Form 10-K
period 2000-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2001-04-02
CIK 1122342

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM  __________ TO  __________  .

                        COMMISSION FILE NUMBER: 0-31857

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0554122
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

735 NORTH PASTORIA AVENUE, SUNNYVALE, CA 94085                 (408) 736-6900
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA
                                                                   CODE)

            SECURITIES REGISTERED TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on March 1, 2001) was approximately $95,356,632.

     As of March 1, 2001 there were 34,735,625 shares of Common Stock, $0.001 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2001 Annual Meeting of Stockholders to be held on May 18, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                               TABLE OF CONTENTS

                                 2000 FORM 10-K

                                                                             PAGE
                                                                             ----
  PART I...................................................................    1
    Item 1.    Business....................................................    1
    Item 2.    Properties..................................................    7
    Item 3.    Legal Proceedings...........................................    7
    Item 4.    Submission of Matters to a Vote of Security Holders.........    8

  PART II..................................................................   10
    Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   10
    Item 6.    Selected Consolidated Financial Data........................   12
    Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   13
    Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk........................................................   28
    Item 8.    Financial Statements and Supplementary Data.................   29
    Item 9.    Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure....................................   48

  PART III.................................................................   49
    Item 10.   Directors and Executive Officers of the Registrant..........   49
    Item 11.   Executive Compensation......................................   50
    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management..................................................   50
    Item 13.   Certain Relationships and Related Transactions..............   50

  PART IV..................................................................   50
    Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.........................................................   50

                                     PART I

ITEM 1. BUSINESS

     When used in this Report, the words "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's marketing and commercialization of products under development, plans for enhancements of existing products, plans for future products, features and uses of our products under development, our patent applications and intellectual property, expansion of our domestic sales force, the establishment of an international distribution network, our competitive advantages, our ability to compete, the source of our competition, consolidation in our industry, and the use of our net proceeds from our initial public offering. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan and last mile access networks, risks related to the acceptance of our products by our customers, risks related to the development of new products by us and our competitors, our ability to retain and obtain customers, increased competition in our markets, and our ability to license intellectual property on commercially reasonable terms and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     In the sections of this report entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Results," all references to "Alliance Fiber Optic Products," "AFOP," "we," "us," "our" or the "Company" mean Alliance Fiber Optic Products, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

     OPIS is our trademark. We also refer to trademarks of other corporations and organizations in this document.

OVERVIEW

     Alliance Fiber Optic Products designs, manufactures and markets a broad range of high performance fiber optic components, and integrated modules incorporating these components, for leading and emerging communications equipment manufacturers. We offer a broad range of products including interconnect devices that are used to connect optical fibers and components, couplers and splitters that are used to divide and combine optical power, and dense wavelength division multiplexing, or DWDM, devices that separate and combine multiple specific wavelengths. Our emphasis on design for manufacturing and our comprehensive manufacturing expertise enable us to produce our products efficiently and in volume quantities. Our product scope and ability to integrate our components into optical modules enable us to satisfy a wide range of customer requirements throughout the optical networking market. Our customers deploy our products in long-haul networks, which connect cities, metropolitan networks, which connect areas within cities, and last mile access networks, which connect to individual businesses and homes.

     We were incorporated in California in December 1995. In October 2000, prior to our initial public offering, we reincorporated in Delaware as Alliance Fiber Optic Products, Inc.

INDUSTRY BACKGROUND

     The popularity of the Internet and the rapidly growing number of data intensive Internet-based applications and services have fueled a significant increase in the volume of data traffic. This traffic growth has increased the demands on communication networks originally developed to primarily transport voice traffic. To meet this demand, many communications service providers are designing and installing new networks based on fiber optic technology, which provides greater data-carrying capacity, or bandwidth, and increased transmission speeds compared to existing communications networks. Until recently, most of the fiber deployed had been dedicated to long-haul networks. However, the demands for high-speed network access and bandwidth are shifting the focus towards more complex metropolitan networks and last mile access networks, which require an increasing number of connections and components.

     Optical fiber is currently being deployed across the following segments of communications networks: long-haul, metropolitan and last mile access.

     Long-haul networks. Long-haul networks connect the communications networks of cities around the world and transport large amounts of data and voice traffic. To solve congestion problems, service providers have invested significant resources in the deployment of optical infrastructure. As a result, current long-haul networks provide high bandwidth for transmitting data over very long distances. The build-out of long-haul networks represents an important step in improving network infrastructure to support increased demand for new services and greater traffic volumes.

     Metropolitan networks. Metropolitan networks connect long-haul networks to last mile access networks within urban areas. Due to the increase in data traffic and the demand for enhanced services, the existing metropolitan network infrastructure has become a bottleneck for the provision of communications services to business and residential end users. As a result, service providers are making significant investments in infrastructure to reduce capacity constraints in metropolitan networks.

     Last mile access networks. Last mile access networks connect business and residential end users to their service provider in order to provide increased bandwidth to the end user. Traditional access networks use the existing copper wire based infrastructure, which is slow compared to the high-speed networks commonly used within businesses. Established and new service providers are beginning to deploy fiber technologies in the last mile access network in order to provide high bandwidth connectivity to the end user.

     Service providers are seeking to maximize the performance and capacity of both new and existing optical networks through advances in optical technology. Wavelength division multiplexing, or WDM, has been used for several years to increase system capacity by combining different light signals at different wavelengths, on a single optical fiber. Each wavelength represents a separate high-bandwidth channel that can carry data. Multiplexing devices combine, or multiplex, these different wavelengths at one end of the optical network, and demultiplexing devices separate, or demultiplex, them at the other end. WDM technology has been enhanced with the introduction of dense wavelength division multiplexing, or DWDM, which permits the wavelengths to be spaced more closely together. The tighter spacing allows even more wavelengths to be transmitted on one optical fiber. The use of WDM and DWDM technology is well established in the long-haul market and is increasingly utilized in the metropolitan and last mile access markets.

     Fiber optic components are used within optical networks to create, combine, isolate, amplify, split, direct and perform various other functions on the optical signals. Fiber optic components are divided into two broad categories, active and passive components. Active components require power to operate and use electrical signals to create, modulate or amplify optical signals. Passive optical components guide, mix, filter, route, adjust and stabilize optical signals transmitted through an optical network.

PRODUCTS

     Our passive optical products support the needs of current and next generation optical network systems applications. Our Optical Path Integration Solution, or OPIS, product family provides a comprehensive line of optical interconnect devices, couplers and splitters and related optical amplifier products, as well as customized integrated modules incorporating these devices. Our wavelength management products include WDM and DWDM components and modules that utilize thin film filter technologies to separate optical signals. Our advanced optical devices include our all-fiber optical depolarizer, which reduces the degree of polarization of a light source, our automatic variable optical attenuator, which controls the amount of power in an optical fiber, and our switchable optical drop/add module, which integrates the switching and add/drop functions into one component module.

     The following is a discussion of our product offerings and the products we are developing.

     OPIS PRODUCTS. In nearly all fiber optic networks, the optical fiber, passive optical components and active optical devices must be joined using optical interconnection systems. Our OPIS platform provides fundamental component support for these applications as well as standard and custom value added integrated solutions that address the need for higher functionality and modularity.

     OPIS Modules. The evolution of optical components is driven by the increasing need for packaging density, module performance and overall cost effectiveness. We design and package our various OPIS components to provide integrated modules for our customers. Our integrated modules reduce our customers' system design requirements and ease implementation.

     Optical Connectors, Adapters and Cable Assemblies. Optical connectors and adapters are precision devices that connect fibers together. Optical cable assemblies are used to bridge relatively short distances with optical paths. We offer a broad range of industry standard connection products that support a wide range of fiber and fiber cable types. Further, with our integrated design and manufacturing capability, we are able to customize these products to meet our customers' needs for compact size and special features. We specialize in providing our customers with high performance custom cable assemblies to serve in conjunction with our optical interconnection solutions at all interface points in the optical communications network.

     Fused Fiber Optical Splitters and Couplers. Fused fiber optical splitters and couplers are branching devices which are used to split optical power from a single fiber, or set of fibers, into a different set of fibers. They are often used to distribute optical signals to multiple locations for processing. These devices utilize signal and power sharing features to reduce the total cost of delivering bandwidth to end users. Our optical splitters and couplers reduce insertion loss, or the power loss incurred when inserting components into an optical path, and deliver high performance, including uniform optical wavelength splitting.

     Optical Tap Couplers and Ultra Low Polarization Dependent Loss Tap Couplers. Optical tap couplers are fused fiber branching devices that split off a portion of light to allow for optical monitoring and feedback. These devices are used extensively in fiber amplifier power control. They are also utilized in transmission equipment for performance monitoring and control. Our ultra low polarization dependent loss devices offer low levels of sensitivity to polarization, which is a characteristic of light that can cause a reduction in the power of optical signals. These devices enable more effective monitoring and management of optical networks.

     Amplifier WDM Couplers. Amplifier WDM couplers are used with specialized fibers to combine or separate specific wavelengths of light associated with standard telecommunications optical amplifier requirements. Our amplifier WDM couplers are stable low power loss components with high power handling capability.

     Optical Fixed Attenuators. Optical fixed attenuators diminish the optical power within a given optical path without interference or reduction in optical signal quality. Typically this function is embedded in an optical connector or adapter element to simplify optical network installation. We utilize attenuated fiber that reduces power while preserving performance characteristics, including optical signal quality and reliability.

     Optical Backplane Connection Systems. Backplanes provide the internal interface, or connection, between various components of optical communication systems. As data transmission rates increase, optical backplanes will be required to ensure that the routing of signals between elements within an optical network is performed at the same rate. We are currently developing interconnection solutions to meet these needs.

     Fused Fiber WDM Couplers. Fused fiber WDM couplers are used to combine and separate optical signals transmitted on different wavelengths. This function provides the first level of bandwidth expansion for a network by increasing a fiber's signal carrying capacity. Fused fiber WDM couplers may also be used to add additional functionality to the network such as network status monitoring. Our fused fiber WDM couplers provide a cost effective way to minimize loss and maximize wavelength isolation.

     Gain Flattening Filters. Gain flattening filters are used to ensure that signals are amplified in equal amounts. By equalizing the increase, gain flattening filters can significantly improve the performance of amplifiers in multi-channel networks. We are currently developing these products.

     FILTER-BASED WAVELENGTH MANAGEMENT PRODUCTS. In recent years, wavelength division multiplexing has become the preferred method of increasing bandwidth throughout optical networks. Our filter-based products serve WDM and DWDM systems as core passive elements that direct and manage larger numbers of optical signal channels. Our wavelength management products also enable network DWDM systems to manage and monitor a large number of optical signals by separating these signals into different paths that can be processed individually.

     Filter WDMs. Our thin film filter based WDMs are used to combine and separate optical signals. Our filter-based products allow for higher isolation and more narrow wavelength separations than fused fiber technology. Our filter WDMs are designed for a range of network applications including combining active and passive components and wavelength monitoring, splitting and separating tasks.

     Amplifier Filter WDMs. Amplifier filter WDMs utilize thin film filter technology to maintain wavelength separation in demanding applications. In addition, filter technology allows for narrow wavelength separation. Our amplifier filter WDMs are designed for a range of applications, such as splitting wavelengths and connecting lasers used in wavelength amplification.

     DWDMs. Dense wave division multiplexers, or DWDMs, are integrated optical modules which combine, or multiplex, and separate, or demultiplex, multiple optical signals of different wavelengths on a single fiber. The separation of wavelengths are so narrow, or dense, that a large number of channels (greater than 10) can be combined within the band of usable wavelengths of the fiber itself. We utilize proprietary thin film technology in the development and manufacture of our DWDM products. This technology delivers excellent performance characteristics, including narrow channel separation and wide channel bandpass, which is the range of frequencies that will pass through a filter. Thin film filter technology allows for a range of solutions for 200 GHz, 100 GHz and 50 GHz International Telecom Union wavelength spacing applications, which permit 40 channels, 80 channels, and 160 channels, respectively, to be transmitted across a single fiber. Our DWDMs directly address the scalable channel plans found in metropolitan and last mile access network applications.

     Add/Drop DWDM Filters. Add/drop DWDM filter products are used to insert or extract specific wavelengths in a DWDM system. While a large number of channels can be transmitted through a single fiber network, often only selected channels of information are required at a particular location. Our 200 GHz, 100 GHz and 50 GHz add/drop components use high performance filter technology and operate with very little optical power loss in order to provide high channel separation and high stability.

     ADVANCED OPTICAL DEVICES. As the capacity and complexity of optical networks increases, future systems face significant challenges. Performance characteristics such as stability, channel balance and power loss due to polarization become difficult to manage without the addition of optical control devices. Our advanced optical devices serve to add further control in next generation networks and network measurement equipment.

     All-Fiber Depolarizers. Depolarizers are devices that reduce the degree of polarization of a light source. As polarization effects become a more significant limiting factor in next generation network performance, depolarization becomes an increasingly important tool in developing solutions to design constraints. We have developed and patented an all-fiber depolarizer which can significantly depolarize light from a range of sources, including those used in communications networks and fiber optic test and measurement equipment.

     Automatic Variable Optical Attenuators. Automatic variable optical attenuators are designed to control the optical power in a fiber. They are often combined with an active system component to maintain optical power on a network even if the input signal is changing power. Our automatic variable optical attenuators are specifically designed for application in DWDM networks for use with individual channel source elements such as add/drop transmitters. The cost and performance characteristics of our automatic variable optical attenuators are specifically targeted to allow for the use of these devices in volume as principal DWDM channel stabilization components.

     Non Reciprocal Optical Devices. Non reciprocal optical devices provide non reversible light direction control. These products allow light to travel through fiber in only one direction, blocking light from travelling in the reverse direction. These devices are used in amplifier design and optical add/drop multiplexing. We are currently developing the following products: optical circulators that are used to direct signal paths in optical fibers with low insertion loss and through multiple ports that require wavelength isolation; optical isolator taps that combine wavelength isolation and tap functions of discrete devices in a single compact device; and optical isolator filter WDMs that combine the wavelength isolation and filter wavelength division multiplexing functions of discrete devices in a single compact device.

     Switchable Optical Drop/Add (SODA) Modules. Our switchable optical drop/add
(SODA) modules will integrate both the switching and add/drop functions in a DWDM system. These products address the need to allocate bandwidth at various locations in advancing network architectures. We are currently developing these products.

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2000, we had nine U.S. patents, three additional U.S. patents allowed or partially allowed and 14 U.S. patents pending. The nine U.S. patents expire between September 8, 2013 and October 27, 2018. We also had two foreign patents issued, six foreign patents allowed and 19 foreign patents pending. Our foreign patents issued will expire in March 2006 and April 2018. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

     To date we have been advised that we may infringe a patent and may owe royalties on sales of one or more products. We are currently evaluating this allegation. From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

CUSTOMERS

     We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2000, we sold our products to more than 180 customers. In the year ended December 31, 2000, no one customer accounted for more than 10% of our revenues. In 1998, two customers accounted for 13% and 10% of our revenues, respectively, and in 1999 one customer accounted for 11% of our revenues.

     Information regarding geographic areas is included in Note 11 to the Consolidated Financial Statements.

SALES, MARKETING AND TECHNICAL SUPPORT

     Sales. Our direct sales force markets and sells our products primarily in the United States. We also maintain a sales support staff in Taiwan to service customers based in the Asia Pacific region. Our direct sales force and technical marketing personnel maintain close contact with our customers and provide technical support. We are planning to expand our sales force in the United States and to establish an international distribution network.

     Marketing. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers about the capabilities and benefits of our products. Our marketing efforts include participating in industry trade shows and technical conferences, advertising in trade journals and communicating through our corporate Web site and direct mail.

     Technical Support. We maintain a technically knowledgeable support staff that is critical to our development of long-term customer relationships. Our technical support staff works closely with our customers to understand their product requirements to assist customers with utilizing our product line, and to develop customized product solutions.

COMPETITION

     The fiber optic component industry is highly competitive and subject to rapid technological change. We believe that the principal differentiating factors in the fiber optic component market are support for multiple optical interfaces, high optical power, wavelength selection, manufacturing capacity, reliable and compact packaging, price, product innovation and reliability. Based on our assessment of the performance and price of similar competitive offerings, we believe that our products compare favorably, although we cannot assure that they will continue to do so.

     Our principal competitors in the components market include Avanex Corporation, Corning, DiCon Fiberoptics, Inc., Gould Electronics Inc., JDS Uniphase, which recently acquired E-TEK Dynamics and SDL, Lucent Technologies Inc., Luminent, Inc., New Focus, Inc., Nortel Networks Corporation, Oplink, Inc., Stratos Lightwave, Inc. and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. We expect significant pricing pressure from our competitors, which may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

PRODUCT DEVELOPMENT

     As of December 31, 2000, we had 50 engineers and technicians directly involved in research and development of our products both in the United States and in Taiwan. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems. Prior to June 30, 2000, costs associated with the manufacturing start-up and sample production activities of our DWDM product line were included in research and development, after which they were included in manufacturing costs.

     Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. We also maintain a product development capacity in our

Taiwan subsidiary. Our research and development expense, excluding non-cash compensation expense, was $1.5 million, $1.5 million and $4.3 million for the years ended December 31, 1998 and 1999 and 2000, respectively. We have increased, and intend to continue to increase, our research and development budget and staff to enhance our current product lines and to develop new technologies and products to serve the next generation communication markets.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company makes significant purchases of key materials, components and equipment, including ferrules, graded index lenses, or GRIN lenses, filters and other components from third party suppliers. The Company obtains most of its critical raw materials and components from a single or limited number of suppliers. When possible, the Company also develops and maintains alternative sources for essential materials and components, however, there is only one supplier of GRIN lenses.

EMPLOYEES

     As of December 31, 2000, the Company had 572 full-time employees, including 201 located in the United States, 331 in Taiwan and 40 in mainland China. The employees in the United States included 39 engaged in product development, 128 in manufacturing production, 5 in quality, 16 in sales, marketing, application support and customer service, and 13 in general and administration. In Taiwan, our full-time employees included 11 engaged in product development, 281 in manufacturing, 16 in quality, and 23 in sales, general and administration. In mainland China, the 40 employees included 23 in manufacturing, 2 in quality and 15 in administration. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and it considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     In the United States, the Company leases a total of approximately 32,800 square feet in three buildings located in Sunnyvale, California. Of the 32,800 square feet:

     - the Company leases 11,700 square feet of administrative, sales, marketing, and manufacturing space pursuant to a lease that expires in May 2004;

     - the Company leases a 10,500 square foot manufacturing facility pursuant to a lease that expires in July 2004; and

     - the Company entered into an agreement to lease an additional 10,600 square feet of space near its current headquarters in Sunnyvale, California in December 2000. The lease commenced in February 2001 and the Company uses the facility for product development activities.

     In Taiwan, the Company leases a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. The leases for these facilities expire at various times from April 2001 to May 2003. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $797,000, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

     In mainland China, the Company leases a total of approximately 27,000 square feet in one facility located near Shenzhen, China, substantially all of which is used for manufacturing and support. This lease expires in July 2002.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this Form 10-K, there are no material legal proceedings pending against the Company or, to the best of its knowledge, threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     1. On October 18, 2000, we held our 2000 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

       (a) Election of the following directors:

          Common Class:
             Peter C. Chang
             R. David Dicioccio
             Gwong-Yih Lee

          Series A and Series B Preferred Class:
             James C. Yeh
             Michael Tung

          Series C Preferred Class:
             Peter C. Morris

          Common Class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
 7,190,000               0                  0

          Series A and Series B Preferred Classes:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
16,275,000               0                  0

          Series C Preferred Class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
4,918,000                0                  0

          (b) Approval of the Reincorporation and Name Change. Approval of the Reincorporation and the name change required a majority vote of (i) the Common Stock voting as a class, (ii) the Series A, Series B and Series C Preferred Stock voting together as a class and (iii) the Series C Preferred Stock voting as a class.

          Common Class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
7,149,000                0                  0

          Series A, Series B and Series C Preferred Classes:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
21,193,000               0                  0

          Series C Preferred Class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
4,918,000                0                  0

          (c) Approval of an Amendment to the 1997 Stock Plan to increase the number of shares reserved for grant. Approval of the Amendment to the 1997 Stock Plan to increase the number of shares under the plan required the affirmative vote of the holders of two-thirds (66 2/3%) of the outstanding shares of Common Stock, Series A, Series B and Series C Preferred Stock voting together as a class.

          All Stockholders voting as a single class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
28,383,000               0                  0

          (d) Approval of an Amendment to the 1997 Stock Plan to provide for the grant of options to non-employee directors. Approval of an Amendment to the 1997 Stock Plan to provide for the grant of options to non-employee directors required a majority vote of the Common Stock, Series A, Series B and Series C Preferred Stock voting as a class.

          All Stockholders voting as a single class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
28,383,000               0                  0

          (e) Approval of the Amended and Restated Articles of Incorporation. Approval of the Amended and Restated Articles of Incorporation required a majority vote of (i) the Common Stock voting as a class, (ii) the Series A, Series B and Series C Preferred Stock, voting together as a class, and
     (iii) the Series C Preferred Stock voting as a class.

          Common Class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
7,190,000                0                  0

          Series A, Series B and Series C Preferred Classes:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
21,193,000               0                  0

          Series C Preferred Class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
4,918,000                0                  0

          (f) Authorization of the Form of Indemnification Agreement. Authorization of the Form of Indemnification Agreement required a majority vote of (i) the Common Stock held by "disinterested shareholders," voting as a class and (ii) the Series A, Series B and Series C Preferred Stock held by "disinterested shareholders" voting as a class.

          Disinterested Common Class:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
 965,000                 0                  0

          Disinterested Series A, Series B and Series C Preferred Classes:

   FOR                AGAINST            ABSTAIN
- ----------            -------            -------
7,703,500                0                  0

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $0.001, is traded on the Nasdaq National Market under the symbol "AFOP." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq, since November 21, 2000, the date of the Company's initial public offering, as reported in its consolidated transaction reporting system.

                                             HIGH       LOW
                                            -------    ------
Fourth Quarter 2000.......................  $11.375    $4.625
First Quarter 2001........................    14.00      5.75

     As of March 1, 2001, the Company's common stock was held by 95 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

     On various dates during the year ended December 31, 2000, the Company issued 3,420,750 shares of its common stock to 21 employees, consultants and directors pursuant to the exercise of options granted under its 1997 Stock Plan. The exercise prices per share ranged from $.005 to $2.00, for an aggregate consideration of $2,017,000. Options granted under the 1997 Stock Plan generally become exercisable at the rate of 1/4 of the total number of shares subject to the options 12 months after the vesting commencement date, and 1/4 of the total number of shares subject to the options every 12 months thereafter. The sales of these securities were considered to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions under compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

     In January 2000, the Company issued 140,000 shares of Series B convertible preferred stock at $2.00 per share for aggregate consideration of $280,000 to one accredited investor. The sale of these securities was considered exempt from registration under the Securities Act in reliance of Section 4(2) of the Securities Act or Regulation D promulgated thereunder. Each share of Series B convertible preferred stock was converted into one share of the Company's common stock in connection with its initial public offering.

     In July and August 2000, the Company issued 5,000,000 shares of Series C convertible preferred stock at $5.50 per share for aggregate consideration of $27,500,000 to 28 accredited investors, including certain of our directors and executive officers. The sale of these securities was considered exempt from registration under the Securities Act in reliance of Section 4(2) of the Securities Act or Regulation D promulgated thereunder. Each share of Series C convertible preferred stock was converted into one share of the Company's common stock in connection with its initial public offering.

     The recipients of the securities in each of the transactions above represented their intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in these transactions. All recipients had adequate access, through relationships with the Company, to information about the Company.

     In November 2000, the Company completed the sale of a total of 4,500,000 shares of its common stock, par value $0.001 per share, at a price of $11.00 per share in a firm commitment underwritten public offering. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-45482), which the Securities and Exchange Commission declared effective on November 20, 2000. Merrill Lynch, Pierce, Fenner & Smith Incorporated, U.S. Bancorp Piper Jaffray Inc., Wit SoundView Corporation and SG Cowen Securities Corporation were the lead underwriters for the offering.

     Of the $49,500,000 in aggregate proceeds raised by us in the offering:

          1. approximately $3,465,000 was paid to the underwriters in connection with the underwriting discount;

          2. approximately $1,625,000 was used to pay for other costs directly associated with the offering;

          3. approximately $694,000 was used to repay the outstanding balance under two loan facilities;

          4. approximately $782,000 was used to repurchase 76,450 shares under the terms of the agreement with Merrill Lynch & Co., U.S. Bancorp Piper Jaffray, Wit SoundView Corporation and SG Cowen;

          5. approximately $797,000 was used to purchase 8,200 square feet of space in Tu-Cheng City, Taiwan; and

          6. the balance of the proceeds from the offering, $42,137,000, are being used to fund working capital increases, for research and development, for sales and marketing and general corporate purposes. Until used, the remaining cash balance is being invested in short-term, interest-bearing, investment-grade securities.

     We do not have more specific plans for the remainder of the net proceeds from the initial public offering. The amounts and timing of expenditures will vary depending on the amount of cash generated by our operations, competitive and technological developments and the rate of growth, if any, of our business. We will retain broad discretion in the allocation of the net proceeds from the initial public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to our consolidated statements of operations data for each of the three years in the period ended December 31, 2000, and with respect to our consolidated balance sheet at December 31, 1999 and 2000 are derived from our Consolidated Financial Statements and related Notes that have been audited by PricewaterhouseCoopers LLP, independent accountants, which are included in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1996 and 1997 and our consolidated balance sheet data at December 31, 1996, 1997 and 1998 are derived from our audited consolidated financial statements not included in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in this Form 10-K.

                                                  YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------
                                      1996       1997       1998      1999        2000
                                     -------    -------    ------    -------    --------
                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues...........................  $ 4,774    $ 5,263    $4,906    $ 7,551    $ 22,223
                                     =======    =======    ======    =======    ========
Gross profit.......................  $   751    $ 1,701    $2,149    $ 2,640    $  7,899
                                     =======    =======    ======    =======    ========
Net income (loss) attributable to
  common stockholders..............  $   126    $    68    $ (388)   $(1,271)   $(22,869)
                                     =======    =======    ======    =======    ========
Net income (loss) per share
  attributable to common
  stockholders(1):
  Basic............................  $  0.04    $  0.02    $(0.11)   $ (0.31)   $  (2.71)
                                     =======    =======    ======    =======    ========
  Diluted..........................     0.01         --     (0.11)     (0.31)      (2.71)
                                     =======    =======    ======    =======    ========
Shares used in computing net income
  (loss) per share(1):
  Basic............................    3,600      3,600     3,600      4,080       8,452
                                     =======    =======    ======    =======    ========
  Diluted..........................   19,972     19,972     3,600      4,080       8,452
                                     =======    =======    ======    =======    ========
Pro forma net loss per share
  attributable to common
  stockholders (unaudited)(2):
  Basic and diluted................                                  $ (0.07)   $  (0.90)
                                                                     =======    ========
Shares used in computing pro forma
  net loss per share
  (unaudited)(2):
  Basic and diluted................                                   19,480      25,502
                                                                     =======    ========

                                                          DECEMBER 31,
                                        ------------------------------------------------
                                         1996      1997      1998      1999       2000
                                        ------    ------    ------    -------    -------
                                                         (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.........................  $1,422    $2,820    $3,985    $ 6,139    $66,677
Working capital.......................   2,760     2,986     4,881      7,875     73,761
Total assets..........................   2,939     5,139     8,107     12,142     88,525
Long-term liabilities, less current
  portion.............................      --        --        68        317        181
Mandatorily redeemable convertible
  preferred stock.....................   3,416     3,416     6,115      9,835         --
Total stockholders' equity............      99       565       994        396     82,499

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words, "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our profitability, statements as to our net losses, our sources of revenue and anticipated revenue, our ability to obtain raw materials and components and maintain and develop supplier relationships, the fluctuation of our cost of revenues as a percentage of revenues, the impact of the power crisis in California, our plans to expand our product development efforts, our plans to expand our operations domestically and internationally, our plans to hire additional employees, our exposure to currency rate fluctuations, the amount and mix of our anticipated expenditures, our need for additional financing, our ability to establish and maintain relationships with key customers, the accelerated amortization of our deferred stock-based compensation, our plans to expand our manufacturing capacity, our ability to maintain appropriate inventory, and factors that affect a customer's decision to chose a supplier, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the competition from other entities including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, financial stability in foreign markets and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

OVERVIEW

     We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we term our Optical Path Integration Solution, or OPIS, products. We also distributed a cable television transmission product line, which we discontinued in 1997. Since 1997, we have broadened our OPIS product line which now includes attenuators and fused fiber products. Most of these new products were introduced between 1997 and 1999. In early 1999, we started developing our dense wavelength division multiplexing, or DWDM, and other wavelength management products, forming a new product line based in part on our proprietary technology. We started selling our DWDM devices in limited production quantities in July 2000.

     From our inception through December 31, 2000, we derived substantially all of our revenues from our OPIS product line. In the third and fourth quarters of 2000, our DWDM product line contributed revenues of $440,000 and $1.4 million, respectively. In the year ended December 31, 2000, our top 10 customers comprised 45.5% of our revenues and no customer accounted for more than 10% of our revenues. Two customers accounted for more than 10% of our revenues in the year ended December 31, 1998. One customer accounted for 11.2% of our revenues in the year ended December 31, 1999.

     We market and sell our products predominantly through our direct sales force, which we began building in early 1998. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. The percentages of our revenues derived from sales outside of North America were 61.2%, 28.7% and 20.9% in the years ended December 31, 1998, 1999 and 2000, respectively.

     We recognize revenues upon the shipment of our products to our customers provided that we have received a purchase order, the price is fixed, and the collection of the resulting receivable is probable.

Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-contract customer support.

     Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

     - changes in manufacturing volume;

     - costs incurred in establishing additional manufacturing lines and facilities;

     - mix of products sold;

     - changes in our pricing and pricing from our competitors;

     - mix of sales channels through which our products are sold; and

     - mix of domestic and international sales.

     The increased cost of power in California, where we manufacture some of our products, may negatively impact our cost of revenues. We may also suffer lost revenues resulting from possible power outages. We cannot predict the frequency or severity of power shortages or blackouts, but if we do experience any shortages or blackouts, our ability to develop new products, manufacture our existing products or provide services may be effected.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We plan to significantly expand our product development efforts, and expect our research and development expenses to increase in absolute dollars in the foreseeable future.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We intend to expand our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that any increased expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers. We believe that continued investment in sales and marketing functions is critical to our success and expect these expenses to increase in absolute dollars in the foreseeable future.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect these expenses to increase in absolute dollars as we continue to add personnel and incur costs related to the growth of our business and our operations as a public company.

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $30.9 million through December 31, 2000, representing the difference between the estimated fair market value of the common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. We expect that the deferred stock-based compensation balance of $20.8 million as of December 31, 2000 will be amortized on an accelerated basis over the vesting periods, which are generally four years. Accordingly, we expect non-cash compensation expense, which was $9.1 million in the year ended December 31, 2000, to decrease in future periods.

     In July 2000, we issued 4,700,000 shares of Series C convertible preferred stock at a price of $5.50 per share. The difference between the issuance price and the deemed fair value of the common stock on the date of the transaction resulted in a deemed preferred stock dividend, which was fully recognized in the quarter ended September 30, 2000.

     In November 2000, we completed our initial public offering by issuing 4,500,000 shares of common stock at a price of $11.00 per share. The proceeds of the offering, net of costs associated with the registration and issuance of the shares, totaled $44.4 million. Subsequent to the offering and in accordance with the terms of the agreement with the underwriters, we repurchased approximately 76,000 shares of common stock at an aggregate purchase price of $782,000.

     In October 1997, we acquired 97% of the outstanding common stock of Transian Technology Ltd. Co., a Taiwan corporation, for $512,000 to expand our design and manufacturing capacity. In April 1998, we invested an additional $152,000 in cash in Transian, increasing our ownership to 98.5% of the common stock of Transian.

     In December 2000, we established a subsidiary, Alliance Fiber Optic Products, under the laws of the People's Republic of China. The subsidiary is based in Shenzhen, China where it leases a manufacturing facility which will support our expanding manufacturing operations for both our OPIS and DWDM product lines.

RESULTS OF OPERATIONS

     The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----    -----    -----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues....................................................  100.0%   100.0%   100.0%
Cost of revenues:
  Cost of revenues..........................................   56.2     64.7     60.2
  Non-cash compensation expense.............................    0.0      0.3      4.3
                                                              -----    -----    -----
          Total cost of revenues............................   56.2     65.0     64.5
                                                              -----    -----    -----
  Gross profit..............................................   43.8     35.0     35.5
                                                              -----    -----    -----
Operating expenses:
  Research and development:
     Research and development...............................   30.3     20.3     19.3
     Non-cash compensation expense..........................    0.0      0.8     10.3
                                                              -----    -----    -----
          Total research and development....................   30.3     21.1     29.6
  Sales and marketing:
     Sales and marketing....................................   12.0     12.8      8.9
     Non-cash compensation expense..........................    1.2      1.0      2.0
                                                              -----    -----    -----
          Total sales and marketing.........................   13.2     13.8     10.9
  General and administrative:
     General and administrative.............................   12.1     12.9     10.3
     Non-cash compensation expense..........................    3.3      6.4     24.5
                                                              -----    -----    -----
          Total general and administrative..................   15.4     19.3     34.8
                                                              -----    -----    -----
          Total operating expenses..........................   58.9     54.2     75.3
                                                              -----    -----    -----
Loss from operations........................................  (15.1)   (19.2)   (39.8)
Interest and other income, net..............................    5.6      1.5      5.0
                                                              -----    -----    -----
Loss before income taxes....................................   (9.5)   (17.7)   (34.8)
Income taxes provision (benefit)............................   (1.6)    (0.9)     1.7
                                                              -----    -----    -----
Net loss....................................................   (7.9)%  (16.8)%  (36.5)%
                                                              =====    =====    =====

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

     Revenues. Revenues were $4.9 million, $7.6 million and $22.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. Revenues increased 54% from 1998 to 1999 due to higher volume sales and expansion of our OPIS product line. Revenues increased 194% from 1999 to 2000 because of an increase of $12.7 million in sales of our OPIS products, as well as $1.9 million of initial sales of our wavelength management products.

     Gross Profit. Gross profit, including non-cash compensation expense, increased from $2.1 million, or 43.8% of revenues, in 1998 to $2.6 million, or 35.0% of revenues, in 1999 and to $7.9 million, or 35.5% of revenues, in 2000. Excluding non-cash compensation expense, gross profit increased from $2.1 million, or 43.8% of revenues in 1998, to $2.7 million, or 35.3% of revenues, in 1999 and to $8.8 million, or 39.8% of revenues, in 2000. As a percentage of revenues, the decrease in gross profit from 1998 to 1999 was primarily due to start-up manufacturing costs associated with the introduction of new products, the expansion of our manufacturing facilities in Taiwan and reductions in average selling prices. The increase in gross profit as a percentage of revenues from 1999 to 2000, excluding non-cash compensation expense, was primarily the result of manufacturing economies of scale resulting from higher production volumes of our OPIS products, partially offset by start-up manufacturing costs of our recently introduced DWDM products. We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and ramp up costs associated with our DWDM product line.

     Research and Development Expenses. Research and development, including non-cash compensation expense, increased from $1.5 million, or 30.3% of revenues, in 1998 to $1.6 million, or 21.1% of revenues, in 1999 to $6.6 million, or 29.6% of revenues, in 2000. Excluding non-cash compensation expense, research and development increased from $1.5 million, or 30.3% of revenues, in 1998 to $1.5 million, or 20.3% of revenues, in 1999 to $4.3 million, or 19.3% of revenues, in 2000. Excluding non-cash compensation expense, these increases in absolute dollars were primarily due to costs related to the development of additional OPIS products, increases in the number of research and development personnel and related costs, and development and pilot production costs for our DWDM product line. The decreases in research and development expenses as a percentage of revenues were primarily the result of increases in our revenues. We expect our research and development expenses to continue to increase in absolute dollars in the foreseeable future.

     Sales and Marketing Expenses. Sales and marketing expenses, including non-cash compensation expense, increased from $646,000, or 13.2% of revenues, in 1998 to $1.0 million, or 13.8% of revenues, in 1999 to $2.4 million, or 10.9% of revenues, in 2000. Excluding non-cash compensation expense, sales and marketing expenses increased from $591,000, or 12.0% of revenues, in 1998 to $968,000, or 12.8% of revenues, in 1999 to $2.0 million, or 8.9% of revenues, in 2000. These increases in absolute dollars, and the increase in sales and marketing expenses as a percentage of revenues from 1998 to 1999, were attributable primarily to hiring additional direct sales and marketing personnel and expanding our sales and marketing efforts, resulting in increases in marketing and advertising expenses. The decrease in sales and marketing expenses as a percentage of revenue from 1999 to 2000 was primarily due to economies of scale. We expect our sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future.

     General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense, increased from $758,000, or 15.4% of revenues, in 1998 to $1.5 million, or 19.3% of revenues, in 1999 to $7.7 million, or 34.8% of revenues, in 2000. Excluding non-cash compensation, general and administrative expenses increased from $593,000, or 12.1% of revenues, in 1998 to $975,000, or 12.9% of revenues, in 1999 to $2.3 million, or 10.3% of revenues, in 2000. These increases in absolute dollars were primarily due to hiring additional personnel and associated expenses necessary to manage and support our increased scale of operations. The decrease in general and administrative expenses as a percentage of revenue from 1999 to 2000 was primarily due to economies of scale. We expect our general and administrative expenses to continue to increase in absolute dollars, but to decrease as a percentage of revenues, in the foreseeable future.

     Interest and Other Income, Net. Interest and other income, net was $275,000, $117,000 and $1.1 million for the years ended December 31, 1998, 1999 and 2000, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances. The increase from 1999 to 2000 was the result of significantly higher average cash balances resulting from proceeds from two private rounds of preferred stock financing and our initial public offering of common stock.

     Income Taxes. Income taxes included benefits of $79,000 in 1998 and $67,000 in the years ended December 31, 1998 and 1999, respectively and expense of $396,000 in the year ended December 31, 2000. The income tax benefits in 1998 and 1999 were based primarily on recovering income taxes paid in previous years. The income tax expense in 2000 was the result of non-cash compensation charges which are not deductible for income tax purposes resulting in taxable income.

     As of December 31, 2000, we had approximately $370,000 of federal net operating loss carryforwards for tax purposes and $138,000 of federal and $52,000 of state tax credit carryforwards available to offset future taxable income. The carryforwards will expire at various dates from 2013 through 2020, if not utilized. We have not recognized any benefit from the use of loss carryforwards for these periods or for any other periods since inception.

     Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of the assets is more likely than not. Based upon the weight of available evidence, which included our historical operating performance and our cumulative net losses, we have provided a full valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising $44.4 million. At December 31, 2000, we had cash and cash equivalents of $42.5 million and short-term investments of $24.1 million net of costs and expenses.

     Net cash used in operating activities was $409,000 in 1998, $1.0 million in 1999 and $3.6 million in 2000. Net cash used in 1998 and 1999 was primarily the result of our net losses, which were partially offset by non-cash charges, and an increase in working capital requirements caused by increasing revenue and the related expansion of our operations. In 2000, our net loss of $8.1 million included non-cash charges of $10.1 million, primarily related to non-cash compensation expense of $9.1 million and depreciation of $957,000, which resulted in a net cash contribution of $2.0 million. This contribution was offset by an increase in working capital of $5.4 million. Our accounts receivable increased by $3.6 million in 2000 due to continued growth of our revenues, and our inventories increased by $5.4 million in the same period primarily due to increases in DWDM inventories. The cash required to fund the increase in inventories was partially financed by an increase in accounts payable of $2.2 million and accrued expenses and other liabilities of $1.7 million.

     Cash used in investing activities was $1.7 million in 1998, $862,000 in 1999 and $31.2 million in 2000. In 1998 and 1999, all of the cash was used to acquire property and equipment. In 2000, $7.0 million was used to acquire property and equipment and $24.2 million was invested in high-grade, short-term securities.

     Cash generated by financing activities was $3.3 million in 1998, $4.1 million in 1999 and $71.1 million in 2000. Cash generated by financing activities in 1998 resulted from the sale of Series A convertible preferred stock. Cash generated by financing activities in 1999 resulted primarily from the sale of Series B convertible preferred stock and borrowings of $295,000 under our bank lending facility. Cash generated by financing activities in 2000 included $27.4 million generated by the sale of Series C preferred stock and $44.4 million from the sale of common stock in our initial public offering.

     We entered into loan facilities in July 1999 and January 2000 with Silicon Valley Bank for a maximum of $800,000, which was fully drawn down during the course of fiscal year 2000. We repaid these loans with a portion of the proceeds of our initial public offering. In July 2000, we arranged additional facilities with Silicon Valley Bank: a $750,000 equipment lease line which is fully available, and a $1 million line of credit under which we have obtained a $641,000 letter of credit to secure a building lease. Certain equipment we own secures the existing loan facilities. In addition, Silicon Valley Bank holds a general lien on our assets.

     We expect to incur approximately $17.0 million of capital expenditures in 2001, primarily to purchase equipment and expand our operations and manufacturing capacity in the United States, Taiwan and China. In July and December 2000, we entered into leases for an additional 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $797,000 and leased 27,000 square feet of space for manufacturing in Shenzen, China.

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings or additional credit facilities. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB deferred the effective date of SFAS No. 133 until the first quarter for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The Company has adopted SFAS No. 133 in the first quarter of fiscal year 2001 and management does not expect that the requirements of SFAS No. 133 and SFAS No. 138 will have a material effect on the Company's Consolidated Financial Statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company adopted the provisions of SAB No. 101 in its Consolidated Financial Statements for all years presented in this Report, and the adoption did not have a material effect on the Company's Consolidated Financial Statements.

     In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a significant effect on the results of the Company's consolidated financial position, results of operations for cash flows.

                        FACTORS THAT MAY AFFECT RESULTS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE TO ACHIEVE AND SUSTAIN PROFITABILITY.

     We have incurred losses for the last three fiscal years and expect that our net losses and negative cash flow will continue for the foreseeable future as we continue to invest in our business. We incurred net losses of $388,000 in 1998, $1.3 million in 1999, and $8.1 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $9.6 million.

     We have recently expanded our manufacturing facilities, and we expect to continue to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. In particular, given our early stage of development, our increasing operating expenses and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

OUR QUARTERLY AND ANNUAL FINANCIAL RESULTS HAVE HISTORICALLY FLUCTUATED DUE PRIMARILY TO INTRODUCTION OF, DEMAND FOR, AND SALES OF OUR PRODUCTS, AND FUTURE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     We believe that period to period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions, the timing and extent of product sales, and the mix of products sold have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed in other risk factors below, may also cause our results to fluctuate. Many of the factors which may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

OUR OPTICAL PATH INTEGRATION SOLUTION PRODUCTS HAVE HISTORICALLY REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUES, AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR THIN-FILM FILTER-BASED DWDM PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

     Sales of our Optical Path Integration Solution, or OPIS, products accounted for over 90% of our revenues in the year ended December 31, 2000 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our thin-film filter-based DWDM products, which we began shipping commercially in July 2000. If our target customers do not widely adopt and purchase our DWDM products, our revenues may not grow significantly and our business will be seriously harmed.

WE WILL NOT ATTRACT NEW ORDERS FOR OUR FIBER OPTIC COMPONENTS UNLESS WE CAN DELIVER SUFFICIENT QUANTITIES OF OUR PRODUCTS TO OPTICAL COMMUNICATIONS EQUIPMENT MANUFACTURERS.

     Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. Our manufacturing operations in Taiwan are currently operating near capacity, and we are presently able to fill substantially all of our customers' orders. However, if we do not increase our manufacturing capacity to meet the future production requirements of our customers, growth of our business will be negatively impacted. We have received orders for commercial quantities of our DWDM products and we are increasing our manufacturing capacity for those products. We would be unable to fill large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. In addition, if we build our manufacturing capacity and inventory in excess of demand, we may produce excess inventory that may have to be written off.

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO SUPPLY KEY MATERIALS, COMPONENTS AND EQUIPMENT, SUCH AS FERRULES AND LENSES, AND IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF THESE ITEMS AT ACCEPTABLE PRICES, OUR ABILITY TO FILL ORDERS WOULD BE LIMITED AND OUR OPERATING RESULTS COULD BE HARMED.

     We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business. In this regard, we are experiencing difficulties in obtaining ferrules used in our OPIS line of products. The difficulties have typically resulted from demand for ferrules within the industry exceeding the capacity of suppliers. We believe shortages of ferrules have limited our growth. In the future, if we are unable to obtain sufficient ferrules to meet increasing demand for products incorporating these ferrules, potential growth of our business will be impeded. In addition, all of our graded index, or GRIN, lenses, which are incorporated into substantially all of our filter-based DWDM products, are obtained from one supplier, Nippon Sheet Glass.

     We also depend on a limited number of manufacturers and vendors that make and sell the complex equipment we use in our manufacturing process. In periods of high market demand, the lead times from order to delivery of this equipment could be significant. Delays in the delivery of this equipment or increases in the cost of this equipment could harm our operating results.

WE DEPEND ON KEY PERSONNEL TO OPERATE OUR BUSINESS EFFECTIVELY IN THE RAPIDLY CHANGING FIBER OPTIC COMPONENTS MARKET, AND IF WE ARE UNABLE TO HIRE AND RETAIN APPROPRIATE MANAGEMENT AND TECHNICAL PERSONNEL, OUR ABILITY TO DEVELOP OUR BUSINESS COULD BE HARMED.

     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our Chief Executive Officer, David Hubbard, our Vice President, Sales and Marketing, and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

     In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. In addition, in order to expand our manufacturing capabilities in China, we must hire a significant number of additional manufacturing and research development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. We may also have difficulty hiring skilled engineers at our manufacturing facility in Taiwan. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

THE MARKET FOR FIBER OPTIC COMPONENTS IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE.

     The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex, Corning, DiCon Fiberoptics, Gould, JDS Uniphase, which recently acquired E-TEK Dynamics and SDL, Lucent, Luminent, New Focus, Nortel, Oplink, Stratos Lightwave and Tyco Electronics. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

     Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote greater resources to the development, promotion and sale of products, to negotiate lower prices on raw materials and components, or to deliver competitive products at lower prices.

     Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and subsequently reduce or cease their purchases from us. Three of our top ten customers, Avanex, JDS Uniphase and Tyco Electronics, are also competitors and accounted for 15.3% of our revenues in the year ended December 31, 2000. In light of the consolidation in the optical networking industry, we also believe that the size of suppliers will be an increasingly important part of a purchaser's decision-making criteria in the future. We may not be able to compete successfully with existing or new competitors, nor can we ensure that the competitive pressures we face will not result in lower prices for our products, loss of market share, or reduced gross margins, any of which could harm our business.

     New and competing technologies are emerging due to increased competition and customer demand. The introduction of products incorporating new or competing technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, there are technologies for the design of wavelength division multiplexers that compete with the technology that we incorporate in our products. If our products do not incorporate technologies demanded by customers, we could lose market share and our business would suffer.

IF WE CANNOT ATTRACT MORE OPTICAL COMMUNICATIONS EQUIPMENT MANUFACTURERS TO PURCHASE OUR PRODUCTS, WE MAY NOT BE ABLE TO INCREASE OR SUSTAIN OUR REVENUES.

     Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Many of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

     - customer unwillingness to implement our products;

     - any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

     - the success of our customers;

     - new product introductions by our competitors;

     - any failure of our products to perform as expected; or

     - any difficulty we may incur in meeting customers' delivery requirements or product specifications.

IF WE ARE NOT ABLE TO ACHIEVE ACCEPTABLE MANUFACTURING YIELDS AND SUFFICIENT PRODUCT RELIABILITY IN THE PRODUCTION OF OUR FIBER OPTIC COMPONENTS, WE MAY INCUR INCREASED COSTS AND DELAYS IN SHIPPING PRODUCTS TO OUR CUSTOMERS, WHICH COULD IMPAIR OUR OPERATING RESULTS.

     Complex and precise processes are required for the manufacture of our products. Changes in our manufacturing processes or those of our suppliers, or the inadvertent use of defective materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our operating results. We may not obtain acceptable yields in the future.

     In some cases, existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost-effectively meet our production goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We will need to develop new manufacturing processes and techniques that will involve higher levels of automation to increase our gross margins. We may not achieve adequate manufacturing cost efficiencies.

     Because we plan to introduce new products and product enhancements regularly, we must effectively transfer production information from our product development department to our manufacturing group and coordinate our efforts with those of our suppliers to rapidly achieve volume production. In our experience, our yields have been lower during the early stages of introducing new product to manufacturing. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

BECAUSE THE QUALIFICATION AND SALES CYCLE ASSOCIATED WITH FIBER OPTIC COMPONENTS IS LENGTHY AND VARIED, IT IS DIFFICULT TO PREDICT THE TIMING OF A SALE OR WHETHER A SALE WILL BE MADE, WHICH MAY CAUSE US TO HAVE EXCESS MANUFACTURING CAPACITY OR INVENTORY AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

     In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. This process may range from three to six months and sometimes longer. Once they decide to use a particular supplier's product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that customer until at least the adoption of a future redesigned system. Even then, many customers may be reluctant to incorporate entirely new products into their new systems, as this could involve significant additional redesign efforts. If we fail to achieve design-in wins in our potential customers' qualification processes, we will lose the opportunity for significant sales to those customers for a lengthy period of time.

In addition, some of our customers require that our products be subjected to standards-based qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long lead-time supplies. Even after the evaluation process, it is possible a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. Accordingly, our revenues and operating results may vary significantly and unexpectedly from quarter to quarter.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR OPTICAL NETWORKING COMPONENTS MAY BE DROPPED FROM SUPPLY PROGRAMS AND OUR REVENUES MAY DECLINE.

     Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality assurance system. Our existing manufacturing lines, as well as each new manufacturing line, must pass through various levels of approval with our customers. For example, customers may require that we be registered under international quality standards. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether the manufacturing line achieves the customers' quality, performance and reliability standards. Delays in product qualification may cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

BECAUSE OF THE TIME IT TAKES TO DEVELOP FIBER OPTIC COMPONENTS, WE INCUR SUBSTANTIAL EXPENSES FOR WHICH WE MAY NOT EARN ASSOCIATED REVENUES.

     The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $1.5 million in 1998, $1.5 million in 1999, and $4.3 million in 2000. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

OUR FIBER OPTIC COMPONENTS ARE DEPLOYED IN LARGE AND COMPLEX COMMUNICATIONS NETWORKS AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL AFTER OUR PRODUCTS HAVE BEEN INSTALLED, WHICH COULD DAMAGE OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS.

     Our products are designed to be deployed in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

     - loss of customers;

     - damage to our reputation;

     - failure to attract new customers or achieve market acceptance;

     - diversion of development and engineering resources; and

     - legal actions by our customers.

     The occurrence of any one or more of the foregoing factors could cause our net income to decline.

THE OPTICAL NETWORKING COMPONENT INDUSTRY HAS IN THE PAST, IS NOW, AND MAY IN THE FUTURE EXPERIENCE DECLINING AVERAGE SELLING PRICES, WHICH COULD CAUSE OUR GROSS MARGINS TO DECLINE.

     The optical networking component industry has in the past experienced declining average selling prices as a result of increasing competition and greater unit volumes as communication service providers continue to deploy fiber optic networks. Average selling prices are currently decreasing and may continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines may contribute to a decline in our gross margins, which could harm our results of operations.

IF WE FAIL TO EFFECTIVELY MANAGE THE RAPID EXPANSION OF OUR OPERATIONS, INCLUDING THE GROWTH IN OUR MANUFACTURING FACILITIES AND THE ANTICIPATED SIGNIFICANT INCREASE IN THE NUMBER OF EMPLOYEES, OUR OPERATING RESULTS COULD BE HARMED.

     We have rapidly expanded our operations domestically and internationally in recent periods and expect to continue to do so. As of December 31, 2000, we had a total of 201 full-time employees in Sunnyvale, California, 331 full-time employees in Taiwan, and 40 full-time employees in China. We plan to hire a significant number of employees over the next several quarters in connection with the expansion of our manufacturing operations. The growth in employees and our operations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. Some of our existing senior management personnel joined us within the last 12 months, including a number of key managerial, technical and operations personnel whom we have not yet fully integrated. Our Chief Financial Officer and our Senior Vice President, Product Development, have both joined us since July 2000. To manage the expected growth of our operations and personnel, we will be required to:

     - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

     - hire, train, motivate and manage additional qualified personnel;

     - expand our manufacturing capacity; and

     - effectively manage relationships with our customers, suppliers, representatives and other third parties.

     In addition, we will need to coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy. For example, in the last quarter of 2000, we established a manufacturing facility in mainland China. If we are not able to manage our growth in an efficient and timely manner, our business will be severely harmed.

     Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. Our current facilities will not be sufficient to accommodate our anticipated growth. We recently expanded our manufacturing facilities in Taiwan and manufacture many of our products there. We also established a manufacturing facility in mainland China where we have begun to manufacture some of our products. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our new manufacturing operations in China. We plan to lease additional facilities, as necessary, to support our growth. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management's attention. Because of acute shortages of office and manufacturing space in Northern California, we cannot assure you that we will be able to locate suitable space on acceptable terms or at all in the future.

IF WE ARE UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT ACHIEVE MARKET ACCEPTANCE, SALES OF OUR FIBER OPTIC COMPONENTS COULD DECLINE, WHICH COULD REDUCE OUR REVENUES.

     The communications industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES OR INCREASE OUR COSTS.

     The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. law. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

     Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. As a result of any such litigation, we could lose our proprietary rights and incur substantial unexpected operating costs. Any action we take to protect our intellectual property rights could be costly and could absorb significant management time and attention. In addition, failure to adequately protect our trademark rights could impair our brand identity and our ability to compete effectively.

IF WE FAIL TO INCREASE SALES OF OUR PRODUCTS TO OPTICAL COMMUNICATIONS EQUIPMENT MANUFACTURERS OUTSIDE OF NORTH AMERICA, GROWTH OF OUR BUSINESS MAY BE HARMED.

     For the years ended December 31, 1998, 1999 and 2000, sales to customers located outside of North America were 61.2%, 28.7% and 20.9% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

BECAUSE WE EXPERIENCE LONG LEAD TIMES FOR MATERIALS AND COMPONENTS, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, WHICH COULD HARM OUR OPERATING RESULTS.

     Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. In anticipation of market demand for our DWDM products, we have been, and intend to continue, building inventory. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer's requirements may be underutilized in a subsequent quarter.

     In order to facilitate the rapid deployment of anticipated projects, our customers have in the past, and may in the future build, significant inventory. If, after building a significant inventory of our products, these projects are delayed, our customers will be required to maintain a significant inventory of our products for longer periods than they originally anticipated, which would reduce further purchases by these customers of our products until deployment of the delayed projects commences. These reductions, in turn, could cause fluctuations in our future results of operations and severely harm our business and financial condition.

     We are in the process of implementing automated manufacturing management systems in California and in Taiwan. We may experience problems implementing our new automated manufacturing management systems. As we grow, we will need to implement additional systems, which we may fail to do on a timely basis.

WE MAY EXPERIENCE POWER BLACKOUTS AND HIGHER ELECTRICITY PRICES AS A RESULT OF CALIFORNIA'S CURRENT ENERGY CRISIS, WHICH COULD DISRUPT OUR MANUFACTURING OPERATIONS AND INCREASE OUR EXPENSES.

     California is in the midst of an energy crisis that could disrupt our manufacturing operations and increase our expenses. We rely on the major Northern California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to our facilities in Northern California. Due to problems associated with the deregulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and rolling blackouts. Increased energy prices will increase our expenses incurred in manufacturing which will increase our cost of revenues and decrease our gross profits. If blackouts interrupt our power supply, we may be temporarily unable to continue our manufacturing operations at our facilities. Any such interruption in our ability to continue our manufacturing operations could delay our ability to develop new products, manufacture our existing products or provide services. Such disruptions could damage our reputation and result in lost revenue, either of which could substantially harm our business and results of operations.

BECAUSE OUR MANUFACTURING OPERATIONS ARE LOCATED IN ACTIVE EARTHQUAKE FAULT ZONES IN CALIFORNIA AND TAIWAN, WE FACE THE RISK THAT A NATURAL DISASTER COULD LIMIT OUR ABILITY TO SUPPLY PRODUCTS.

     Our primary manufacturing operations are located in Sunnyvale, California and Tu-Cheng City, Taiwan, both active earthquake fault zones. These regions have experienced large earthquakes in the past and may likely experience them in the future. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE.

     Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued and as the market further develops and additional intellectual property protection is obtained by participants in our industry, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

     Although we are not aware of any intellectual property lawsuits filed against us, we have been advised that we may infringe a patent and may owe royalties. We may be a party to litigation regarding this or other matters in the future. We may not prevail in any such actions, given their complex technical issues and inherent uncertainties. Insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

WE DEPEND ON THE CONTINUED GROWTH AND SUCCESS OF THE INTERNET AND THE COMMUNICATIONS INDUSTRY, WHICH IS EXPERIENCING RAPID CONSOLIDATION AND REALIGNMENT AND MAY NOT CONTINUE TO DEMAND FIBER OPTIC PRODUCTS, THEREBY REDUCING DEMAND FOR OUR PRODUCTS.

     Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may decline, which would adversely affect our revenues. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the metropolitan and last mile access segments of the networks. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

     The communications industry is also experiencing rapid consolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic networks. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers may consolidate or align with other entities in a manner that harms our business.

THE MARKET FOR FIBER OPTIC COMPONENTS IS NEW AND UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES AND EVOLVING STANDARDS, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, DEMAND FOR OUR PRODUCTS MAY DECLINE, WHICH COULD ADVERSELY IMPACT OUR REVENUES.

     The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan and last mile access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

     - the education of potential end-user customers and network service providers about the benefits of optical networks; and

     - the continued growth of the metropolitan and last mile access segments of the communications network.

     If we fail to address changing market conditions, sales of our products may decline, which would adversely impact our revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2000, $41.5 million, or 63.2% of our investments, matured in less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

EXCHANGE RATE SENSITIVITY

     We currently have operations in the United States, Taiwan and China. The functional currency of our subsidiaries in Taiwan and China are the local currencies, and we are subject to foreign currency exchange rate fluctuations associated with translation to U.S. dollars. Though some expenses are incurred by our Taiwan and China operations, substantially all of our sales are made in U.S. dollars; hence, we have minimal exposure to foreign currency rate fluctuations relating to sales transactions.

     While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.........................   30
  Consolidated Balance Sheets as of December 31, 1999 and
     2000...................................................   31
  Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2000......   32
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31,
     2000...................................................   33
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2000......   34
  Notes to Consolidated Financial Statements................   35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 30, 2001

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1999        2000
                                                              -------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 6,139    $ 42,548
  Short-term investments....................................       --      24,129
  Accounts receivable, net..................................    1,755       5,302
  Inventories...............................................    1,433       6,792
  Prepaid expenses and other current assets.................      142         835
                                                              -------    --------
          Total current assets..............................    9,469      79,606
Property and equipment, net.................................    2,561       8,590
Other assets................................................      112         329
                                                              -------    --------
          Total assets......................................  $12,142    $ 88,525
                                                              =======    ========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 1,010    $  3,234
  Income tax payable........................................       --         401
  Accrued expenses and other liabilities....................      494       2,210
  Current portion of long-term liabilities..................       90          --
                                                              -------    --------
          Total current liabilities.........................    1,594       5,845
Long-term liabilities.......................................      317         181
                                                              -------    --------
          Total liabilities.................................    1,911       6,026
                                                              -------    --------
Commitments and contingencies (Note 12)
Mandatorily redeemable convertible preferred stock, $0.001
  par value; 22,400,000 shares authorized and 17,260,000
  shares issued and outstanding at December 31, 1999;
  5,000,000 shares authorized and nil outstanding at
  December 31, 2000.........................................    9,835          --
                                                              -------    --------
Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares
     authorized and 4,400,000 shares issued and outstanding
     at December 31, 1999; 250,000,000 shares authorized and
     34,644,300 shares issued and outstanding at December
     31, 2000...............................................        4          35
  Additional paid-in capital................................    2,681     114,984
  Receivables from stockholders.............................       --      (1,950)
  Deferred stock-based compensation.........................     (810)    (20,813)
  Accumulated deficit.......................................   (1,465)     (9,576)
  Accumulated other comprehensive losses....................      (14)       (181)
                                                              -------    --------
          Total stockholders' equity........................      396      82,499
                                                              -------    --------
          Total liabilities, mandatorily redeemable
            convertible preferred stock and stockholders'
            equity..........................................  $12,142    $ 88,525
                                                              =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEARS ENDED DECEMBER 31,
                                                            -----------------------------
                                                             1998      1999        2000
                                                            ------    -------    --------
Revenues..................................................  $4,906    $ 7,551    $ 22,223
Cost of revenues:
  Cost of revenues........................................   2,757      4,885      13,374
  Non-cash compensation expense...........................      --         26         950
                                                            ------    -------    --------
          Total cost of revenues..........................   2,757      4,911      14,324
                                                            ------    -------    --------
  Gross profit............................................   2,149      2,640       7,899
                                                            ------    -------    --------
Operating expenses:
  Research and development:
     Research and development.............................   1,487      1,532       4,280
     Non-cash compensation expense........................      --         63       2,309
                                                            ------    -------    --------
          Total research and development..................   1,487      1,595       6,589
                                                            ------    -------    --------
  Sales and marketing:
     Sales and marketing..................................     591        968       1,982
     Non-cash compensation expense........................      55         77         433
                                                            ------    -------    --------
          Total sales and marketing.......................     646      1,045       2,415
                                                            ------    -------    --------
  General and administrative:
     Sales and marketing..................................     593        975       2,285
     Non-cash compensation expense........................     165        480       5,439
                                                            ------    -------    --------
          Total general and administrative................     758      1,455       7,724
                                                            ------    -------    --------
          Total operating expenses........................   2,891      4,095      16,728
                                                            ------    -------    --------
Loss from operations......................................    (742)    (1,455)     (8,829)
Interest and other income, net............................     275        117       1,114
                                                            ------    -------    --------
Loss before income taxes..................................    (467)    (1,338)     (7,715)
Income tax provision (benefit)............................     (79)       (67)        396
                                                            ------    -------    --------
Net loss..................................................    (388)    (1,271)     (8,111)
Deemed preferred stock dividend...........................      --         --     (14,758)
                                                            ------    -------    --------
Net loss attributable to common stockholders..............  $ (388)   $(1,271)   $(22,869)
                                                            ======    =======    ========

Net loss per share attributable to common stockholders:
  Basic and diluted.......................................  $(0.11)   $ (0.31)   $  (2.71)
                                                            ======    =======    ========

Shares used in computing net loss per share attributable
  to common stockholders:
  Basic and diluted.......................................   3,600      4,080       8,452
                                                            ======    =======    ========

Pro forma net loss per share attributable to common
  stockholders (unaudited)................................            $ (0.07)   $  (0.90)
                                                                      =======    ========
Shares used in computing pro forma net loss per share
  (unaudited).............................................             19,480      25,502
                                                                      =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              RETAINED      ACCUMULATED
                                COMMON STOCK     ADDITIONAL   RECEIVABLES      DEFERRED       EARNINGS         OTHER
                               ---------------    PAID-IN         FROM       STOCK-BASED    (ACCUMULATED   COMPREHENSIVE
                               SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION    DEFICITS)        LOSSES        TOTAL
                               ------   ------   ----------   ------------   ------------   ------------   -------------   --------
BALANCE AT JANUARY 1, 1998...   3,600    $ 4          748            --           (360)           194           (21)       $    565
Deferred stock-based
  compensation...............      --     --           14            --            (14)            --            --              --
Issue of warrants............      --     --          577            --             --             --            --             577
Amortization of deferred
  stock-based compensation...      --     --           --            --            220             --            --             220
Comprehensive loss:
  Net loss for the year......      --     --           --            --             --           (388)           --            (388)
  Currency translation
    adjustments..............      --     --           --            --             --             --            20              20
        Comprehensive loss...
                               ------    ---      -------        ------        -------         ------          ----        --------

BALANCE AT DECEMBER 31,
  1998.......................   3,600    $ 4        1,339            --           (154)          (194)           (1)       $    994
Issuance of Common Stock upon
  exercise of warrants.......     800     --           40            --             --             --            --              40
Deferred stock-based
  compensation...............      --     --        1,302            --         (1,302)            --            --              --
Amortization of deferred
  stock-based compensation...      --     --           --            --            646             --            --             646
Comprehensive loss:
  Net loss for the year......      --     --           --            --             --         (1,271)           --          (1,271)
  Currency translation
    adjustments..............      --     --           --            --             --             --           (13)            (13)
        Comprehensive loss...
                               ------    ---      -------        ------        -------         ------          ----        --------

BALANCE AT DECEMBER 31,
  1999.......................   4,400    $ 4        2,681            --           (810)        (1,465)          (14)       $    396
Issuance of Common Stock upon
  exercise of options........   3,420      3        2,014        (1,950)            --             --            --              67
Issuance of common stock upon
  completion of initial
  public offering............   4,500      5       44,405            --             --             --            --          44,410
Conversion of preferred stock
  upon completion of initial
  public offering............  22,400     23       37,533            --             --             --            --          37,556
Stock repurchased............     (76)    --         (782)           --             --             --            --            (782)
Deferred stock-based
  compensation...............      --     --       27,255            --        (27,255)            --            --              --
Stock-based compensation for
  Series C Preferred Stock...      --     --        1,878            --             --             --            --           1,878
Allocation of discount on
  preferred stock............      --     --       14,758            --             --             --            --          14,758
Deemed preferred stock
  dividend...................      --     --      (14,758)           --             --             --            --         (14,758)
Amortization of deferred
  stock-based compensation...      --     --           --            --          7,252             --            --           7,252
Comprehensive loss:
  Net loss for the year......      --     --           --            --             --         (8,111)           --          (8,111)
  Unrealized loss on
    short-term investments...      --     --           --            --             --             --           (77)            (77)
  Currency translation
    adjustments..............      --     --           --            --             --             --           (90)            (90)
        Comprehensive loss...
                               ------    ---      -------        ------        -------         ------          ----        --------
BALANCE AT DECEMBER 31,
  2000.......................  34,644    $35      114,984        (1,950)       (20,813)        (9,576)         (181)       $ 82,499
                               ======    ===      =======        ======        =======         ======          ====        ========


                               COMPREHENSIVE
                               INCOME/(LOSS)
                               -------------
BALANCE AT JANUARY 1, 1998...
Deferred stock-based
  compensation...............
Issue of warrants............
Amortization of deferred
  stock-based compensation...
Comprehensive loss:
  Net loss for the year......     $  (388)
  Currency translation
    adjustments..............          20
                                  -------
        Comprehensive loss...     $  (368)
                                  =======
BALANCE AT DECEMBER 31,
  1998.......................
Issuance of Common Stock upon
  exercise of warrants.......
Deferred stock-based
  compensation...............
Amortization of deferred
  stock-based compensation...
Comprehensive loss:
  Net loss for the year......     $(1,271)
  Currency translation
    adjustments..............         (13)
                                  -------
        Comprehensive loss...     $(1,284)
                                  =======
BALANCE AT DECEMBER 31,
  1999.......................
Issuance of Common Stock upon
  exercise of options........
Issuance of common stock upon
  completion of initial
  public offering............
Conversion of preferred stock
  upon completion of initial
  public offering............
Stock repurchased............
Deferred stock-based
  compensation...............
Stock-based compensation for
  Series C Preferred Stock...
Allocation of discount on
  preferred stock............
Deemed preferred stock
  dividend...................
Amortization of deferred
  stock-based compensation...
Comprehensive loss:
  Net loss for the year......     $(8,111)
  Unrealized loss on
    short-term investments...         (77)
  Currency translation
    adjustments..............         (90)
                                  -------
        Comprehensive loss...     $(8,278)
                                  =======
BALANCE AT DECEMBER 31,
  2000.......................

  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                             1998       1999        2000
                                                            -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss:...............................................  $  (388)   $(1,271)   $ (8,111)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation.........................................      397        519         957
     Amortization of deferred stock-based compensation and
       stock based compensation for Series C Preferred
       Stock..............................................      220        646       9,131
     Changes in assets and liabilities:
       Accounts receivable, net...........................      (69)    (1,201)     (3,563)
       Inventories........................................     (366)      (278)     (5,434)
       Prepaid expenses and other assets..................      (42)       (39)       (922)
       Accounts payable...................................     (118)       338       2,175
       Income tax payable.................................       --         --         401
       Accrued expenses and other liabilities.............      (73)       236       1,684
       Other long-term liabilities........................       30         45          50
       Minority interest..................................       --         --          19
                                                            -------    -------    --------
          Net cash used in operating activities...........     (409)    (1,005)     (3,613)
                                                            -------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments......................       --         --     (24,206)
  Purchase of property, plant and equipment...............   (1,707)      (862)     (6,986)
                                                            -------    -------    --------
          Net cash used in investing activities...........   (1,707)      (862)    (31,192)
                                                            -------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings...........................       --        295         459
  Repayments of bank borrowings...........................       --         --        (754)
  Proceeds from issuance of Series A preferred stock and
     warrants.............................................    3,276         --          --
  Proceeds from issuance of Series B preferred stock......       --      3,720         280
  Proceeds from issuance of Series C preferred stock......       --         --      27,441
  Proceeds from issuance of common stock upon the exercise
     of warrants..........................................       --         40          --
  Proceeds from the exercise of common stock options......       --         --          67
  Proceeds from issuance of stock upon completion of
     initial public offering..............................       --         --      44,410
  Stock repurchase........................................       --         --        (782)
                                                            -------    -------    --------
          Net cash provided by financing activities.......    3,276      4,055      71,121
                                                            -------    -------    --------
Effect of exchange rate changes on cash and cash
  equivalents.............................................        5        (34)         93
                                                            -------    -------    --------
Net increase in cash and cash equivalents.................    1,165      2,154      36,409
Cash and cash equivalents at beginning of year............    2,820      3,985       6,139
                                                            -------    -------    --------
Cash and cash equivalents at end of year..................  $ 3,985    $ 6,139    $ 42,548
                                                            =======    =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.......................................  $    81    $    --    $     --
                                                            =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Alliance Fiber Optic Products, Inc. (the "Company") was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company's principal business location is Sunnyvale, California.

     In October 1997, the Company acquired 97% of the outstanding common stock of Transian Technology Ltd. Co. ("Transian"), a Taiwan corporation, for $512,000 in cash, an amount that was approximately equal to the value of the tangible assets of Transian at the time. In April 1998, the Company invested an additional $152,000 in cash increasing its ownership to 98.5% of the outstanding common stock of Transian.

     In December 2000, the Company established a subsidiary, Alliance Fiber Optic Products, in the People's Republic of China, which will manufacture some of the Company's products.

PUBLIC OFFERING

     In November 2000, the Company sold 4,500,000 shares of common stock in an underwritten initial public offering for net proceeds of approximately $44.4 million. Simultaneously with the closing of the public offering, all 22,400,000 outstanding mandatorily redeemable convertible preferred shares were converted to common shares on a one for one basis.

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Transian and our Chinese subsidiary Alliance Fiber Optic Products. All material intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The Company's operations in foreign subsidiaries use the local currency as their functional currencies. All assets and liabilities of the subsidiaries are translated at rates of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. Gains and losses resulting from foreign currency translation are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are recorded in interest and other income.

FINANCIAL INSTRUMENTS

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

less than one year. As of the date of the balance sheet, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale as of the balance sheet date in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity.

     The Company's financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term.

IMPAIRMENT OF LONG-LIVED ASSETS

     Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews long-lived assets based upon a gross cash flow basis and will record for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company did not have any impairment charge against the value of the property, plant and equipment as of December 31, 2000.

REVENUE RECOGNITION

     The Company recognizes revenue upon the shipment of its products to the customer, provided that the Company has received a purchase order, the price is fixed and collection of resulting receivable is probable. Subsequent to the sale of its products, the Company has no obligation to provide any modification or customization upgrades, enhancements or postcontract customer support. Provisions for return allowances and warranties are recorded at the time revenue is recognized based on the Company's historical experience.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development costs are expensed as incurred.

ADVERTISING EXPENSES

     Advertising costs are expensed as incurred.

INCOME TAXES

     The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

tax assets for which realization is uncertain. The Company does not record a deferred tax provision on unremitted earnings of its subsidiaries to the extent that such earnings are considered permanently invested.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations thereof. Under APB Opinion No. 25, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company's stock on the date of grant over the amount an employee must pay to acquire the stock. In addition, the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Equity instruments issued to non-employees are accounted for in accordance with the provision of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of shares of common stock subject to repurchase rights, common stock issuable upon the exercise of stock options and common stock issuable upon conversion of mandatorily redeemable convertible preferred stock.

PRO FORMA NET LOSS PER SHARE (UNAUDITED)

     Basic and diluted pro forma net loss per share for the years ended December 31, 1999 and 2000 is computed using the weighted average number of common shares outstanding, including the conversion of the Company's mandatorily redeemable convertible preferred stock into common stock effective upon the closing of the Company's initial public offering, as if such conversion occurred at the beginning of the periods presented or the date of issuance of the mandatorily redeemable convertible preferred stock, whichever is later.

     The calculation of basic and diluted pro forma net loss per share excludes incremental common stock subject to repurchase rights and common stock issuable upon the exercise of stock options as the effect would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the consolidated statement of stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

gains or losses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB deferred the effective date of SFAS No. 133 until the first quarter for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The Company has adopted SFAS No. 133 in the first quarter of fiscal year 2001 and management does not expect that the requirements of SFAS No. 133 and SFAS No. 138 will have a material effect on the Company's Consolidated Financial Statements and related disclosures.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company adopted the provisions of SAB No. 101 in its Consolidated Financial Statements included in this Report for all years presented and the adoption did not have a material effect on the Company's Consolidated Financial Statements.

     In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a significant effect on the results of the Company's consolidated financial position, results of operations or cash flows.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable.......................................  $ 2,074    $ 5,839
  Less: Allowance for doubtful accounts and sales returns...     (319)      (537)
                                                              -------    -------
                                                              $ 1,755    $ 5,302
                                                              =======    =======
INVENTORIES:
  Finished goods............................................  $   698    $ 2,107
  Work-in-process...........................................      104      2,471
  Raw materials.............................................      631      2,214
                                                              -------    -------
                                                              $ 1,433    $ 6,792
                                                              =======    =======
PROPERTY AND EQUIPMENT, NET:
  Machinery and equipment...................................  $ 2,791    $ 7,269
  Furniture and fixtures....................................      434      1,306
  Leasehold improvements....................................      341        612
  Building and equipment prepayments........................       --      1,365
                                                              -------    -------
                                                                3,566     10,552
  Less: Accumulated depreciation............................   (1,005)    (1,962)
                                                              -------    -------
                                                              $ 2,561    $ 8,590
                                                              =======    =======
ACCRUED EXPENSES AND OTHER LIABILITIES:
  Accrued compensation costs................................  $   422    $ 1,345
  Provision for warranty....................................       --        214
  Accrued professional fees.................................       --        175
  Other accruals............................................       72        476
                                                              -------    -------
                                                              $   494    $ 2,210
                                                              =======    =======
LONG-TERM LIABILITIES:
  Long-term portion of bank borrowings......................  $   205    $    --
  Minority interest.........................................       16         35
  Other long-term liabilities...............................       96        146
                                                              -------    -------
                                                              $   317    $   181
                                                              =======    =======

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

3. SHORT-TERM INVESTMENTS

     As of December 31, 2000, the following investments are classified as cash equivalents (in thousands):

                                                                       GROSS
                                                                     UNREALIZED    ESTIMATED
                 INVESTMENT TYPE                   AMORTIZED COST       LOSS       FAIR VALUE
                 ---------------                   --------------    ----------    ----------
Corporate debt obligations.......................     $12,085           $ --        $12,085
Municipal bonds..................................      26,123             --         26,123
Money Market Instruments and Funds...............       3,319             --          3,319
                                                      -------           ----        -------
                                                      $41,527           $ --        $41,527
                                                      =======           ====        =======

     As of December 31, 2000, the following investments are classified as short-term investments (in thousands):

                                                                       GROSS
                                                                     UNREALIZED    ESTIMATED
                 INVESTMENT TYPE                   AMORTIZED COST       LOSS       FAIR VALUE
                 ---------------                   --------------    ----------    ----------
Corporate debt obligations.......................     $24,206           $(77)       $24,129
                                                      =======           ====        =======

4. DEBT

     In July 1999, the Company entered into an agreement for an equipment loan facility for a maximum of $300,000. Loans under this facility bear interest at prime plus 1.25%. In January 2000, the Company amended this agreement to include a second equipment loan facility for a maximum of $500,000. Loans under the second facility bear interest at prime plus 1%. In July 2000, the Company amended this agreement to include a revolving line of credit up to a maximum of $1 million and a third equipment loan facility up to a maximum of $750,000. Loans under these two additional facilities will bear interest at prime plus 0.5% and prime plus 1.0%, respectively. Certain equipment of the Company secures each of the equipment loan facilities and certain receivables secure the revolving line of credit. During the year ended December 31, 2000, the Company borrowed $795,000 under the first two equipment loan facilities, all of which was fully repaid as of December 31, 2000.

5. INCOME TAXES

     The components of loss before income taxes are as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   -------------------------------
                                                   1998        1999         2000
                                                   -----      -------      -------
Loss subject to domestic income taxes only.......  $(621)     $(1,161)     $(9,336)
Income (loss) subject to foreign income taxes
  only...........................................    154         (177)       1,621
                                                   -----      -------      -------
                                                   $(467)     $(1,338)     $(7,715)
                                                   =====      =======      =======

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     The income tax provision (benefit) is composed of the following (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1999      2000
                                                              ------    ------    ------
Current
  Federal...................................................   $(86)     $(67)     $125
  State.....................................................     --        --         3
  Foreign...................................................      7        --       268
                                                               ----      ----      ----
                                                                (79)      (67)      396
Deferred....................................................     --        --        --
                                                               ----      ----      ----
          Total provision (benefit).........................   $(79)     $(67)     $396
                                                               ====      ====      ====

     The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              1998      1999      2000
                                                             ------    ------    ------
Statutory federal income tax rate..........................  (34.0)%   (34.0)%   (34.0)%
State income taxes, net of federal tax.....................     --        --      (5.8)
Foreign taxes, at lower rate...............................  (11.8)      5.2       3.4
Permanent differences -- stock compensation................   16.1      15.8      40.3
Research and development credits...........................  (23.6)     (2.2)     (0.8)
Valuation allowance........................................   36.4       9.0      (0.9)
Other......................................................     --       1.2       2.9
                                                             -----     -----     -----
Effective tax rate.........................................  (16.9)%    (5.0)%     5.1%
                                                             =====     =====     =====

     Deferred tax assets consisted of the following (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1999      2000
                                                           ------    ------    ------
Deferred tax assets:
  Net operating loss carryforwards.......................  $  --     $  89     $ 146
  Credit carryforwards...................................    110       140       190
  Depreciation...........................................     --        --      (198)
  Accruals and allowances................................    100       101       278
                                                           -----     -----     -----
                                                             210       330       416
Less: valuation allowance................................   (210)     (330)     (416)
                                                           -----     -----     -----
Net deferred tax assets..................................  $  --     $  --     $  --
                                                           =====     =====     =====

     Based upon the weight of available evidence, which included the historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against net deferred tax assets.

     As of December 31, 2000, the Company had approximately $370,000 of federal net operating loss carryforwards for tax purposes and $138,000 of federal and $52,000 of state credit carryforwards available to reduce future income taxes. The net operating loss carryforwards will expire at various dates beginning in 2013 through 2020, if not utilized.

     Under current tax rules, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

operating loss that the Company may utilize in any year include, but are not limited to, a cumulative change in control of more than 50%, as defined, within a three-year period.

6. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                             1998       1999        2000
                                                            -------    -------    --------
Numerator:
  Net loss attributable to common stockholders............  $  (388)   $(1,271)   $(22,869)
                                                            =======    =======    ========
Denominator:
  Shares used in computing net loss per share:............    3,600      4,080       9,524
     Weighted average of common shares outstanding
     Less: Weighted average of shares subject to
       repurchase right...................................       --         --      (1,072)
                                                            -------    -------    --------
     Basic................................................    3,600      4,080       8,452
     Add: Effect of dilutive securities, including
       options, warrants and mandatorily redeemable
       convertible preferred stock........................       --         --          --
                                                            -------    -------    --------
     Diluted..............................................    3,600      4,080       8,452
                                                            =======    =======    ========
Net loss per share attributable to common stockholders:
  Basic and diluted:......................................  $ (0.11)   $ (0.31)   $  (2.71)
                                                            =======    =======    ========
Anti-dilutive securities, including options, warrants and
  mandatorily redeemable convertible preferred stock, not
  included in net loss per share calculation..............   16,818     17,392      21,260
                                                            =======    =======    ========
Pro forma (unaudited):
  Shares used above.......................................               4,080       8,452
Pro forma adjustment to reflect weighted average effect of
  the assumed conversion of mandatorily redeemable
  convertible preferred stock.............................              15,400      17,050
                                                                       -------    --------
Shares used in computing pro forma loss per share
  attributable to common stockholders:
  Basic and diluted.......................................              19,480      25,502
                                                                       =======    ========
Pro forma loss per share attributable to common
  stockholders:
  Basic and diluted.......................................             $ (0.07)   $  (0.90)
                                                                       =======    ========

     The following outstanding options and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net loss per share (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                        --------------------------
                                                         1998      1999      2000
                                                        ------    ------    ------
Options to purchase common stock......................   1,418     1,992     4,211
Mandatorily redeemable convertible preferred stock....  15,400    15,400    17,049
                                                        ------    ------    ------
                                                        16,818    17,392    21,260
                                                        ======    ======    ======

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

7. DEEMED PREFERRED STOCK DIVIDEND

     In July 2000, the Company issued 4,700,000 shares of Series C preferred stock at a price of $5.50 per share. The difference between that price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $14,758,000. The value of this beneficial conversion feature was recognized immediately as a deemed preferred stock dividend in the quarter ended September 30, 2000 as the preferred stockholders have the right to immediately convert their preferred shares.

8. AMENDED CERTIFICATE OF INCORPORATION

     The Company amended its Certificate of Incorporation upon the completion of its initial public offering. Upon the adoption of the amended Certificate of Incorporation, the Company is authorized to issue 250,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 undesignated shares of preferred stock, $0.001 par value per share.

9. STOCK-BASED COMPENSATION PLANS

1997 STOCK OPTION PLAN

     In May 1997, the Company adopted a 1997 Stock Plan under which 3,000,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. During the year ended December 31, 2000, an additional 5,200,000 shares were reserved for issuance under the 1997 Stock Plan. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company's common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1997 Stock Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). In November 2000, the 1997 Stock Plan was replaced by the 2000 Stock Plan and all shares available for grant under the 1997 Stock Plan were transferred to the 2000 Stock Incentive Plan.

2000 STOCK INCENTIVE PLAN

     In November 2000, the Company adopted a 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. In addition, 1,397,867 shares available for grant under the 1997 Stock Incentive Plan at the time of its termination were transferred to and became reserved for issuance under the 2000 Stock Incentive Plan. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company's common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Incentive Plan generally vest over four years and

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).

     The following table summarizes option activity under the Plans:

                                                  OPTIONS OUTSTANDING       WEIGHTED
                                               --------------------------   AVERAGE
                                  AVAILABLE    NUMBER OF      EXERCISE      EXERCISE
                                  FOR GRANT      SHARES         PRICE        PRICE
                                  ----------   ----------   -------------   --------
Balance at December 31, 1997....   1,502,000    1,498,000       $0.05        $0.05

Canceled........................      14,000      (14,000)      $0.05        $0.05
                                  ----------   ----------
Balance at December 31, 1998....   1,516,000    1,484,000       $0.05        $0.05

Granted.........................  (1,402,000)   1,402,000       $0.20        $0.20
Canceled........................     733,000     (733,000)      $0.05        $0.05
                                  ----------   ----------
Balance at December 31, 1999....     847,000    2,153,000   $0.05 - $0.20    $0.12

Amendment of the 1997 Plan......   5,200,000           --
Adoption of the 2000 Plan.......   1,500,000           --
Options granted under the 1997
  Plan and canceled after the
  adoption of the 2000 Plan.....     (13,200)          --
Granted.........................  (4,947,266)   4,947,266   $0.20 - $5.75    $1.63
Canceled........................     132,333     (132,333)  $0.20 - $4.50    $2.07
Exercised.......................          --   (3,420,750)  $0.05 - $2.00    $0.59
                                  ----------   ----------
Balances at December 31, 2000...   2,718,867    3,547,183   $0.05 - $5.75    $1.70
                                  ==========   ==========

     Information relating to stock options outstanding at December 31, 2000 is as follows:

                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
- ------------------------------------------------------------    -----------------------------
                              WEIGHTED
                               AVERAGE
                              REMAINING          WEIGHTED                         WEIGHTED
EXERCISE      NUMBER         CONTRACTUAL         AVERAGE          NUMBER          AVERAGE
 PRICES     OUTSTANDING    LIFE (IN YEARS)    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
- --------    -----------    ---------------    --------------    -----------    --------------
 $0.05         595,000           5.61             $0.05           595,000          $0.05
 $0.20         851,917           8.38             $0.20           164,250          $0.20
 $0.50         356,900           9.18             $0.50            11,250          $0.50
 $1.00         326,300           9.54             $1.00                --             --
 $2.00         362,450           9.55             $2.00             2,125          $2.00
 $2.50         100,250           9.68             $2.50                --             --
 $4.00         115,000           9.73             $4.00                --             --
 $4.50         660,366           9.80             $4.50                --             --
 $4.88         113,000          10.00             $4.88                --             --
 $5.75          66,000           9.96             $5.75                --             --
             ---------                                            -------
             3,547,183           8.65             $1.70           772,625          $0.09
             =========                                            =======

EMPLOYEE STOCK PURCHASE PLAN

     In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan. The Company has reserved 1,500,000 shares of common stock for issuance under the Plan and there was no issuance as of December 31, 2000. On the first day of January each year beginning January 1, 2001, additional shares of common stock shall be reserved for issuance under the Plan as determined by the Board of

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

Directors. The plan limits the annual increase to the lesser of 1% of the Company's issued and outstanding common stock or 1,000,000 shares. The 2000 Plan, effective November 21, 2000, provides eligible employees with the opportunity to acquire an ownership interest in the Company through a program of periodic payroll deductions applied every six months to the purchase of the common stock. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The Plan will terminate on October 31, 2002.

STOCK-BASED COMPENSATION UNDER APB OPINION NO. 25

     During the years ended December 31, 1999 and 2000 the Company recorded deferred compensation of $1,302,000 and $27,255,000, respectively. This deferred compensation represents the difference between the grant price and the deemed fair value for financial statement reporting purposes of the Company's common stock options granted during this period. Deferred compensation is being amortized using the graded vesting method, in accordance with SFAS No. 123 and FASB Interpretation No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on their vesting terms which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four.

SFAS NO. 123 COMPENSATION TO CONSULTANTS

     In the years ended December 31, 1997 and 2000, the Company granted options to purchase common stock of 80,000 shares and 173,333 shares, respectively, to consultants and an advisor under the 1997 Plan. The aggregate exercise prices amounted to $4,000 and $96,000, respectively. These options vest over periods of one to four years. The Company will be required to record the change in the fair value of these options at each reporting date prior to vesting and then finally at the vesting date of the option. Deferred stock-based compensation expense in accordance with SFAS No. 123 and EITF Issue No. 96-18 related to these options totaled $115,000 and $1,238,000 at December 31, 1999 and 2000, respectively. Amortization of the deferred stock-based compensation balance amounted to $26,000, $22,000 and $940,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

STOCK-BASED COMPENSATION ARISING FROM SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company sold 5.0 million shares of Series C mandatorily redeemable convertible preferred stock during the third quarter of 2000 at $5.50 per share. As 300,000 of these shares were sold to employees and related parties in a second closing when the value of the stock was deemed to be $11.76 per share, the Company recorded a one-time general and administrative expenses of $1.9 million related to the sale of these shares.

PRO FORMA DISCLOSURE UNDER SFAS NO. 123

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value of these options was estimated using the Black-Scholes option pricing model. The Company calculated the fair value of each

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

option on the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, using the following assumptions:

Risk free interest rate................................  5.00 - 5.96%
Expected life (years)..................................  3 - 4
Volatility.............................................  70%
Dividend yield.........................................  0%

     The weighted average fair value on the grant date of options in the years ended December 31, 1999 and 2000 was $1.27 and $6.19, respectively.

     Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

                                                        YEARS ENDED DECEMBER 31,
                                                      -----------------------------
                                                       1998      1999        2000
                                                      ------    -------    --------
Net loss attributable to common stockholders:
  As reported.......................................  $ (388)   $(1,271)   $(22,869)
  Pro forma.........................................    (413)    (1,330)    (23,562)
Net loss per share attributable to common
  stockholders:
  As reported
  Basic and diluted.................................  $(0.11)   $ (0.31)   $  (2.71)
Pro forma net loss per share attributable to common
  stockholders:
  Basic and diluted.................................  $(0.11)   $ (0.33)   $  (2.79)

10. CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company limits the amount of deposits in any one financial institution and any one financial instrument. The Company invests its excess cash principally in certificates of deposit, debt instruments issued by high-credit quality financial institutions and corporations and money market accounts with financial institutions in the U.S.

     The Company performs ongoing credit evaluations of its customers' financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

     At December 31, 1999, two customers accounted for 10% and 20% of accounts receivable, respectively. At December 31, 2000, one customer accounted for 10% of accounts receivable.

     For the year ended December 31, 1998, two customers accounted for 13% and 10% of revenues, respectively. For the year ended December 31, 1999, one customer accounted for 11% of revenues. For the year ended December 31, 2000 no customer accounted for more than 10% of revenues.

11. GEOGRAPHIC SEGMENT INFORMATION

     The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition. Certain components used in manufacturing the Company's products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     The following is a summary of the Company's revenues generated from and identifiable assets situated in geographic segments (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                      ---------------------------
                                                       1998      1999      2000
                                                      ------    ------    -------
REVENUES
  United States.....................................  $4,470    $6,724    $20,248
  Taiwan............................................     436       827      1,975
                                                      ------    ------    -------
          Total.....................................  $4,906    $7,551    $22,223
                                                      ======    ======    =======

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
IDENTIFIABLE ASSETS
  United States.............................................  $ 9,398    $80,548
  Taiwan....................................................    2,744      7,771
  China.....................................................       --        206
                                                              -------    -------
          Total.............................................  $12,142    $88,525
                                                              =======    =======

12. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company may be involved in litigation in the normal course of business. Management believes that the outcome of such matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company leases certain office space under long-term operating leases expiring at various dates through December 2004. Total lease expenses under these operating leases were approximately $526,000 for the year ended December 31, 2000.

     Total future minimum lease payments under operating leases as of December 31, 2000, for the years ending December 31, are summarized below (in thousands):

2001.......................................................  $1,668
2002.......................................................   1,729
2003.......................................................   1,754
2004.......................................................   1,005
                                                             ------
Total......................................................  $6,156
                                                             ======

13. ACCUMULATED OTHER COMPREHENSIVE LOSSES

     The Company adopted the SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure had no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is from foreign exchange translations adjustments and unrealized losses on available-for-sale securities.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     The components of accumulated other comprehensive losses for the years ended December 31, 1999 and 2000, respectively, are as follows (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    2000
                                                              ----    -----
Cumulative translation adjustments..........................  $(14)   $(104)
Unrealized loss on short-term investments...................    --      (77)
                                                              ----    -----
          Accumulated other comprehensive losses............  $(14)   $(181)
                                                              ====    =====

INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following table contains selected unaudited consolidated statements of operations data for each quarter of fiscal years 1999 and 2000 (in thousands, except per share data).

                                                                           THREE MONTHS ENDED
                                        -----------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          1999        1999       1999        1999       2000        2000       2000        2000
                                        ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................   $1,349      $1,326     $2,375      $2,501     $3,143      $4,271    $  5,961    $ 8,848
Gross profit..........................      415         274      1,060         891      1,346       1,823       2,079      2,651
Net loss attributable to common
  stockholders(1).....................     (268)       (464)      (203)       (336)      (814)       (920)    (17,686)    (3,449)
Net loss per share attributable to
  common stockholders(2)(3)(4)
  Basic and diluted...................   $(0.07)     $(0.12)    $(0.05)     $(0.07)    $(0.17)     $(0.17)   $  (3.34)   $ (0.20)
                                         ======      ======     ======      ======     ======      ======    ========    =======

- ---------------
(1) The diluted net loss per share attributable to common stockholders computation excludes potential shares of common stock (convertible preferred stock, options to purchase common stock and shares of common stock issued upon exercise of stock options which are subject to repurchase rights held by us), if their effect would be anti-dilutive. See Note 1 to the Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

(2) The number of shares of common stock used to compute net loss per share attributable to common stockholders includes the weighted average number of shares resulting from the assumed conversion of all outstanding shares of mandatorily redeemable convertible preferred stock as if the conversion occurred at the beginning of the periods presented or the date of issuance of the mandatorily redeemable convertible preferred stock, whichever is later.

(3) Net loss per share is computed independently for each quarter presented. Therefore, the aggregate of the quarterly information may not equal the annual loss per share.

(4) Net loss attributable to common stockholders in the quarter ended September 30, 2000 includes a charge of $14,758,000 related to a deemed preferred stock dividend. See Note 7 to the Consolidated Financial Statements for a detailed explanation of the determination of this dividend.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders to be held on May 18, 2001 (the "Proxy Statement").

     Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

     The executive officers of the Company are as follows:

     Peter C. Chang, 43, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 to 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 to 1988, he was an engineer at AlliedSignal Inc. and from 1988 to 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

     Gregory W. Barnes, 52, has served as our Vice President, U.S. Operations since March 2000. From February 1994 to March 2000, he served as a General Manager at Xerox Corporation. Mr. Barnes received an M.B.A. and a B.S. in Engineering from California State University Pomona.

     John M. Harland, 49, has served as our Vice President, Finance and Chief Financial Officer since July 2000. Mr. Harland has also served as our Assistant Secretary since September 2000. From April 2000 to July 2000, Mr. Harland served as Vice President, Finance, Chief Financial Officer and Secretary of Medpool.com, an internet-based trading exchange between hospitals and suppliers. From January 1998 to January 2000, Mr. Harland was Vice President, Finance and Administration, Chief Financial Officer and Secretary of Biometric Imaging, Inc., a cell-analysis diagnostic company acquired by Becton Dickinson in February 1999. From October 1996 to December 1997, he was Vice President, Finance and Administration, Chief Financial Officer and Treasurer of Influence, Inc. From May 1995 to October 1996, he was Vice President, Finance and Administration, Chief Financial Officer and Secretary of Indigo Medical, Incorporated, which was acquired by Johnson & Johnson in August 1996. Mr. Harland received his M.A. from Cambridge University in Business Studies and Natural Sciences, his M.B.A. from Golden Gate University and is a Certified Public Accountant.

     David A. Hubbard, 41, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

     James Lee, 38, has served as our Vice President and General Manager, Asian Operations since March 1996. From August 1993 to February 1996, Mr. Lee served as General Manager of mainland China Operations at Seagull Group Corporation, a manufacturer of stone products. Mr. Lee holds a B.S. in Industrial Management from the National Taiwan University of Technology.

     Wei-Shin Tsay, Ph.D., 49, has served as our Senior Vice President, Product Development since August 2000. From May 1999 to August 2000, Dr. Tsay served as a Director of Marketing for the Asia/ Pacific region for the Transmission Systems Division of JDS Uniphase. From July 1997 to March 1999, he was a Director of Engineering for the Transmission Systems Division at JDS Uniphase. From February 1997 to July 1997, Dr. Tsay was the Director of Operations at Uniphase Telecom Products. From May 1996 to February 1997, he was a Director of Digital Transmission at Uniphase Telecom Products. From February 1994 to May 1996, Dr. Tsay was the Product Manager of High Performance Lasers for the Optoelectronics Strategic Business Unit at AT&T/Lucent Microelectronics. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Director Compensation," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Director Compensation," "Executive Compensation," and "Report of the Compensation Committee of the Board of Directors on Executive Compensation -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Party Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

       (1) Consolidated Financial Statements

            Reference is made to the Index to Consolidated Financial Statements of Alliance Fiber Optic Products, Inc., under Item 8 on Page 29 of this report.

       (2) Financial Statement Schedules

            Not applicable.

     All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

       (3) Exhibits

            See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

     (b) REPORTS ON FORM 8-K.

        The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

     (c) EXHIBITS

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
- ----------                     -----------------------
  3(i).1     Amended and Restated Certificate of Incorporation
             (incorporated by reference to Exhibit 3(i).3 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
 3(ii).1     Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
     4.1     Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
     4.2     Amended and Restated Rights Agreement dated as of August 31,
             200 (incorporated by reference to Exhibit 4.2 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
- ----------                     -----------------------
    10.1#    1997 Stock Plan and form of agreements thereunder
             (incorporated by reference to Exhibit 10.1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
    10.2     Form of Indemnification Agreement between the Company and
             its officers and directors (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form
             S-1 (File No. 333-45482)).
    10.3     Lease Agreement dated April 6, 1999 by and between North
             Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
             Form S-1 (File No. 333-45482)).
    10.4     Lease dated June 26, 2000 by and between Renault & Handley
             Employees Investment Co. and the Company (incorporated by
             reference to Exhibit 10.4 to the Company's Registration
             Statement on Form S-1 (File No. 333-45482)).
    10.5#    Alliance Fiber Optic Products, Inc. 2000 Stock Incentive
             Plan (incorporated by reference to Exhibit 10.5 to Amendment
             No. 3 to the Company's Registration Statement on Form S-1
             (File No. 333-45482)).
    10.6#    Alliance Fiber Optic Products, Inc. 2000 Employee Stock
             Purchase Plan (incorporated by reference to Exhibit 10.6 to
             Amendment No. 4 to the Company's Registration Statement on
             Form S-1 (File No. 333-45482)).
    10.7#    Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated May 2, 2000 between Peter C. Chang
             and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
    10.8#    Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated June 15, 2000 between R. David
             Dicioccio and the Company (incorporated by reference to
             Exhibit 10.8 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
    10.9#    Form of Full Recourse Promissory Note (incorporated by
             reference to Exhibit 10.9 to Amendment No. 1 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
    10.10#   Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated July 25, 2000 between John M. Harland and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
    21.1*    Subsidiaries of the Company.
    23.1*    Consent of PricewaterhouseCoopers LLP.
    24.1     Power of Attorney (see page 52 of this Form 10-K).

- ---------------
* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

     (d) FINANCIAL STATEMENTS.

          Reference is made to Item 14(a)(1) and 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: March 30, 2001
                                          By         /s/ PETER C. CHANG
                                            ------------------------------------
                                                       Peter C. Chang
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter C. Chang and John M. Harland, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                       TITLE                     DATE
                       ----                                       -----                     ----
                /s/ PETER C. CHANG                      President, Chief Executive     March 30, 2001
- ---------------------------------------------------               Office
                  Peter C. Chang                      (Principal Executive Officer)
                                                               and Chairman

                /s/ JOHN M. HARLAND                      Chief Financial Officer       April 2, 2001
- ---------------------------------------------------      (Principal Financial and
                  John M. Harland                          Accounting Officer)

                                                                 Director
- ---------------------------------------------------
                R. David Dicioccio

                /s/ PETER T. MORRIS                              Director              March 30, 2001
- ---------------------------------------------------
                  Peter T. Morris

                                                                 Director
- ---------------------------------------------------
                   Gwong-Yih Lee

                 /s/ JAMES C. YEH                                Director              March 30, 2001
- ---------------------------------------------------
                   James C. Yeh

                 /s/ MICHAEL TUNG                                Director              March 28, 2001
- ---------------------------------------------------
                   Michael Tung

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
- ----------                     -----------------------
  3(i).1     Amended and Restated Certificate of Incorporation
             (incorporated by reference to Exhibit 3(i).3 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
 3(ii).1     Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
     4.1     Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
     4.2     Amended and Restated Rights Agreement dated as of August 31,
             200 (incorporated by reference to Exhibit 4.2 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
    10.1#    1997 Stock Plan and form of agreements thereunder
             (incorporated by reference to Exhibit 10.1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
    10.2     Form of Indemnification Agreement between the Company and
             its officers and directors (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form
             S-1 (File No. 333-45482)).
    10.3     Lease Agreement dated April 6, 1999 by and between North
             Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
             Form S-1 (File No. 333-45482)).
    10.4     Lease dated June 26, 2000 by and between Renault & Handley
             Employees Investment Co. and the Company (incorporated by
             reference to Exhibit 10.4 to the Company's Registration
             Statement on Form S-1 (File No. 333-45482)).
    10.5#    Alliance Fiber Optic Products, Inc. 2000 Stock Incentive
             Plan (incorporated by reference to Exhibit 10.5 to Amendment
             No. 3 to the Company's Registration Statement on Form S-1
             (File No. 333-45482)).
    10.6#    Alliance Fiber Optic Products, Inc. 2000 Employee Stock
             Purchase Plan (incorporated by reference to Exhibit 10.6 to
             Amendment No. 4 to the Company's Registration Statement on
             Form S-1 (File No. 333-45482)).
    10.7#    Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated May 2, 2000 between Peter C. Chang
             and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
    10.8#    Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated June 15, 2000 between R. David
             Dicioccio and the Company (incorporated by reference to
             Exhibit 10.8 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
    10.9#    Form of Full Recourse Promissory Note (incorporated by
             reference to Exhibit 10.9 to Amendment No. 1 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
    10.10#   Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated July 25, 2000 between John M. Harland and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
    21.1*    Subsidiaries of the Company.
    23.1*    Consent of PricewaterhouseCoopers LLP.
    24.1     Power of Attorney (see page 52 of this Form 10-K).

- ---------------
* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.