Form 10-Q
period 2001-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2001-05-15
CIK 1122342

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

        (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                         Commission File Number 0-31857

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                               77-0554122
-----------------------------------         ----------------------------
 (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)              identification number)


         735 North Pastoria Avenue, Sunnyvale, California 94085
 ------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 736-6900

                              --------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]


On May 1, 2001, 34,963,195 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX

                                                                                Page
                                                                                ----
Part I:  Financial Information................................................    1

    Item 1:  Financial Statements.............................................    1

        Consolidated Balance Sheets at March 31, 2001 and
           December 31, 2000..................................................    1

        Consolidated Statements of Operations for the Three Months
           Ended March 31, 2001 and 2000......................................    2

        Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000......................................    3

        Notes to Consolidated Financial Statements............................    4

    Item 2:  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................    8

    Item 3:  Quantitative and Qualitative Disclosures About Market               20
        Risk and Interest Rate Risk...........................................

Part II:  Other Information...................................................   21

    Item 4:  Exhibits and Reports on Form 8-K.................................   21

Signature.....................................................................   22

Exhibit Index.................................................................   23


                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      DECEMBER 31,      MARCH 31,
                                                                      ------------     ---------
                                                                          2000            2001
                                                                       ---------       ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                          $  42,548       $  37,843
    Short-term investments                                                24,129          24,317
    Accounts receivable, net                                               5,302           4,520
    Inventories                                                            6,792          10,390
    Prepaid expenses and other current assets                                835             601
                                                                       ---------       ---------
       Total current assets                                               79,606          77,671

Property and equipment, net                                                8,590          10,855
Other assets                                                                 329             506
                                                                       ---------       ---------
       Total assets                                                    $  88,525       $  89,032
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $   3,234       $   3,255
    Income tax payable                                                       401             522
    Accrued expenses and other liabilities                                 2,210           2,197
                                                                       ---------       ---------
       Total current liabilities                                           5,845           5,974
Long-term liabilities                                                        181             163
                                                                       ---------       ---------
       Total liabilities                                                   6,026           6,137

Commitments and contingencies (Note 5)

Stockholders' equity
    Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2000 and March 31, 2001, and 34,644,300
       and 34,739,225 shares issued and outstanding at December 31,
       2000 and March 31, 2001, respectively                                  35              35
    Additional paid-in capital                                           114,984         113,528
    Receivables from stockholders                                         (1,950)         (1,950)
    Deferred stock-based compensation                                    (20,813)        (16,322)
    Accumulated deficit                                                   (9,576)        (12,352)
    Accumulated other comprehensive losses                                  (181)            (44)
                                                                       ---------       ---------
       Total stockholders' equity                                         82,499          82,895
                                                                       ---------       ---------
              Total liabilities and stockholders' equity               $  88,525       $  89,032
                                                                       =========       =========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                -----------------------
                                                                 2000             2001
                                                                --------       --------

Revenues                                                        $  3,143       $  7,369
Cost of revenues:
      Cost of revenues                                             1,763          4,557
      Non-cash compensation expense                                   34            485
                                                                --------       --------
           Total cost of revenues                                  1,797          5,042
                                                                --------       --------
      Gross profit                                                 1,346          2,327
Operating expenses:
    Research and development:
      Research and development                                       725          1,674
      Non-cash compensation expense                                   56          1,247
                                                                --------       --------
           Total research and development                            781          2,921
    Sales and marketing:
      Sales and marketing                                            328            809
      Non-cash compensation expense                                   35            293
                                                                --------       --------
           Total sales and marketing                                 363          1,102
    General and administrative:
      General and administrative                                     398            959
      Non-cash compensation expense                                  705            981
                                                                --------       --------
           Total general and administrative                        1,103          1,940
                                                                --------       --------
      Total operating expenses                                     2,247          5,963
                                                                --------       --------
Loss from operations                                                (901)        (3,636)
Interest and other income, net                                       122            983
                                                                --------       --------
Loss before income taxes                                            (779)        (2,653)
Income tax provision                                                  35            123
                                                                --------       --------
Net loss attributable to common stockholders                    $   (814)      $ (2,776)
                                                                ========       ========
Net loss per share attributable to common stockholders:
    Basic and diluted                                           $  (0.17)      $  (0.09)
                                                                ========       ========
Shares used in computing net loss per share attributable to
    common stockholders:
    Basic and diluted                                              4,845         31,876
                                                                ========       ========
Pro forma net loss per share attributable to common
    stockholders                                                $  (0.04)      $  (0.09)
                                                                ========       ========
Shares used in computing pro forma net loss per
    share                                                         22,046         31,876
                                                                ========       ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2000              2001
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss:                                                     $   (814)      $ (2,776)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation                                                    194            420
       Amortization of deferred stock-based compensation               830          3,006
       Changes in assets and liabilities:
          Accounts receivable, net                                    (188)           788
          Inventories                                                 (695)        (3,579)
          Prepaid expenses and other assets                           (112)            60
          Accounts payable                                             892             32
          Income tax payable                                             -            121
          Accrued expenses and other liabilities                       144              6
          Other long-term liabilities                                   20            (24)
          Minority interest                                              5              6
                                                                  --------       --------
                 Net cash used in operating activities                 276         (1,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                                (444)           (92)
    Purchase of property, plant and equipment                         (947)        (2,684)
                                                                  --------       --------
                Net cash used in investing activities               (1,391)        (2,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bank borrowings                                      276              -
    Repayments of bank borrowings                                      (16)             -
    Proceeds from the exercise of common stock options                   -             29
                                                                  --------       --------
                 Net cash provided by financing activities             260             29
Effect of exchange rate changes on cash and cash equivalents            (1)           (18)
                                                                  --------       --------
Net decrease in cash and cash equivalents                             (856)        (4,705)
Cash and cash equivalents at beginning of period                     6,139         42,548
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  5,283       $ 37,843
                                                                  ========       ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



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

        In December 2000, the Company established a subsidiary, Alliance Fiber Optic Products, in the People's Republic of China, which we expect will manufacture some of the Company's products.

BASIS OF PRESENTATION

            The consolidated financial information as of March 31, 2000 and 2001 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of their consolidated operations, and consolidated cash flows for the periods presented. The December 31, 2000 balance sheet was derived from audited financial statements on that date.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, as filed on April 2, 2001, with the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any future periods.

REVENUE RECOGNITION

        The Company recognizes revenue upon the shipment of its products to the customer, provided that the Company has received a purchase order, the price is fixed and the collection of the resulting receivable is probable. Subsequent to the sale of its products, the Company has no obligation to provide any modification or customization upgrades, enhancements or postcontract customer support. Provisions for return allowances and warranties are recorded at the time revenue is recognized based on the Company's historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company has adopted SFAS No. 133 in the first quarter of fiscal year 2001 and the adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.


2. INVENTORIES (IN THOUSANDS)

                                  DECEMBER 31,   MARCH 31,
                                     2000          2001
                                  ----------     --------
           Finished goods          $ 2,107       $ 2,534
           Work-in-process           2,471         4,903
           Raw materials             2,214         2,953
                                   -------       -------
                                   $ 6,792       $10,390
                                   =======       =======


3.  LOSS PER SHARE

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

PRO FORMA NET LOSS PER SHARE

        Basic and diluted pro forma net loss per share for the three months ended March 31, 2000 and 2001 is computed using the weighted average number of common shares outstanding, including the conversion of the Company's mandatorily redeemable convertible preferred stock into common stock effective upon the closing of the Company's initial public offering, as if such conversion occurred at the beginning of the periods presented or the date of issuance of the mandatorily redeemable convertible preferred stock, whichever is later. The calculation of basic and diluted pro forma net loss per share excludes incremental common stock subject to repurchase rights and common stock issuable upon the exercise of stock options as the effect would be anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2000          2001
                                                                             --------       --------
    Basic net loss per share calculation:
    Numerator:
      Net loss attributable to common stockholders                           $   (814)      $ (2,776)
                                                                             ========       ========
    Denominator:
      Shares used in computing net loss per share:
       Weighted average of common shares outstanding                            4,849         33,966
       Less: Weighted average of shares subject to repurchase right                (4)        (2,090)
       Basic                                                                    4,845         31,876

       Add:  Effect of dilutive securities, including options, warrants
          and mandatorily redeemable convertible preferred stock                    -              -
       Diluted                                                                  4,845         31,876
                                                                             ========       ========

    Net loss per share attributable to common stockholders:
      Basic and diluted                                                      $  (0.17)      $  (0.09)
                                                                             ========       ========

    Anti-dilutive securities, including options, warrants and
       mandatorily redeemable convertible preferred stock, not
       included in net loss per share calculation                              20,239          4,289
                                                                             ========       ========

    Pro forma net loss per share calculation:
      Shares used above                                                         4,845         31,876

    Pro forma adjustment to reflect weighted average effect of the assumed
      conversion of mandatorily redeemable convertible preferred stock         17,201              -

    Shares used in computing pro forma loss per share attributable to common stockholders:
       Basic and diluted                                                       22,046         31,876
                                                                             ========       ========
    Pro forma loss per share attributable to common stockholders:
       Basic and diluted                                                     $  (0.04)      $  (0.09)
                                                                             ========       ========

    The following outstanding options and mandatorily redeemable convertible preferred stock were excluded from the computation of basic and diluted net loss per share (in thousands):
                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2000          2001
                                                                             --------       --------
    Options to purchase common stock                                            3,038          4,289
    Mandatorily redeemable convertible preferred stock                         17,201              -
                                                                             --------       --------
                                                                               20,239          4,289
                                                                             ========       ========

4. GEOGRAPHIC SEGMENT INFORMATION

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

        The following is a summary of the Company's revenues generated from and identifiable assets situated in geographic segments (in thousands):

                          THREE MONTHS ENDED
                              MARCH 31,
                         --------------------
                           2000         2001
                         -------      -------
REVENUES
United States            $ 2,879      $ 6,374
Taiwan                       264          995
                         -------      -------
Total                    $ 3,143      $ 7,369
                         =======      =======

                       DECEMBER 31,   MARCH 31,
                       ------------   --------
                           2000         2001
                       ------------   --------
IDENTIFIABLE ASSETS
United States            $80,548      $80,283
Taiwan                     7,771        8,453
China                        206          296
                         -------      -------
Total                    $88,525      $89,032
                         =======      =======


5. COMMITMENTS AND CONTINGENCIES

        From time to time, the Company may be involved in litigation in the normal course of business. Management believes that the outcome of such matters to date will not have a material adverse effect on the Company's consolidated financial statements.


6. SUBSEQUENT EVENT

        In April 2001, the Company signed a lease for approximately 120,000 square feet of manufacturing space in the Guang Dong (Canton) province of the People's Republic of China ("PRC"). The lease expires in May 2011. The Company's PRC subsidiary plans to use this facility to manufacture some of the Company's products and sub-components. The annual rental expense related to this facility is approximately $326,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words, "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to the impact of possible litigation on our financial statements, our need for additional financing, our profitability, statements as to our net losses, our operating expenses, our sources of revenue and anticipated revenue, our ability to obtain raw materials and components and maintain and develop supplier relationships, the fluctuation of our cost of revenues as a percentage of revenues, the impact of the power crisis in California, our plans to expand our product development efforts, our plans to expand our operations domestically and internationally, our plans to hire additional employees, our exposure to currency rate fluctuations, our investment strategy, the amount and mix of our anticipated expenditures, our ability to establish and maintain relationships with key customers, our plans to expand our manufacturing capacity, our ability to maintain appropriate inventory, and factors that affect a customer's decision to chose a supplier, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the competition from other entities including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, financial stability in foreign markets and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

        We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we term our Optical Path Integration Solution, or OPIS, products. We also distributed a cable television transmission product line, which we discontinued in 1997. Since 1997, we have broadened our OPIS product line which now includes attenuators and fused fiber products. Most of these new products were introduced between 1997 and 1999. In early 1999, we started developing our dense wavelength division multiplexing, or DWDM, and other wavelength management products, forming new products based in part on our proprietary technology. We started selling our DWDM devices in limited production quantities in July 2000.

        From our inception, we have derived nearly all of our revenues from our OPIS products. Revenues from our DWDM products represented less than 10% of revenues for the year ended December 31, 2000. In the first quarter of 2001, our DWDM products contributed revenues of $901,000, or 12.2% of total revenues.

        We market and sell our products predominantly through our direct sales force, which we began building in early 1998. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. For the three months ended March 31, 2000 and 2001, revenues derived from sales outside of North America were 28.0% and 19.8%, respectively. Demand for products in the telecommunications industry, including our products, fell dramatically during the first quarter of 2001. We experienced a slowdown in customer orders, as well as cancellations and rescheduling of orders to later quarters. As a result, our revenues declined from the previous quarter.

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

        In December 2000, we established a subsidiary under the laws of the People's Republic of China. In April 2001, a lease for a new facility, totaling 120,000 square feet, was signed. This new facility, located in the Guang Dong (Canton) province, will support our expanding manufacturing operations for both our OPIS and DWDM products.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     2000         2001
                                                    -----        -----
Revenues ...................................        100.0%       100.0%
Cost of revenues ...........................         57.2         68.4
                                                    -----        -----
Gross profit ...............................         42.8         31.6

Operating expenses:
  Research and development .................         24.9         39.6
  Sales and marketing ......................         11.5         15.0
  General and administrative ...............         35.1         26.3
                                                    -----        -----
    Total operating expenses ...............         71.5         80.9
                                                    -----        -----
  Loss from operations .....................        (28.7)       (49.3)
  Interest and other income, net ...........          3.9         13.3
                                                    -----        -----
  Loss before income taxes .................        (24.8)       (36.0)
  Income tax provisions ....................          1.1          1.7
                                                    -----        -----
    Net loss ...............................        (25.9)%      (37.7)%
                                                    =====        =====

        Revenues. Revenues were $3.1 million and $7.4 million for the three months ended March 31, 2000 and 2001, respectively. Revenues increased 135% from 2000 to 2001 due to higher volume sales and expansion of our OPIS products and the introduction of our DWDM products, which were introduced in the second half of fiscal year 2000. Revenues from our DWDM products were $901,000 for the three months ended March 31, 2001.

        Gross Profit. Gross profit, including non-cash compensation expense, increased in absolute dollars from $1.3 million, or 42.8% of revenues, for the three months ended March 31, 2000 to $2.3 million, or 31.6% of revenues, for the same period in 2001. Excluding non-cash compensation expense, gross profit increased from $1.4 million, or 43.9% of revenues for the three months ended March 31, 2000, to $2.8 million, or 38.2% of revenues, for the same period in 2001. As a percentage of revenues, the decrease in gross profit from 2000 to 2001 excluding non-cash compensation expense was primarily due to start-up manufacturing costs associated with the introduction of new products, including start-up manufacturing costs of our recently introduced DWDM products, and reductions in average selling prices, partially offset by manufacturing economies of scale resulting from higher production volumes of our OPIS products.

        We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and ramp up costs associated with our DWDM products. Additionally, our inventory increased approximately $3.6 million in the three months ended March 31, 2001, due primarily to increases in DWDM inventory. The anticipated growth of our DWDM product sales has been impacted by the overall industry slowdown. Although we are taking steps to manage future inventory levels, there is a risk that substantial write-downs of inventory may have to be taken in future periods if orders for our DWDM products do not materialize.

        Research and Development Expenses. Research and development expenses, including non-cash compensation expense, increased from $781,000, or 24.9% of revenues, for the three months ended March 31, 2000 to $2.9 million, or 39.6% of revenues, for the same period in 2001. Excluding non-cash compensation expense, research and development expenses increased from $725,000, or 23.1% of revenues, in 2000 to $1.7 million, or 22.7% of revenues, in 2001. Excluding non-cash compensation expense, these increases in absolute dollars were primarily due to costs related to the development of new products and increases in the number of research and development personnel and related costs. We expect our research and development expenses to continue to increase in absolute dollars in the foreseeable future

        Sales and Marketing Expenses. Sales and marketing expenses, including non-cash compensation expense, increased from $363,000, or 11.5% of revenues, for the three months ended March 31, 2000 to $1.1 million, or 15.0% of revenues, for the same period in 2001. Excluding non-cash compensation expense, sales and marketing expenses increased from $328,000, or 10.4% of revenues, in 2000 to $809,000, or 11.0% of revenues, in 2001. These increases were attributable primarily to hiring additional sales and marketing personnel and expanding our sales and marketing efforts. We expect our sales and marketing expenses to be relatively flat in the near future.

        General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense, increased in absolute dollars from $1.1 million, or 35.1% of revenues, for the three months ended March 31, 2000 to $1.9 million, or 26.3% of revenues, for the same period in 2001. Excluding non-cash compensation expense, general and administrative expenses increased from $398,000, or 12.7% of revenues, in 2000 to $959,000, or 13.0% of revenues, in 2001. These increases were primarily due to hiring additional personnel and associated expenses necessary to support our increased scale of operations, as well as the requirements of being a public company. We expect our general and administrative expenses to be relatively flat in the near future.

        Interest and Other Income, Net. Interest and other income, net was $122,000 and $983,000 for the three months ended March 31, 2000 and 2001, respectively. The increase was the result of significantly higher average cash balances resulting from proceeds from a private round of preferred stock financing and our initial public offering of common stock in 2000.

        Income Taxes. Income taxes were $35,000 and $123,000 for the three months ended March 31, 2000 and 2001, respectively. The income tax expense in these periods was the result of taxable income from our Taiwan subsidiary. Non-cash compensation charges are not deductible for income tax purposes, which contributed in the taxable income position.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At March 31, 2001, we had cash and cash equivalents of $37.8 million and short-term investments of $24.3 million.

        Net cash generated by operating activities was $276,000 for the three months ended March 31, 2000 and net cash used by operations was $1.9 million for the three months ended March 31, 2001. Net cash generated in the three months ended March 31, 2000 was primarily the result of $1.0 million in non-cash expenses offsetting our net loss of $814,000. Net cash used in the three months ended March 31, 2001 included our net loss of $2.8 million offset by non-cash charges of $3.4 million, primarily related to non-cash compensation expense of $3.0 million and depreciation of $420,000, which resulted in a net cash contribution of $650,000. This contribution was offset by an increase in working capital of $2.6 million. Our accounts receivable decreased by $788,000 due to a decrease in revenues for the three months ended March 31, 2001 as compared to the preceding quarter. This decrease was offset by an increase in inventories of $3.6 million mainly due to an increase in DWDM inventories.

        Cash used in investing activities was $1.4 million and $2.9 million for the three months ended March 30, 2000 and 2001, respectively. In 2000, $444,000 was invested in high-grade, short-term investments while $947,000 was used to acquire property and equipment. In 2001, $92,000 was invested in high-grade, short-term investments, while $2.7 million was used to acquire property and equipment. We plan to judiciously invest in the expansion of our China manufacturing facility in the near future, as well as support planned expansion of our research and development capabilities.

        Cash generated by financing activities was $260,000 in the three months ended March 31, 2000, resulting from net borrowings on our bank lending facility. For the three months ended March 31, 2001, cash generated by financing activities was $29,000, resulting from proceeds from the exercise of common stock options.

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

        We incurred losses of approximately $814,000 and $2.8 million in the first quarter of fiscal 2000 and 2001, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of March 31, 2001, we had an accumulated deficit of approximately $12.4 million.

        We have recently expanded our manufacturing facilities, and we expect to continue to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. In particular, given our early stage of development, our increasing operating expenses and the rate at which competition in our industry is intensifying, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

        Sales of our OPIS products accounted for over 87% of our revenues in the quarter ended March 31, 2001 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our thin-film filter-based DWDM products, which we began shipping commercially in July 2000. If our target customers do not widely adopt and purchase our DWDM products, our revenues may not grow significantly, we may have to write-off significant inventory currently on our books and our business will be seriously harmed. To date, adoption of our DWDM products by our target customers has been slower than expected. At March 31, 2001, substantially all of our backlog was related to our OPIS products.

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

        Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We are presently able to fill substantially all of our customers' orders. However, if we do not successfully increase our manufacturing capacity to meet the future production requirements of our customers, growth of our business will be negatively impacted. In addition, we would be unable to fill large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. However, if we build our manufacturing capacity and inventory in excess of demand, we may produce excess inventory that may have to be written off.

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO SUPPLY KEY MATERIALS, COMPONENTS AND EQUIPMENT, SUCH AS FERRULES AND LENSES, AND IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF THESE ITEMS AT ACCEPTABLE PRICES, OUR ABILITY TO FILL ORDERS WOULD BE LIMITED AND OUR OPERATING RESULTS COULD BE HARMED.

        We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business. In this regard, we are experiencing difficulties in obtaining ferrules used in our OPIS products. The difficulties have typically resulted from demand for ferrules within the industry exceeding the capacity of suppliers. We believe shortages of ferrules have limited our growth. In the future, if we are unable to obtain sufficient ferrules to meet increasing demand for products incorporating these ferrules, potential growth of our business will be impeded. In addition, all of our graded index, or GRIN, lenses, which are incorporated into substantially all of our filter-based DWDM products, are obtained from one supplier, Nippon Sheet Glass.

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

        In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. In addition, in order to expand our manufacturing capabilities in China, we must hire a significant number of additional manufacturing and engineering personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. We may also have difficulty hiring skilled engineers at our manufacturing facility in Taiwan. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

THE MARKET FOR FIBER OPTIC COMPONENTS IS HIGHLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE.

        The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex, Corning, DiCon Fiberoptics, Gould, JDS Uniphase, which acquired E-TEK Dynamics and SDL, Lucent, Luminent, New Focus, Nortel, Oplink, Stratos Lightwave and Tyco Electronics. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

        Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and subsequently reduce or cease their purchases from us. One of our top ten customers, JDS Uniphase, is also a competitor, however this customer accounted for less than 10% of our revenues in the quarter ended March 31, 2001. In light of the consolidation in the optical networking industry, we also believe that the size of suppliers will be an increasingly important part of a purchaser's decision-making criteria in the future. We may not be able to compete successfully with existing or new competitors, nor can we ensure that the competitive pressures we face will not result in lower prices for our products, loss of market share, or reduced gross margins, any of which could harm our business.

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

        In addition, some of our customers require that our products be subjected to standards-based qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management effort, increase manufacturing capacity and order long lead-time supplies. Even after the evaluation process, it is possible a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. Accordingly, our revenues and operating results may vary significantly and unexpectedly from quarter to quarter.

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

BECAUSE OF THE TIME IT TAKES TO DEVELOP FIBER OPTIC COMPONENTS, WE INCUR SUBSTANTIAL EXPENSES FOR WHICH WE MAY NOT EARN ASSOCIATED REVENUES.

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $725,000 and $1.7 million in the first quarter of 2000 and 2001, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        -  diversion of development and engineering resources; and

        -  legal actions by our customers.

        The occurrence of any one or more of the foregoing factors could cause our net loss to increase.

IF WE FAIL TO EFFECTIVELY MANAGE THE EXPANSION OF OUR OPERATIONS, INCLUDING THE GROWTH IN OUR MANUFACTURING FACILITIES AND INCREASE IN THE NUMBER OF EMPLOYEES, OUR OPERATING RESULTS COULD BE HARMED.

        We have rapidly expanded our operations domestically and internationally in recent periods and expect to continue to do so. As of March 31, 2001, we had a total of 207 full-time employees in Sunnyvale, California, 305 full-time employees in Taiwan, and 50 full-time employees in China. If our revenues grow, we may need to hire a number of employees in connection with the expansion of our manufacturing operations, particularly in China. The growth in employees and our operations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. Some of our existing senior management personnel joined us within the last 12 months, including a number of key managerial, technical and operations personnel whom we have not yet fully integrated. To manage growth of our operations and personnel, we will be required to:

        - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

        -  hire, train, motivate and manage additional qualified personnel;

        -  expand our manufacturing capacity; and

        - effectively manage relationships with our customers, suppliers, representatives and other third parties.

        In addition, we will need to coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy. For example, in the last quarter of 2000, we established manufacturing capabilities in mainland China. If we are not able to manage our growth in an efficient and timely manner, our business will be severely harmed.

        Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We recently expanded our manufacturing facilities in Taiwan and manufacture many of our products there. We also established manufacturing capabilities in mainland China where we have begun to manufacture some of our products. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations.

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

        The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. laws. Our competitors may independently develop similar technology, duplicate our products or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

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

        For the year ended December 31, 2000 and the three months ended March 31, 2001, sales to customers located outside of North America were 20.9% and 19.8% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

        Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not occur, sales of our products may decline, which would adversely affect our revenues. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks and the success of our customers, especially in the metropolitan and last mile access segments of the networks. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has recently dropped and fluctuations may continue in the future. These fluctuations are currently resulting in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, have resulted in reduced demand for our products.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

INTEREST RATE SENSITIVITY

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2001, $30.0 million, or 50.9% of our investments, matured in less than three months. We plan to continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

                           PART II: OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

        None

        (b) Reports on Form 8-K.

        The Company filed two reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2001 as follows:

        (i) Current Report on Form 8-K, filed January 19, 2001, reporting under Item 5, the May 18, 2001 date for the Company's 2001 Annual Meeting of Stockholders.

        (ii)   Current Report on Form 8-K, filed March 10, 2001, reporting under
               Item 5, the Company's announcement of a presentation, relating to certain products under development, at the Global Communications Investor Conference in New York City on March 12, 2001.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated:  May 15, 2001

                                     ALLIANCE FIBER OPTIC PRODUCTS, INC.



                               By            /s/ John M. Harland
                                 ----------------------------------------------
                                                 John M. Harland
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer)