Form 10-Q
period 2001-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2001-08-14
CIK 1122342

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

                  For the Quarterly Period Ended June 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-31857

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             77-0554122
 ------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)


             735 North Pastoria Avenue, Sunnyvale, California 94085
   -------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 736-6900

                              --------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On August 1, 2001, 35,012,320 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I:  Financial Information................................................       1

    Item 1:  Financial Statements.............................................       1

        Consolidated Balance Sheets at December 31, 2000 and June 30, 2001           1

        Consolidated Statements of Operations for the Three and Six Months
          Ended June 30, 2000 and 2001 .......................................       2

        Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2000 and 2001 .............................................       3

        Notes to Consolidated Financial Statements............................       4

    Item 2:  Management's Discussion and Analysis of Financial Condition
      and Results of Operations ..............................................       8

    Item 3:  Quantitative and Qualitative Disclosures About Market Risk
      and Interest Rate Risk .................................................      21

Part II:  Other Information...................................................      22

    Item 2:  Changes in Securities and Use of Proceeds........................      22

    Item 4:  Submissions and Matters to a Vote of Security Holders............      22

    Item 6:  Exhibits and Reports on Form 8-K.................................      24

Signature.....................................................................      25


                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DEC. 31,              JUNE 30,
                                                                    2000                  2001
                                                                  ---------             ---------
ASSETS
Current assets:
       Cash and cash equivalents                                  $  42,548             $  21,293
       Short-term investments                                        24,129                36,055
       Accounts receivable, net                                       5,302                 2,869
       Inventories                                                    6,792                 6,386
       Prepaid expense and other current assets                         835                   465
                                                                  ---------             ---------
            Total current assets                                     79,606                67,068

Property and equipment, net                                           8,590                 6,736
Other assets                                                            329                   713

                                                                  ---------             ---------

            Total assets                                          $  88,525             $  74,517
                                                                  =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                           $   3,234             $   2,674
       Income tax payable                                               401                   322
       Accrued expenses                                               2,210                 2,087
                                                                  ---------             ---------
            Total current liabilities                                 5,845                 5,083

Long-term liabilities                                                   181                   161

                                                                  ---------             ---------

            Total liabilities                                         6,026                 5,244
                                                                  ---------             ---------

Commitments and contingencies (Note 5)

Stockholders' equity
       Common stock, $0.001 par value: 250,000,000
            shares authorized at December 31, 2000
            and June 30, 2001; and 34,644,300 and
            34,989,320 shares issued and outstanding
            at December 31, 2000 and June 30, 2001,
            respectively                                                 35                    35
       Additional paid-in-capital                                   114,984               113,520
       Receivables from stockholders                                 (1,950)               (1,950)
       Deferred stock-based compensation                            (20,813)              (13,314)
       Accumulated deficit                                           (9,576)              (28,832)
       Accumulated other comprehensive loss                            (181)                 (186)

                                                                  ---------             ---------

       Stockholders' equity                                          82,499                69,273

                                                                  ---------             ---------

            Total liabilities and stockholders' equity            $  88,525             $  74,517
                                                                  =========             =========

       The accompanying notes are an integral part of these consolidated financial statements

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------        -------------------------
                                                                    2000              2001             2000             2001
                                                                  ---------         ---------        --------         --------
Revenues                                                           $  4,271         $  4,568         $  7,414         $ 11,937

Cost of revenues                                                      2,374           15,267            4,137           19,824
Non-cash compensation expense                                            74              427              108              912
                                                                   --------         --------         --------         --------
    Total cost of revenues                                            2,448           15,694            4,245           20,736

                                                                   --------         --------         --------         --------

    Gross profit (loss)                                               1,823          (11,126)           3,169           (8,799)

Operating Expenses
    Research and development                                          1,183            1,784            1,908            3,458
    Non-cash compensation expense                                       180            1,275              237            2,522
                                                                   --------         --------         --------         --------
         Total research and development                               1,363            3,059            2,145            5,980

    Sales and marketing                                                 487              733              815            1,542
    Non-cash compensation expense                                        40              292               75              585
                                                                   --------         --------         --------         --------
         Total sales and marketing                                      527            1,025              890            2,127

    General and administrative                                          424            1,148              822            2,107
    Non-cash compensation charge                                        460              755            1,164            1,736
                                                                   --------         --------         --------         --------
         Total general and administrative                               884            1,903            1,986            3,843

                                                                   --------         --------         --------         --------
         Total operating expenses                                     2,774            5,987            5,021           11,950
                                                                   --------         --------         --------         --------
Loss from operations                                                   (951)         (17,113)          (1,852)         (20,749)
Interest and other income, net                                           67              636              189            1,619
                                                                   --------         --------         --------         --------
Loss before income taxes                                               (884)         (16,477)          (1,663)         (19,130)
Income tax provision                                                     36                3               71              126
                                                                   --------         --------         --------         --------
Net loss attributable to common stockholders                       $   (920)        $(16,480)        $ (1,734)        $(19,256)
                                                                   ========         ========         ========         ========

Net loss per share attributable to common stockholders:
         Basic and diluted                                         $  (0.17)        $  (0.50)        $  (0.34)        $  (0.59)
                                                                   ========         ========         ========         ========

Shares used in computing net loss per share attributable to
  common stockholders:
         Basic and diluted                                            5,397           32,987            5,119           32,809
                                                                   ========         ========         ========         ========

Pro forma net loss per share attributable to common
     stockholders
         Basic and diluted                                         $  (0.04)        $  (0.50)        $  (0.08)        $  (0.59)
                                                                   ========         ========         ========         ========

Shares used in computing pro forma net loss per share
    attributable to common stockholders:                             22,797           32,987           22,320           32,809
                                                                   ========         ========         ========         ========

       The accompanying notes are an integral part of these consolidated financial statements

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                   ----------------------------
                                                                                    2000                 2001
                                                                                   -------             --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss:                                                                    $(1,734)            $(19,256)
      Adjustments to reconcile net loss to net cash provided
          by (used in) operating activities:
          Depreciation                                                                 384                  974
          Amortization of deferred compensation                                      1,584                5,755
          Impairment on property and equipment                                          --                5,200
          Provision for inventory                                                       --                6,543
          Changes in assets and liabilities:
             Accounts receivable, net                                                 (490)               2,423
             Inventories                                                              (973)              (6,185)
             Prepaid expenses and other assets                                         (18)                 (17)
             Accounts payable                                                        1,160                 (577)
             Income tax payable and accrued expenses                                   539                 (212)
             Other long-term liabilities                                                48                  (20)
                                                                                   -------             --------
                    Net cash provided by (used in) operating activities                500               (5,372)

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of short-term investments                                              (433)             (11,848)
      Purchase of property and equipment                                            (2,158)              (4,320)
                                                                                   -------             --------
                    Net cash used in investing activities                           (2,591)             (16,168)

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from bank borrowings                                                    459                   --
      Proceeds from issuance of Series B preferred stock                               280                   --
      Proceeds from issuance of common stock under ESPP                                 --                  210
      Proceeds from the exercise of common stock options                                56                   71
                                                                                   -------             --------
                    Net cash provided by financing activities                          795                  281

 Effect of exchange rate changes on cash and cash equivalents                          (51)                   4
                                                                                   -------             --------
 Net decrease in cash and cash equivalents                                          (1,347)             (21,255)
 Cash and cash equivalents at beginning of period                                    6,139               42,548
                                                                                   -------             --------
 Cash and cash equivalents at end of period                                        $ 4,792             $ 21,293
                                                                                   =======             ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Income taxes paid                                                            $    71             $     --
                                                                                   =======             ========

        The accompanying notes are an integral part of these consolidated financial statements

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Alliance Fiber Optic Products, Inc. (the "Company") was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company's principal business location is Sunnyvale, California. The Company has manufacturing and product development capabilities in the United States, Taiwan, and China.

BASIS OF PRESENTATION

        The consolidated financial information as of June 30, 2001 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented. The December 31, 2000 balance sheet and the consolidated statements of operations and cash flows for the six month period ended June 30, 2000 were derived from audited financial statements on those dates.

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

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, as filed on April 2, 2001, with the Securities and Exchange Commission ("SEC"). The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any future periods.

REVENUE RECOGNITION

        The Company recognizes revenue upon the shipment of its products to the customer, provided that the Company has received a purchase order, the price is fixed and collection of the resulting receivable is probable. Subsequent to the sale of its products, the Company has no obligation to provide any modification or customization upgrades, enhancements or postcontract customer support. Provisions for return allowances and warranties are recorded at the time revenue is recognized based on the Company's historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (" FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. The Company adopted SFAS No. 133 in the first quarter of fiscal year 2001 and the adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.

        In July 2001, the FASB issued two statements, Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method and establish that all business combinations be accounted for using the purchase method of accounting. SFAS NO. 142 further established a new accounting standard for goodwill acquired in a business combination. It continued to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently require by APB Opinion No. 17, "Intangible Assets." The statement also established a new method of testing goodwill for impairment. It requires that goodwill be separately tested for impairment using a fair-value-based approach. Goodwill would be tested for impairment at a level referred to as a reporting unit, generally a lower lever than that of the total entity. The statement requires that a benchmark assessment be performed in certain circumstances. That assessment would establish the methods and assumptions that would be used to test goodwill for impairment. Goodwill of a reporting unit would be tested for impairment when events and circumstances occur indicating that it might be impaired. Goodwill related to long-lived assets to be held and used would no longer be allocated to those assets when they are tested for impairment as currently required by SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method of accounting for those transactions is prohibited. The provisions of the statement also apply to all business combinations accounting for by the purchase method that are completed after June 30, 2001. The provisions of SFAS No. 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when the assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of this statement initially should be applied in the beginning of a fiscal year. Retroactive application is not permitted. These new standards would affect the Company's financial statements if the Company were to acquire other entities.

2. INVENTORIES (IN THOUSANDS)

                         DECEMBER 31,       JUNE 30,
                            2000              2001
                         -----------        --------
Finished goods             $2,107            $1,842
Work-in-process             2,471             2,548
Raw materials               2,214             1,996
                           ------            ------
                           $6,792            $6,386
                           ======            ======


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

PRO FORMA NET LOSS PER SHARE

        Basic and diluted pro forma net loss per share for the three and six months ended June 30, 2000 and 2001 is computed using the weighted average number of common shares outstanding, including the conversion of the Company's mandatorily redeemable convertible preferred stock into common stock effective upon the closing of the Company's initial public offering, as if such conversion occurred at the beginning of the periods presented, or the date of issuance of the mandatorily redeemable convertible preferred stock, whichever is later. The calculation of basic and diluted pro forma net loss per share excludes incremental common stock subject to repurchase rights and common stock issuable upon the exercise of stock options as the effect would be anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                -----------------------------
                                                                  2000                 2001
                                                                --------             --------
    Numerator:
      Net loss attributable to common stockholders              $ (1,734)            $(19,256)
                                                                ========             ========

    Denominator:
      Shares used in computing net loss per share:                 5,433               34,841
       Weighted average of common shares outstanding
       Less: Weighted average of shares subject to
         repurchase right                                           (314)              (2,032)
                                                                --------             --------
       Basic and diluted                                           5,119               32,809
                                                                ========             ========

    Net loss per share attributable to common
     stockholders:
      Basic and diluted                                         $  (0.34)            $  (0.59)
                                                                ========             ========

    Anti-dilutive securities, including options,
       warrants and mandatorily redeemable
       convertible preferred stock, not included
       in net loss per share calculation                          19,310                3,503
                                                                ========             ========

    Pro forma:
      Shares used above                                            5,119               32,809

    Pro forma adjustment to reflect weighted
      average effect of the assumed conversion
      of mandatorily redeemable convertible
      preferred stock                                             17,201                   --
                                                                --------             --------

    Shares used in computing pro forma net loss
     per share attributable to common stockholders:
       Basic and diluted                                          22,320               32,809
                                                                ========             ========

    Pro forma net loss per share attributable to
     common stockholders:
       Basic and diluted                                        $  (0.08)            $  (0.59)
                                                                ========             ========

The following outstanding options and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net loss per share (in thousands):

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                  2000               2001
                                                                 -------            ------
    Options to purchase common stock                               1,910            3,503
    Mandatorily redeemable convertible preferred stock            17,400               --
                                                                  ------            -----
                                                                  19,310            3,503
                                                                  ======            =====


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

        The following is a summary of the Company's revenues generated from, and identifiable assets situated in, geographic segments (in thousands):

                         SIX MONTHS ENDED JUNE 30,
                         -------------------------
                          2000               2001
                         ------            -------
REVENUES
United States            $6,809            $10,695
Taiwan                      605              1,242
                         ------            -------
Total                    $7,414            $11,937
                         ======            =======

                             DECEMBER 31,        JUNE 30,
                             ------------        --------
                                2000               2001
                             ------------        --------
IDENTIFIABLE ASSETS
United States                  $80,548            $66,159
Taiwan                           7,771              8,039
China                              206                319
                               -------            -------
Total                          $88,525            $74,517
                               =======            =======


5. COMMITMENTS AND CONTINGENCIES

        From time to time, the Company may be involved in litigation in the normal course of business. Management believes that the outcome of any such matters to date will not have a material adverse effect on the Company's consolidated financial statements.


6. IMPAIRMENT ON PROPERTY AND EQUIPMENT AND PROVISION FOR INVENTORY

        Due to the decline in business conditions, the Company determined that demand for DWDM products will be significantly lower in the future than originally expected and, therefore, that the carrying value of certain property and equipment used in the manufacture of its DWDM products was impaired. The Company recorded a charge of $5.2 million during the second quarter of 2001 related to the impairment, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for DWDM products.

        The Company also recorded a provision for inventory totaling $6.5 million during the second quarter of 2001, of which substantially all related to an excess inventory charge. This excess inventory charge was due to an unforeseeable and significant decrease in forecasted revenue and was calculated in accordance with the Company's policy of reserving against inventory levels in excess of 12-month demand for each specific product.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

8
     When used in this discussion, the words, "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our profitability, statements as to our net losses, our sources of revenue and anticipated revenue, the need for future inventory write-downs, the levels of allowances for bad debts, our ability to maintain and develop supplier relationships, demand for our products, the fluctuation of our cost of revenues as a percentage of revenues, the impact of the power crisis in California, our plans to expand our product development efforts, our plans to expand our operations domestically and internationally, our plans to hire additional employees, our exposure to currency rate fluctuations, the amount and mix of our anticipated expenditures, our need for additional financing, our ability to establish and maintain relationships with key customers, our competitors, our plans to expand our manufacturing capacity, our ability to maintain appropriate inventory, and factors that affect a customer's decision to chose a supplier, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the competition from other entities including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, timely introduction of new technologies, the need for and magnitude of future inventory write-downs or impairment charges, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, financial stability in foreign markets and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, and the notes thereto, for the year ended December 31, 2000.


OVERVIEW

        We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we term our Optical Path Integration Solution, or OPIS, products. We also distributed a cable television transmission product line, which we discontinued in 1997. Since 1997, we have broadened our OPIS product line which now includes attenuators and fused fiber products. Most of these products were introduced between 1997 and 1999. In early 1999, we started developing our dense wavelength division multiplexing, or DWDM, and other wavelength management products based in part on our proprietary technology. We started selling our DWDM devices in limited production quantities in July 2000.

        Substantially all of our OPIS products are manufactured by our Taiwan subsidiary and substantially all of our DWDM products are manufactured in our Sunnyvale, California facility.

        From our inception, we have derived nearly all of our revenues from our OPIS products. Revenues from our DWDM products represented approximately 8.3% of revenues for the year ended December 31, 2000. In the first six months of 2001, our DWDM products contributed revenues of $1.1 million, or 9.2% of total revenues.

        We market and sell our products predominantly through our direct sales force. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. For the six months ended June 30, 2000 and 2001, revenues derived from sales outside of North America were 20.8% and 10.4%, respectively.

        Demand for products in the telecommunications industry, including our products, declined dramatically during the first quarter of 2001 and continued to decline in the second quarter of 2001. During the first six months of 2001, we experienced a slowdown in customer orders, as well as cancellations and rescheduling of orders to future quarters. As a result, our revenues have declined in each of the first two quarters of 2001. Additionally, sales to customers located in the People's Republic of China, net of allowances, were approximately $1.2 million for the six months ended June 30, 2001 and net accounts receivable at that date were $540,000. Although we believe this amount is collectible, additional allowances may have to be taken in the future.

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

        In December 2000, we established a subsidiary in the People's Republic of China and commenced operations in a facility near the city of Shenzhen. We entered into a lease for a new facility in April 2001 but cancelled the lease, without penalty, in June 2001.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

                                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                        --------------------------              --------------------------
                                                         2000                2001                2000                2001
                                                        ------              ------              ------              ------
Revenues                                                 100.0%              100.0%              100.0%              100.0%
Cost of revenues                                          57.3%             (343.6%)              57.3%             (173.7%)

                                                        ------              ------              ------              ------

Gross profit (loss)                                       42.7%             (243.6%)              42.7%              (73.7%)

Operating Expenses
     Research and development                             31.9%               67.0%               28.9%               50.1%
     Sales and marketing                                  12.4%               22.4%               12.0%               17.8%
     General and administrative                           20.7%               41.7%               26.8%               32.2%
                                                        ------              ------              ------              ------
          Total operating expenses                        65.0%              131.1%               67.7%              100.1%
                                                        ------              ------              ------              ------
Loss from operations                                     (22.3%)            (374.7%)             (25.0%)            (173.8%)
Interest and other income, net                             1.6%               14.0%                2.6%               13.6%
                                                        ------              ------              ------              ------
Loss before income taxes                                 (20.7%)            (360.7%)             (22.4%)            (160.2%)
Income tax provision                                       0.8%                0.1%                1.0%                1.1%
                                                        ------              ------              ------              ------
Net loss attributable to common stockholders             (21.5%)            (360.8%)             (23.4%)            (161.3%)
                                                        ======              ======              ======              ======

        Revenues. Revenues were $4.3 million and $4.6 million for the three months ended June 30, 2000 and 2001, respectively. Revenues increased 7.0% from 2000 to 2001 due primarily to the introduction of our DWDM products, which were introduced in the second half of fiscal year 2000. Revenues from our DWDM products were $197,000 for the three months ended June 30, 2001. Revenues were $7.4 million and $11.9 million for the six months ended June 30, 2000 and 2001, respectively. Revenues increased 61.0% from 2000 to 2001 due to higher volume sales of our OPIS products and, to a lesser extent, the introduction of our DWDM products, which accounted for $1.1 million in revenues for the six months ended June 30, 2001.

        Gross Profit (Loss). Gross profit (loss), including non-cash compensation expense, decreased in absolute dollars from $1.8 million, or 42.7% of revenues, for the three months ended June 30, 2000 to a loss of $11.1 million, or (243.6%) of revenues, for the same period in 2001. Excluding non-cash compensation expense, gross profit decreased from $1.9 million, or 44.4% of revenues for the three months ended June 30, 2000, to a loss of $10.7 million, or (234.2%) of revenues, for the same period in 2001. Gross profit, including non-cash compensation expense, decreased in absolute dollars from $3.2 million, or 42.7% of revenues, for the six months ended June 30, 2000 to a loss of $8.8 million, or (73.7%) of revenues, for the same period in 2001. Excluding non-cash compensation expense, gross profit decreased from $3.3 million, or 44.2% of revenues for the six months ended June 30, 2000, to a loss of $7.9 million, or (66.1%) of revenues, for the same period in 2001.

        The decrease in margins were primarily due to an excess inventory charge of $6.5 million, an asset impairment charge of $5.2 million recorded in the second quarter of 2001 and unabsorbed overhead in our DWDM manufacturing operations due to low production volumes.

        Due to the unforeseeable and significant decrease in demand for our products, inventory levels exceeded our requirements based on current 12-month sales forecasts. This excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product. We do not anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast.

        Due to the decline in business conditions, we determined that expected demand for DWDM products will be significantly lower than originally expected and, therefore, that the carrying value of the property and equipment used in the manufacture of our DWDM products was impaired. We recorded a charge of $5.2 million during the second quarter of 2001 related to the impairment, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for DWDM products.

        We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and unabsorbed overhead. The anticipated growth of our DWDM product sales has been significantly impacted by the overall industry slowdown. After the excess inventory charge, the Company had approximately $1.8 million in DWDM inventory on hand at June 30, 2001. Although we continue to take steps to manage future inventory levels, there is a risk that additional write-downs of our inventory may have to be taken in future periods if orders for our products do not materialize.

        Research and Development Expenses. Research and development expenses, including non-cash compensation expense, increased from $1.4 million, or 31.9% of revenues, for the three months ended June 30, 2000 to $3.1 million, or 67.0% of revenues, for the same period in 2001. Excluding non-cash compensation expense, research and development expenses increased from $1.2 million, or 27.7% of revenues, for the three months ended June 30, 2000 to $1.8 million, or 39.1% of revenues, in the same period in 2001. Research and development expenses, including non-cash compensation expense, increased from $2.1 million, or 28.9% of revenues, for the six months ended June 30, 2000 to $6.0 million, or 50.1% of revenues, for the same period in 2001. Excluding non-cash compensation expense, research and development expenses increased from $1.9 million, or 25.7% of revenues, for the six months ended June 30, 2000 to $3.5 million, or 29.0% of revenues, for the same period in 2001. Excluding non-cash compensation expense, these increases in absolute dollars were primarily due to costs related to the development of new products and increases in the number of research and development personnel and related costs. We expect our research and development expenses to continue to increase in absolute dollars in 2001.

        Sales and Marketing Expenses. Sales and marketing expenses, including non-cash compensation expense, increased from $527,000, or 12.4% of revenues, for the three months ended June 30, 2000 to $1.0 million, or 22.4% of revenues, for the same period in 2001. Excluding non-cash compensation expense, sales and marketing expenses increased from $487,000, or 11.4% of revenues, in 2000 to $733,000, or 16.0% of revenues, in 2001. Sales and marketing expenses, including non-cash compensation expense, increased from $890,000, or 12.0% of revenues, for the six months ended June 30, 2000 to $2.1 million, or 17.8% of revenues, for the same period in 2001. Excluding non-cash compensation expense, sales and marketing expenses increased from $815,000, or 11.0% of revenues, for the six months ended June 30, 2000 to $1.5 million, or 12.9% of revenues, in the same period in 2001. These increases were attributable primarily to hiring additional sales and marketing personnel and expanding our sales and marketing efforts. We expect our sales and marketing expenses to continue to be flat over the balance of 2001.

        General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense, increased in absolute dollars from $884,000, or 20.7% of revenues, for the three months ended June 30, 2000 to $1.9 million, or 41.7% of revenues, for the same period in 2001. Excluding non-cash compensation expense, general and administrative expenses increased from $424,000, or 9.9% of revenues, for the three months ended June 30, 2000 to $1.1 million, or 25.1% of revenues, in the same period in 2001. General and administrative expenses, including non-cash compensation expense, increased in absolute dollars from $2.0 million, or 26.8% of revenues, for the six months ended June 30, 2000 to $3.8 million, or 32.2% of revenues, for the same period in 2001. Excluding non-cash compensation expense, general and administrative expenses increased from $822,000, or 11.1% of revenues, in 2000 to $2.1 million, or 17.7% of revenues, in 2001. These increases were primarily due to hiring additional personnel and associated expenses necessary to support our increased scale of operations and the requirements of being a public company. General and administrative expenses, excluding non-cash compensation expenses, increased from $959,000 to $1.1 million from the quarter ended March 31, 2001 to the quarter ended June 30, 2001, respectively, primarily as the result of legal, printing, and other costs associated with the Annual Report, SEC filings, and implementation of a stockholder rights plan. We expect our general and administrative expenses to be lower over the next two quarters.

        Interest and Other Income, Net. Interest and other income, net, was $67,000 and $636,000 for the three months ended June 30, 2000 and 2001, respectively. Interest and other income, net, was $189,000 and $1.6 million for the six months ended June 30, 2000 and 2001, respectively. The increases from 2000 to 2001, in both instances, were the result of significantly higher average cash balances resulting from proceeds from a private round of preferred stock financing in July 2000 and our initial public offering of common stock in November 2000.

        Income Taxes. Income taxes were $36,000 and $3,000 for the three months ended June 30, 2000 and 2001, respectively, and $71,000 and $126,000 for the six months ended June 30, 2000 and 2001, respectively. The income tax expense in these periods was the result of taxable income from our Taiwan subsidiary. Non-cash compensation charges are not deductible for income tax purposes, which contributed in the taxable income position.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At June 30, 2001, we had cash and cash equivalents of $21.3 million and short-term investments of $36.1 million.

        Net cash generated by operating activities was $500,000 for the six months ended June 30, 2000 compared to net cash used by operations of $5.4 million for the six months ended June 30, 2001. Net cash generated in the six months ended June 30, 2000 was primarily the result of $2.0 million in non-cash expenses offsetting our net loss of $1.7 million, and a $218,000 decrease in net working capital. Net cash used in the six months ended June 30, 2001 was $5.4 million, due primarily to our net loss after the effect of non-cash expenses and cash to fund an increase in inventories and other assets and a decrease in accounts payable, income tax payable, and accrued expenses, partially offset by a decrease in accounts receivable.

        Cash used in investing activities was $2.6 million and $16.2 million for the six months ended June 30, 2000 and 2001, respectively. In the six months ended June 30, 2000, $433,000 was invested in high-grade, short-term investments while $2.2 million was used to acquire property and equipment. In the six months ended 2001, $11.9 million was invested in high-grade, short-term investments, while $4.3 million was used to acquire property and equipment.

        Cash generated by financing activities was $795,000 in the six months ended June 30, 2000, resulting from $459,000 of net borrowings on our bank lending facility and $280,000 proceeds from Series B preferred stock. For the six months ended June 30, 2001, cash generated by financing activities was $281,000, resulting from proceeds from the exercise of common stock options and stock issued through our employee stock purchase plan.

        We entered into loan facilities in July 1999 and January 2000 with Silicon Valley Bank for a maximum of $800,000, which was fully drawn down during the course of fiscal year 2000. We repaid these loans with a portion of the proceeds of our initial public offering. In July 2000, we arranged additional facilities with Silicon Valley Bank: a $750,000 equipment lease line which is fully available, and a $1 million line of credit under which we have obtained a $641,000 letter of credit to secure a building lease. The loan facility will expire in July 2001 and the Company does not intend to renew the facility.

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

        We incurred losses of approximately $1.7 million and $19.3 million in the first six months of fiscal 2000 and 2001, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of June 30, 2001, we had an accumulated deficit of approximately $28.8 million.

        Although we are currently experiencing decreased demand for our products and are not currently expanding our manufacturing capacity, we are hopeful that demand does increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. In particular, given our early stage of development, our increasing operating expenses, the rate at which competition in our industry continues to intensify and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

OUR QUARTERLY AND ANNUAL FINANCIAL RESULTS HAVE HISTORICALLY FLUCTUATED DUE PRIMARILY TO INTRODUCTION OF, DEMAND FOR, AND SALES OF OUR PRODUCTS, AND FUTURE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

        We believe that period to period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions, the timing and extent of product sales, the mix of products sold and significant decreases in the demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed in other risk factors below, may also cause our results to fluctuate. Many of the factors which may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

OUR OPTICAL PATH INTEGRATION SOLUTION (OPIS) PRODUCTS HAVE HISTORICALLY REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUES, AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR THIN-FILM FILTER-BASED DWDM PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

        Sales of our OPIS products accounted for over 91% of our revenues in the six months ended June 30, 2001 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our thin-film filter-based DWDM products, which we began shipping commercially in July 2000. Demand for these products has declined sharply during the six months ended June 30, 2001. Based on the decreased demand and reduced revenue projections for this product line, we took a charge of $6.5 million against excess DWDM inventory in the period ended June 30, 2001. In addition, we recorded an impairment charge of $5.2 million for the property and equipment used to manufacture our DWDM products. If demand does not increase and our target customers do not adopt and purchase our DWDM products, our revenues may decline further and we may have to write-off additional inventory currently on our books and incur additional impaired asset charges. At June 30, 2001, less than 10% of our backlog was related to our DWDM products.

THE MARKET FOR FIBER OPTIC COMPONENTS IS INCREASINGLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE.

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

        Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and subsequently reduce or cease their purchases from us. One of our top ten customers, JDS Uniphase, is also a competitor, however this customer accounted for less than 10% of our revenues in the six months ended June 30, 2001. In light of the consolidation in the optical networking industry, we also believe that the size of suppliers will be an increasingly important part of a purchaser's decision-making criteria in the future. We may not be able to compete successfully with existing or new competitors, nor can we ensure that the competitive pressures we face will not result in lower prices for our products, loss of market share, or reduced gross margins, any of which could harm our business.

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

        -       any failure of our products to perform as expected; or

        - any difficulty we may incur in meeting customers' delivery requirements or product specifications


BECAUSE OF THE TIME IT TAKES TO DEVELOP FIBER OPTIC COMPONENTS, WE INCUR SUBSTANTIAL EXPENSES FOR WHICH WE MAY NOT EARN ASSOCIATED REVENUES.

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $1.9 million and $3.5 million in the first six months of 2000 and 2001, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

IF WE FAIL TO EFFECTIVELY MANAGE OUR OPERATIONS, SPECIFICALLY GIVEN THE RECENT SUDDEN AND DRAMATIC DOWNTURN IN DEMAND FOR OUR PRODUCTS, OUR OPERATING RESULTS COULD BE HARMED.

        We had rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We have had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in the first two quarters of 2001. Additionally, we implemented a reduction in force during this period to more closely match our operations to this decreased demand for our products. As of June 30, 2001, we had a total of 183 full-time employees in Sunnyvale, California, 279 full-time employees in Taiwan, and 47 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. Some of our existing senior management personnel joined us within the last 12 months, including a number of key managerial, technical and operations personnel whom we have not yet fully integrated. Our Chief Financial Officer and our Senior Vice President, Product Development, have both joined us since July 2000. To manage the expected fluctuations in our operations and personnel, we will be required to:

        - improve existing and implement new operational, financial and management controls, reporting systems and procedures;

        - hire, train, motivate and manage additional qualified personnel, especially if we experience a significant increase in demand for our products;

        - effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and

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

        Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We recently expanded our manufacturing facilities in Taiwan and manufacture many of our products there. We also established a manufacturing facility in mainland China where we have begun to manufacture some of our products. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our new manufacturing operations in China. We plan to lease additional facilities, as necessary, to support our growth. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management's attention. Because of past shortages of office and manufacturing space in Northern California, we cannot assure you that we will be able to locate suitable space on acceptable terms or at all in the future.

IF WE ARE UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT ACHIEVE MARKET ACCEPTANCE, SALES OF OUR FIBER OPTIC COMPONENTS COULD DECLINE, WHICH COULD REDUCE OUR REVENUES.

        The communications industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, evolving industry standards and, more recently, significant variations in customer demand. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce these new products, the new products may not achieve widespread market acceptance necessary to provide an adequate return on our investment.

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

        Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. We are presently able to fill substantially all of our customers' orders. However, if we do not increase our manufacturing capacity to meet the future production requirements of our customers, growth of our business will be negatively impacted. In addition, we would be unable to fill large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. However, if we build our manufacturing capacity and inventory in excess of demand, as we have done in the past, we may produce excess inventory that may have to be written off.

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

        Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess inventory in the quarter ended June 30, 2001. In anticipation of market demand for our DWDM products, we have been, and intend to continue, building inventory. If we underestimate our requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in this quarter, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer's requirements may be underutilized in a subsequent quarter.

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

        Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer, David Hubbard, our Vice President, Sales and Marketing, and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon hiring and retaining key management personnel at our Taiwanese subsidiary. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

        In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. In addition, in order to expand our manufacturing capabilities in China, we must hire a significant number of additional manufacturing and research and development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. Competition for highly skilled personnel is intense, particularly in Northern California. We may also have difficulty hiring skilled engineers at our manufacturing facility in Taiwan. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

        For the year ended December 31, 2000 and the six months ended June 30, 2001, sales to customers located outside of North America were 20.8% and 10.4% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

WE DEPEND ON THE CONTINUED GROWTH AND SUCCESS OF THE INTERNET AND THE COMMUNICATIONS INDUSTRY, WHICH IS EXPERIENCING RAPID CONSOLIDATION AND REALIGNMENT AND AN OVERSUPPLY OF PRODUCT INVENTORY AND MAY NOT CONTINUE TO DEMAND FIBER OPTIC PRODUCTS, THEREBY REDUCING DEMAND FOR OUR PRODUCTS.

        Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may decline, which would adversely affect our revenues. Additionally, if our customers experience an oversupply of inventory they may decrease orders of our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the metropolitan and last mile access segments of the networks. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

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

THE MARKET FOR FIBER OPTIC COMPONENTS IS NEW AND UNPREDICTABLE AND CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, EVOLVING STANDARDS AND, MORE RECENTLY, SIGNIFICANT DECREASES IN CUSTOMER DEMAND, AND IF THIS MARKET DOES NOT DEVELOP AND RESUME ITS EXPANSION AS WE ANTICIPATE, DEMAND FOR OUR PRODUCTS MAY CONTINUE TO DECLINE, WHICH COULD ADVERSELY IMPACT OUR REVENUES.

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



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

INTEREST RATE SENSITIVITY

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2001, $20.2 million, or 35.9% of our investments, matured in less than three months. We plan to continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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


                           PART II: OTHER INFORMATION


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 18, 2001, the Company's Board of Directors adopted a stockholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of June 12, 2001. Each Right, when exercisable, will entitle the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $80.00 (the "Purchase Price"), subject to antidilution adjustments.

        In general, if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of Common Stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price. In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price. When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void. The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for Common Stock or substitute consideration.

        The Company may redeem the Rights at a price of $0.001 per Right before the existence of an Acquiring Person is announced. The Rights expire on May 29, 2011.

        This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, was filed as an exhibit to the Company's Registration Statement on Form 8-A filed on May 30, 2001.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. On May 18, 2001, we held our 2001 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

        (a)Election of the following Class I directors:
        Peter C. Chang
        R. David Dicioccio

Peter C. Chang:

                  For                    Against                   Abstain
            ---------------          ---------------          ----------------
               19,653,400                   0                      633,264

R. David Dicioccio:

                  For                    Against                   Abstain
            ---------------          ---------------          ----------------
               20,058,713                    0                     227,951

        (b) On the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current year:

                  For                    Against                   Abstain
            ---------------          ---------------          ----------------
               20,284,859                 1,087                      718

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

        None

        (b)     Reports on Form 8-K.

        The Company filed two reports on Form 8-K with the Securities and Exchange Commission during the two quarters ended June 30, 2001 as follows:

        (i) Current Report on Form 8-K, filed January 19, 2001, reporting under Item 5, the May 18, 2001 date for the Company's 2001 Annual Meeting of Stockholders.

        (ii) Current Report on Form 8-K, filed March 12, 2001, reporting under Item 5, the Company's announcement of a presentation, relating to certain products under development, at the Global Communications Investor Conference in New York City on March 12, 2001.

        (iii)   Current Report on Form 8-K, filed May 30, 2001, reporting under
                Item 5, the Company's announcement of its adoption of a stockholder rights plan on May 18, 2001.

                SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

                              ALLIANCE FIBER OPTIC PRODUCTS, INC.


                              By /s/ John M. Harland
                                 -----------------------------------------------
                                                 John M. Harland
                                             Chief Financial Officer
                                 (Principal Financial and Accounting Officer and
                                            Duly Authorized Signatory)