Form 10-Q
period 2001-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2001-11-14
CIK 1122342

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

                For the Quarterly Period Ended September 30, 2001

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-31857

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  77-0554122
    (State or other jurisdiction of                    (I.R.S. employer
     incorporation or organization)                 identification number)

             735 North Pastoria Avenue, Sunnyvale, California 94085
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 736-6900

                              --------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 9, 2001, 35,467,024 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                  Page
                                                                                  ----
Part I:  Financial Information...............................................       1

    Item 1: Financial Statements.............................................       1

         Consolidated Balance Sheets at December 31, 2000 and
            September 30, 2001...............................................       1

         Consolidated Statements of Operations for the Three and
            Nine Months Ended September 30, 2000 and 2001....................       2

         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 2001................................       3

         Notes to Consolidated Financial Statements..........................       4

    Item 2: Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................       7

    Item 3: Quantitative and Qualitative Disclosures About Market
         Risk and Interest Rate Risk.........................................      21

Part II: Other Information...................................................      21

    Item 6: Exhibits and Reports on Form 8-K.................................      21

Signature....................................................................      22

Exhibit Index................................................................      23

                         PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                                      DEC. 31,      SEPT. 30,
                                                                        2000          2001
                                                                      ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  42,548     $  13,910
  Short-term investments                                                 24,129        39,253
  Accounts receivable, net                                                5,302         2,779
  Inventories                                                             6,792         6,946
  Prepaid expense and other current assets                                  835           946
                                                                      ---------     ---------
       Total current assets                                              79,606        63,834

Property and equipment, net                                               8,590         7,223
Other assets                                                                329           689
                                                                      ---------     ---------
       Total assets                                                   $  88,525     $  71,746
                                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   3,234     $   1,734
  Income tax payable                                                        401           233
  Accrued expenses                                                        2,210         1,908
                                                                      ---------     ---------
       Total current liabilities                                          5,845         3,875

Long-term liabilities                                                       181           169
                                                                      ---------     ---------
       Total liabilities                                                  6,026         4,044
                                                                      ---------     ---------

Commitments and contingencies (Note 5)

Stockholders' equity
  Common stock, $0.001 par value: 250,000,000 shares authorized at
    December 31, 2000 and September 30, 2001; and 34,644,300 and
    35,314,895 shares issued and outstanding at December 31, 2000
    and September 30, 2001, respectively                                     35            35
  Additional paid-in-capital                                            114,984       109,383
  Receivables from stockholders                                          (1,950)       (1,832)
  Deferred stock-based compensation                                     (20,813)       (8,732)
  Accumulated deficit                                                    (9,576)      (31,101)
  Accumulated other comprehensive loss                                     (181)          (51)
                                                                      ---------     ---------
  Stockholders' equity                                                   82,499        67,702
                                                                      ---------     ---------
       Total liabilities and stockholders' equity                     $  88,525     $  71,746
                                                                      =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands, except per share data)

                                                                THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                                    2000          2001              2000            2001
                                                                  --------        --------        --------        --------
Revenues                                                          $  5,961        $  4,280        $ 13,375        $ 16,217

Cost of revenues                                                     3,613           2,919           7,750          22,743
Non-cash compensation expense                                          269             318             377           1,230
                                                                  --------        --------        --------        --------
    Total cost of revenues                                           3,882           3,237           8,127          23,973
                                                                  --------        --------        --------        --------

    Gross profit (loss)                                              2,079           1,043           5,248          (7,756)

Operating Expenses
    Research and development                                           823           1,744           2,731           5,202
    Non-cash compensation expense                                      617             448             854           2,970
                                                                  --------        --------        --------        --------
         Total research and development                              1,440           2,192           3,585           8,172

    Sales and marketing                                                520             612           1,335           2,154
    Non-cash compensation expense                                      117               6             192             591
                                                                  --------        --------        --------        --------
         Total sales and marketing                                     637             618           1,527           2,745

    General and administrative                                         527             999           1,349           3,106
    Non-cash compensation charge                                     2,653            (248)          3,817           1,488
                                                                  --------        --------        --------        --------
         Total general and administrative                            3,180             751           5,166           4,594
                                                                  --------        --------        --------        --------
         Total operating expenses                                    5,257           3,561          10,278          15,511
                                                                  --------        --------        --------        --------
Loss from operations                                                (3,178)         (2,518)         (5,030)        (23,267)
Interest and other income, net                                         337             347             526           1,966
                                                                  --------        --------        --------        --------
Loss before income taxes                                            (2,841)         (2,171)         (4,504)        (21,301)
Income tax provision                                                    87              97             158             223
                                                                  --------        --------        --------        --------
Net loss                                                            (2,928)         (2,268)         (4,662)        (21,524)
Deemed preferred stock dividend                                    (14,758)             --         (14,758)             --
                                                                  --------        --------        --------        --------
Net loss attributable to common stockholders                      $(17,686)       $ (2,268)       $(19,420)       $(21,524)
                                                                  ========        ========        ========        ========

Net loss per share attributable to common stockholders:
         Basic and diluted                                        $  (3.34)       $  (0.07)       $  (3.68)       $  (0.65)
                                                                  ========        ========        ========        ========

Shares used in computing net loss per share attributable to
    common stockholders:
         Basic and diluted                                           5,295          33,439           5,284          33,021
                                                                  ========        ========        ========        ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                   ------------------------
                                                                     2000            2001
                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss:                                                     $ (4,662)       $(21,524)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
         Depreciation                                                   618              37
         Amortization of deferred compensation                        5,240           6,279
         Impairment in property and equipment                            --           5,200
         Provision for inventory                                         --           6,543
         Changes in assets and liabilities:
            Accounts receivable, net                                 (1,522)          2,575
            Inventories                                              (3,201)         (6,733)
            Prepaid expenses and other assets                          (397)           (537)
            Accounts payable                                          2,067          (1,510)
            Income tax payable and accrued expenses                   1,297            (478)
            Other long-term liabilities                                  80             (11)
                                                                   --------        --------
                   Net cash used in operating activities               (480)        (10,159)
                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                  --         (14,946)
     Purchase of property and equipment                              (3,716)         (3,870)
                                                                   --------        --------
                   Net cash used in investing activities             (3,716)        (18,816)
                                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from bank borrowings                                      459              --
     Repayments of bank borrowings                                      (60)             --
     Proceeds from issuance of Series B preferred stock                 280              --
     Proceeds from issuance of Series C preferred stock              27,441              --
     Proceeds from issuance of common stock under ESPP                   --             212
     Proceeds from the exercise of common stock options                  64             108
                                                                   --------        --------
                   Net cash provided by financing activities         28,184             320
                                                                   --------        --------

Effect of exchange rate changes on cash and cash equivalents             10              17
                                                                   --------        --------
Net increase (decrease) in cash and cash equivalents                 23,998         (28,638)
Cash and cash equivalents at beginning of period                      6,139          42,548
                                                                   --------        --------
Cash and cash equivalents at end of period                         $ 30,137        $ 13,910
                                                                   ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Income taxes paid                                             $    158        $    391
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

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Alliance Fiber Optic Products, Inc. (the "Company") was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company's principal business location is Sunnyvale, California. The Company has manufacturing and product development capabilities in the United States and Taiwan as well as a training facility in China.

BASIS OF PRESENTATION

        The consolidated financial information as of September 30, 2001 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented. The December 31, 2000 balance sheet was derived from audited financial statements on that date.

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

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, as filed on April 2, 2001, with the Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any future periods.

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

        In June 2001, the FASB issued two Statements: Statement No. 141, "Business Combinations"; and Statement No. 142, "Goodwill and Other Intangible Assets". The Statements:

        - Prohibit use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

        - Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized as currently required by APB No. 17, "Intangible Assets."

        - Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is generally a level lower than that of the total entity.

        SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. These new Statements are not expected to affect the Company's financial statements.

2. INVENTORIES (IN THOUSANDS)

                                             DECEMBER 31,    SEPTEMBER 30,
                                                2000             2001
                                             ------------    -------------
   Finished goods                              $ 2,107          $ 1,939
   Work-in-process                               2,471            3,239
   Raw materials                                 2,214            1,768
                                               -------          -------
                                               $ 6,792          $ 6,946
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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

4. NET LOSS PER SHARE

                                                                     NINE MONTHS ENDED SEPT. 30,
                                                                     ---------------------------
                                                                         2000          2001
                                                                       --------      --------
     Numerator:
       Net loss attributable to common stockholders                    $(19,420)     $(21,524)
                                                                       ========      ========

     Denominator:
       Shares used in computing net loss per share:
       Weighted average of common shares outstanding                      6,062        34,926
       Less: Weighted average of shares subject to repurchase right        (778)       (1,905)
                                                                       --------      --------
       Basic and diluted                                                  5,284        33,021
                                                                       ========      ========

     Net loss per share attributable to common stockholders:
       Basic and diluted                                               $  (3.68)     $  (0.65)
                                                                       ========      ========

     Anti-dilutive securities, including options, warrants and
        mandatorily redeemable convertible preferred stock, not
        included in net loss per share calculation                       24,993         2,907
                                                                       ========      ========

     The following outstanding options and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net loss per share (in thousands):

                                                                  NINE MONTHS ENDED SEPT. 30,
                                                                  ---------------------------
                                                                      2000          2001
                                                                     ------         -----
     Options to purchase common stock                                 2,593         2,907
     Mandatorily redeemable convertible preferred stock              22,400            --
                                                                     ------         -----
                                                                     24,993         2,907
                                                                     ======         =====

5. GEOGRAPHIC SEGMENT INFORMATION

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition. Certain components used in manufacturing the Company's products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

        The following is a summary of the Company's revenues generated from, and identifiable assets situated in, geographic segments (in thousands):

                                           NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------
                                               2000             2001
                                             --------         --------
REVENUES
United States                                $ 12,340         $ 14,593
Taiwan                                          1,035            1,624
                                             --------         --------
Total                                        $ 13,375         $ 16,217
                                             ========         ========


                                           DECEMBER 31,     SEPTEMBER 30,
                                               2000             2001
                                           ------------     -------------
IDENTIFIABLE ASSETS
United States                                $ 80,548         $ 62,391
Taiwan                                          7,771            9,011
China                                             206              344
                                             --------         --------
Total                                        $ 88,525         $ 71,746
                                             ========         ========

6. COMMITMENTS AND CONTINGENCIES

        From time to time, the Company may be involved in litigation in the normal course of business. Management believes that the outcome of any such matters to date will not have a material adverse effect on the Company's consolidated financial statements.

7. IMPAIRMENT ON PROPERTY AND EQUIPMENT AND PROVISION FOR INVENTORY

        Due to the decline in business conditions, the Company determined that demand for DWDM products will be significantly lower in the future than it originally expected and, therefore, that the carrying value of certain property and equipment used in the manufacture of its DWDM products was impaired. The Company recorded a charge of $5.2 million during the second quarter of 2001 related to the impairment, measured as the amount by which the carrying amount exceeded the present value of the estimated future cash flows for DWDM products.

        The Company also recorded a provision for inventory totaling $6.5 million during the second quarter of 2001, of which substantially all related to an excess inventory charge. This excess inventory charge was due to a sudden and significant decrease in forecasted revenue and was calculated in accordance with the Company's policy of reserving against inventory levels in excess of 12-month demand for each specific product.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words, "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our profitability, statements as to our net losses, our sources of revenue and anticipated revenue, the need for future inventory write-downs, our ability to maintain and develop supplier relationships, demand for our products, the fluctuation of our cost of revenues as a percentage of revenues, our ability to collect accounts receivable in the People's Republic of China and the possibility of additional allowances, the impact of the power crisis in California, the impact of terrorist attacks in the United States and conflicts worldwide on the economy and demand for our products, the effects of a further slowdown in the economy, our plans to expand our product development efforts, our plans to expand our operations domestically and internationally, our need to increase international sales, our plans to hire additional employees, our exposure to currency rate fluctuations, the amount and mix of our anticipated expenditures, our need for additional financing, our ability to establish and maintain relationships with key customers, our competitors, further consolidation in our industry, our reliance on certain of our products to generate revenues, our ability to maintain appropriate inventory, our investments and the effects of interest rate risk on our investments, the effects of changes in foreign currency exchange rates, and factors that affect a customer's decision to chose a supplier, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the competition from other entities including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, timely introduction of new technologies, the need for and magnitude of future inventory write-downs or impairment charges, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, further terrorist attacks in the United States and resulting conflict worldwide, financial stability in foreign markets, a further decline in the United States economy, and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

        From our inception, we have derived nearly all of our revenues from our OPIS products. For the year ended December 31, 2000, revenues from our DWDM products represented approximately 8.3% of revenues. In the first nine months of 2001, our DWDM-related products contributed revenues of $1.5 million, or 9.1% of total revenues.

        We market and sell our products predominantly through our direct sales force. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. For the nine months ended September 30, 2000 and 2001, the revenues we derived from sales outside of North America were 16.4% and 17.7%, respectively. For the three months ended September 30, 2001, sales to Ortronics represented 10.1% of our total sales. For the nine months ended September 30, 2001, no single customer represented 10% or more of our total sales.

        Demand for products in the telecommunications industry, including our products, declined dramatically during the first quarter of 2001 and continued to decline through third quarter of 2001. During the first two quarters of 2001, we experienced a slowdown in customer orders as well as cancellations and rescheduling of orders to future quarters. As a result, our revenues have declined in each of the first two quarters of 2001. Customer order rates began to stabilize in the third quarter of 2001, resulting in some stabilization of revenue. Additionally, sales to customers located in the People's Republic of China, net of allowances, were approximately $1.3 million for the nine months ended September 30, 2001, and net accounts receivables at that date were $985,000. Although we believe this amount is collectible, additional allowances may have to be taken against this amount in the future.

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

        In December 2000, we established a subsidiary in the People's Republic of China and commenced operations in a facility near the city of Shenzhen. We entered into a lease for a facility in April 2001 but cancelled the lease, without penalty, in the third quarter of 2001. In the same period, we entered into a lease for a new site, consisting of approximately 3,229 square feet, near Shenzhen, that operates as a manufacturing training facility.

        Several personnel changes transpired in the third quarter of 2001. Mr. John M. Harland, the Chief Financial Officer, left the Company to pursue other interests. Mr. James Lee, General Manager for the Taiwan subsidiary, also resigned, and has been replaced by Mr. Robinson Chien. On November 1, 2001, Mr. Peter Morris resigned from our Board of Directors effective as of November 14, 2001.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain financial data as a percentage of revenues:

                                                    THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                                    ----------------------------    ---------------------------
                                                     2000             2001             2000             2001
                                                    ------            -----           ------           ------
Revenues ......................................      100.0%           100.0%           100.0%           100.0%
Cost of revenues ..............................       65.1%            75.6%            60.8%           147.8%
                                                    ------            -----           ------           ------

Gross profit (loss) ...........................       34.9%            24.4%            39.2%           (47.8%)

Operating Expenses
     Research and development .................       24.2%            51.2%            26.8%            50.4%
     Sales and marketing ......................       10.7%            14.4%            11.4%            16.9%
     General and administrative ...............       53.3%            17.6%            38.6%            28.3%
                                                    ------            -----           ------           ------
          Total operating expenses ............       88.2%            83.2%            76.8%            95.6%
                                                    ------            -----           ------           ------
Loss from operations ..........................      (53.3%)          (58.8%)          (37.6%)         (143.4%)
Interest and other income, net ................        5.7%             8.1%             3.9%            12.1%
                                                    ------            -----           ------           ------
Loss before income taxes ......................      (47.6%)          (50.7%)          (33.7%)         (131.3%)
Income tax provision ..........................        1.5%             2.3%             1.2%             1.4%
                                                    ------            -----           ------           ------
Net loss ......................................      (49.1%)          (53.0%)          (34.9%)         (132.7%)
Deemed preferred stock dividend ...............     (247.6%)             --           (110.3%)             --
                                                    ------            -----           ------           ------
Net loss attributable to common stockholders ..     (296.7%)          (53.0%)         (145.2%)         (132.7%)
                                                    ======            =====           ======           ======

        Revenues. Revenues were $6.0 million and $4.3 million for the three months ended September 30, 2000 and 2001, respectively. Revenues decreased 28.2% from 2000 to 2001 due primarily to adverse market conditions that lead to lower overall demand for our products. Revenues from our DWDM-related products were $373,000 for the three months ended September 30, 2001. Our revenues were $13.4 million and $16.2 million for the nine months ended September 30, 2000 and 2001, respectively. Revenues for the nine months ended September 30, 2001 increased 21.2% from the same period in 2000 due to higher volume sales of our OPIS products and, to a lesser extent, the stabilizing sales of our DWDM products and the introduction of our VOA products. Our DWDM-related products accounted for $1.5 million in revenues for the nine months ended September 30, 2001.

        Gross Profit (Loss). Gross profit (loss), including non-cash compensation expense, decreased in absolute dollars from $2.1 million, or 34.9% of revenues, for the three months ended September 30, 2000 to $1.0 million, or 24.4% of revenues, for the same period in 2001. Excluding non-cash compensation expense, gross profit decreased from $2.3 million, or 39.4% of revenues for the three months ended September 30, 2000, to $1.4 million, or 31.8% of revenues, for the same period in 2001. Gross profit (loss), including non-cash compensation expense, decreased in absolute dollars from $5.2 million, or 39.2% of revenues, for the nine months ended September 30, 2000 to a loss of $7.8 million, or (47.8%) of revenues, for the same period in 2001. Excluding non-cash compensation expense, gross profit (loss) decreased from $5.6 million, or 42.1% of revenues for the nine months ended September 30, 2000, to a loss of $6.5 million, or (40.2%) of revenues, for the same period in 2001.

        The decrease in margins was primarily due to unabsorbed overhead in our DWDM manufacturing operations as a result of low production volumes during the third quarter of 2001. In the second quarter of 2001, we recorded an excess inventory charge of $6.5 million and an asset impairment charge of $5.2 million primarily related to DWDM products.

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

        We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and unabsorbed overhead. The anticipated growth of our DWDM product sales has been significantly impacted by the overall industry slowdown. After the excess inventory charge in the second quarter of 2001, we had approximately $2.4 million in DWDM-related inventory on hand at September 30, 2001. Although we continue to take steps to attempt to manage future inventory levels, there is a risk that additional write-downs of our inventory may have to be taken in future periods.

        Research and Development Expenses. Research and development expenses, including non-cash compensation expense, increased from $1.4 million, or 24.2% of revenues, for the three months ended September 30, 2000 to $2.2 million, or 51.2% of revenues, for the same period in 2001. Excluding non-cash compensation expense, research and development expenses increased from $823,000, or 13.8% of revenues, for the three months ended September 30, 2000 to $1.7 million, or 40.7% of revenues, for the same period in 2001. Research and development expenses, including non-cash compensation expense, increased from $3.6 million, or 26.8% of revenues, for the nine months ended September 30, 2000 to $8.2 million, or 50.4% of revenues, for the same period in 2001. Excluding non-cash compensation expense, research and development expenses increased from $2.7 million, or 20.4% of revenues, for the nine months ended September 30, 2000 to $5.2 million, or 32.1% of revenues, for the same period in 2001. Excluding non-cash compensation expense, these increases in absolute dollars were primarily due to costs related to the development of new products and increases in the number of research and development personnel and related costs. We expect our research and development expenses to increase in absolute dollars in 2001.

        Sales and Marketing Expenses. Sales and marketing expenses, including non-cash compensation expense, decreased from $637,000, or 10.7% of revenues, for the three months ended September 30, 2000 to $618,000, or 14.4% of revenues, for the same period in 2001. Excluding non-cash compensation expense, sales and marketing expenses increased from $520,000, or 8.7% of revenues, for the three months ended September 30, 2000 to $612,000, or 14.3% of revenues, for the three months ended September 30, 2001. This increase was due to the expansion of our sales and marketing efforts in the third quarter of 2001. Sales and marketing expenses, including non-cash compensation expense, increased from $1.5 million, or 11.4% of revenues, for the nine months ended September 30, 2000 to $2.7 million, or 16.9% of revenues, for the same period in 2001. Excluding non-cash compensation expense, sales and marketing expenses increased from $1.3 million, or 10.0% of revenues, for the nine months ended September 30, 2000 to $2.2 million, or 13.3% of revenues, for the same period in 2001. This increase was due to hiring additional sales and marketing personnel and expanding our sales and marketing efforts. These increases were attributable primarily to the expansion of our sales and marketing efforts. We expect our sales and marketing expenses to continue to be relatively flat over the balance of 2001.

        General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense, decreased in absolute dollars from $3.2 million, or 53.3% of revenues, for the three months ended September 30, 2000 to $751,000, or 17.6% of revenues, for the same period in 2001. Excluding non-cash compensation expense, general and administrative expenses increased from $527,000, or 8.8% of revenues, for the three months ended September 30, 2000 to $999,000, or 23.3% of revenues, for the same period in 2001. General and administrative expenses, including non-cash compensation expense, decreased in absolute dollars from $5.2 million, or 38.6% of revenues, for the nine months ended September 30, 2000 to $4.6 million, or 28.3% of revenues, for the same period in 2001. Excluding non-cash compensation expense, general and administrative expenses increased from $1.3 million, or 10.1% of revenues, for the nine months ended September 30, 2000 to $3.1 million, or 19.2% of revenues, for the nine months ended September 30, 2001. These increases were primarily due to hiring additional personnel and associated expenses necessary to support our increased scale of operations and the requirements of being a public company. We expect our general and administrative expenses to be lower over the next two quarters in absolute dollars.

        Interest and Other Income, Net. Interest and other income, net, was $337,000 and $347,000 for the three months ended September 30, 2000 and 2001, respectively. Interest and other income, net, was $526,000 and $2.0 million for the nine months ended September 30, 2000 and 2001, respectively. The increases from 2000 to 2001, for both period, were the result of significantly higher average cash balances resulting from proceeds from a private round of preferred stock financing in July 2000 and our initial public offering of common stock in November 2000.

        Income Taxes. Income taxes were $87,000 and $97,000 for the three months ended September 30, 2000 and 2001, respectively, and $158,000 and $223,000 for the nine months ended September 30, 2000 and 2001, respectively. The income tax expense in these periods was the result of taxable income from our Taiwan subsidiary. Non-cash compensation charges are not deductible for income tax purposes, which contributed in the taxable income position.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At September 30, 2001, we had cash and cash equivalents of $13.9 million and short-term investments of $39.3 million.

        Net cash used in operating activities was $10.2 million for the nine months ended September 30, 2001 and was primarily attributable to our net loss of $21.5 million and an increase in inventories of $6.7 million, partially offset by non-cash stock-based compensation expense of $6.3 million, non-cash impairment charge for property and equipment of $5.2 million and provision for excess inventories of $6.5 million. Net cash used in operating activities was $480,000 for the nine months ended September 30, 2000 and was primarily attributable to our net loss of $4.7 million, an increase in inventories of $3.2 million and an increase in accounts receivable of $1.5 million, largely offset by non-cash stock-based compensation expense of $5.2 million, an increase in accounts payable of $2.1 million and an increase in income tax payable of $1.3 million. The increase in inventories, accounts receivable and accounts payable was the result of the expansion of operations during the period. Income tax payable increased as a result of the increase in taxable income.

        Cash used in investing activities was $3.7 million and $18.8 million for the nine months ended September 30, 2000 and 2001, respectively. In the nine months ended September 30, 2000, all of $3.7 million was used to acquire property and equipment. In the nine months ended September 30, 2001, $14.9 million was invested in high-grade, short-term investments, while $3.9 million was used to acquire property and equipment.

        Cash generated by financing activities was $28.2 million for the nine months ended September 30, 2000, primarily the result of $27.4 million in proceeds from the sale of shares of our Series C preferred stock. Other contributing factors were $459,000 from bank loans, $280,000 in proceeds from the sale of shares of our Series B preferred stock, and $64,000 in proceeds from the exercise of common stock options, which was offset by the repayment of bank loans of $60,000. For the nine months ended September 30, 2001, cash generated by financing activities was $320,000, resulting from proceeds from the exercise of common stock options and stock issued through our employee stock purchase plan.

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

        We incurred operating losses of approximately $4.7 million and $21.5 million in the first nine months of fiscal 2000 and 2001, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of September 30, 2001, we had an accumulated deficit of approximately $31.1 million.

        Although we are currently experiencing decreased demand for our products and are not currently expanding our manufacturing capacity, we are hopeful that demand will increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. In particular, given our early stage of development, our increasing operating expenses, and the rate at which competition in our industry continues to intensify and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

OUR QUARTERLY AND ANNUAL FINANCIAL RESULTS HAVE HISTORICALLY FLUCTUATED DUE PRIMARILY TO INTRODUCTION OF, DEMAND FOR, AND SALES OF OUR PRODUCTS, AND FUTURE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

        We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions, the timing and extent of product sales, the mix of products sold and significant decreases in the demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed in other risk factors below, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

OUR OPTICAL PATH INTEGRATION SOLUTION (OPIS) PRODUCTS HAVE HISTORICALLY REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUES, AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR DWDM-RELATED PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

        Sales of our OPIS products accounted for over 90% of our revenues in the nine months ended September 30, 2001 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products declined sharply during the second quarter of 2001, and continued to decline in the third quarter of 2001. Based on the reduced demand and reduced revenue projections for this product line, we took a charge of $6.5 million against excess DWDM inventory in the quarter ended June 30, 2001. In addition, we recorded an impairment charge of $5.2 million for the property and equipment used to manufacture our DWDM-related products in the period ended June 30, 2001. If demand does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory currently on our books.

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

        -      any failure of our products to perform as expected; or

        - any difficulty we may incur in meeting customers' delivery requirements or product specifications

        The recent downturn of the economy has affected the telecommunications industry. Telecommunications companies have cut back on their capital expenditure budgets, which could further decrease demand for equipment and parts, including our products. This may have an adverse effect on the demand for fiber optic products and may negatively impact the growth of our customer base.

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

        We had rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We have had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in the first three quarters of 2001. Additionally, we implemented a reduction in force during the second and third quarter of 2001 to more closely match our operations to this decreased demand for our products. As of September 30, 2001, we had a total of 146 full-time employees in Sunnyvale, California, 230 full-time employees in Taiwan, and 33 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in Taiwan and manufacture many of our products there. Although we terminated the lease for our China manufacturing site, recently we established a new manufacturing training facility in China. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our training facility in China. We plan to lease additional facilities, as necessary, to support our growth. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management's attention. Because of past shortages of office and manufacturing space in Northern California, we cannot assure you that we will be able to locate suitable space on acceptable terms or at all in the future.

BECAUSE OF THE TIME IT TAKES TO DEVELOP FIBER OPTIC COMPONENTS, WE INCUR SUBSTANTIAL EXPENSES FOR WHICH WE MAY NOT EARN ASSOCIATED REVENUES.

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $2.7 million and $5.2 million for the first nine months of 2000 and 2001, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

WE MAY EXPERIENCE A DECREASE IN MARKET DEMAND DUE TO AN IMMINENT RECESSION IN THE UNITED STATES AS THE SLUMPING ECONOMY IS FURTHER STYMIED BY THE RECENT OUTBREAK OF INTERNATIONAL TERRORISM, WAR AND POLITICAL INSTABILITY.

        United States economy has been experiencing a drastic slowdown in consumption and demand for the last two quarters. On September 11, 2001, terrorist attacks occurred on American soil, resulting in a further decline in the economy. The war on terrorism, along with the effects of the terrorist attack and other similar events worldwide, could have contributed to the further slowdown of the already slumping market demand for goods, including fiber optics equipment. We may experience further decreases in the demand for our products due to an imminent recession as the general fiber optics industry copes with the effects of terrorism, war and political instability. The duration of war is unknown and may adversely affect the economy if prolonged.

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

        We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business. All of our graded index, or GRIN, lenses, which are incorporated into substantially all of our filter-based DWDM products, are obtained from one supplier, Nippon Sheet Glass.

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

        Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess inventory in the quarter ended June 30, 2001. If we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer's requirements may be underutilized in a subsequent quarter.

        In order to facilitate the rapid deployment of anticipated projects, our customers have, in the past and may in the future, build significant inventory. If, after building a significant inventory of our products, these projects are delayed, our customers will be required to maintain a significant inventory of our products for longer periods than they originally anticipated, which would reduce further purchases by these customers of our products until deployment of the delayed projects commences. These reductions, in turn, could cause fluctuations in our future results of operations and severely harm our business and financial condition.

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

        In order to continue to expand our product offerings both in the U.S. and abroad, we must hire a number of research and development personnel. In addition, in order to continue strengthening our research and development efforts in the United States, we must hire a significant number of additional manufacturing and research development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. We may have difficulty hiring skilled engineers at our manufacturing facility in Taiwan. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

        Our products are designed for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

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

        The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as U.S. laws. Our competitors may independently develop similar technology, duplicate our products, or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

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

        For the nine months ended September 30, 2000 and 2001, sales to customers located outside of North America were 16.4% and 17.7% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

BECAUSE OUR MANUFACTURING OPERATIONS ARE LOCATED IN ACTIVE EARTHQUAKE FAULT ZONES IN CALIFORNIA AND TAIWAN, AND OUR TAIWAN LOCATION IS SUSCEPTIBLE TO THE EFFECTS OF A TYPHOON, WE FACE THE RISK THAT A NATURAL DISASTER COULD LIMIT OUR ABILITY TO SUPPLY PRODUCTS.

        Our primary manufacturing operations are located in Sunnyvale, California and Tu-Cheng City, Taiwan, both active earthquake fault zones. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE SOME TECHNOLOGIES IN THE FUTURE.

        Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued, and as the market further develops and participants in our industry obtain additional intellectual property protection, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products, which incorporate the challenged intellectual property and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

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

        Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may decline and would adversely affect our revenues. Additionally, if growth in demand for our products exceeds the demand for our customers' products, our customers may experience an oversupply of inventory and decrease orders of our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the metropolitan and last mile access segments of the networks. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

INTEREST RATE SENSITIVITY

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2001, $12.2 million, or 23.7% of our investments, matured in less than three months. We plan to continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

EXCHANGE RATE SENSITIVITY

        We currently have operations in the United States, Taiwan, and China. The functional currency of our subsidiaries in Taiwan and China is the local currency, and we are subject to foreign currency exchange rate fluctuations associated with translation to U.S. dollars. Though some expenses are incurred by our Taiwan and China operations, all of our substantial sales are made in U.S. dollars; hence, we have minimal exposure to foreign currency rate fluctuations relating to sales transactions.

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

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

        10.11 Agreement and Release of Claim by and between the Registrant and John M. Harland dated August 23, 2001.

        (b)    Reports on Form 8-K.

        The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2001.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: November 12, 2001

                                       ALLIANCE FIBER OPTIC PRODUCTS, INC.


                                       By            /s/ ANITA HO
                                          ------------------------------------
                                                         Anita Ho
                                                        Controller
                                           (Principal Financial and Accounting
                                          Officer and Duly Authorized Signatory)

                                  EXHIBIT INDEX

                                       TO

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


Exhibit No.                             Exhibit Description
-----------                             -------------------
   10.11       Agreement and Release of Claim by and between the Registrant and
               John M. Harland dated August 23, 2001.