Form 10-K
period 2001-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2002-03-27
CIK 1122342

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM  ___________  TO  ___________  .

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

             SERIES A PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on March 1, 2002) was approximately $39,192,751.

     As of March 1, 2002 there were 35,629,774 shares of Common Stock, $0.001 per share par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2002 Annual Meeting of Stockholders to be held on May 17, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                               TABLE OF CONTENTS

                                 2001 FORM 10-K

                                                                          PAGE
                                                                          ----
PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................    7
  Item 3.   Legal Proceedings...........................................    8
  Item 4.   Submission of Matters to a Vote of Security Holders.........    8

PART II.................................................................    9
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    9
  Item 6.   Selected Consolidated Financial Data........................   10
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   11
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   28
  Item 8.   Financial Statements and Supplementary Data.................   30
  Item 9.   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure....................................   50

PART III................................................................   51
  Item 10.  Directors and Executive Officers of the Registrant..........   51
  Item 11.  Executive Compensation......................................   51
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   52
  Item 13.  Certain Relationships and Related Transactions..............   52

PART IV.................................................................   52
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   52

                                     PART I

ITEM 1. BUSINESS

     When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our marketing and commercialization of products under development, plans for enhancements of existing products, plans for future products, features and uses of our products under development, our patent applications and intellectual property, increases in possible license offers and patent infringement claims, expansion of our domestic sales force, the establishment of an international distribution network, differentiating factors in the fiber optic market, our competitive advantages, our ability to compete, the source of our competition, consolidation in our industry, effects of competition on our operating results, our plans in China, and our anticipated investments and expenditures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, acceptance of our products by our customers, our backlog as a reliable indicator of actual sales for any succeeding period, development of new products by us and our competitors, our ability to retain and obtain customers, increased competition in our markets, and our ability to license intellectual property on commercially reasonable terms; and the risks set forth below under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

OVERVIEW

     Alliance Fiber Optic Products designs, manufactures and markets a broad range of high performance fiber optic components, and integrated modules incorporating these components, for leading and emerging communications equipment manufacturers. We offer a broad range of products including interconnect devices that are used to connect optical fibers and components, couplers and splitters that are used to divide and combine optical power, and dense wavelength division multiplexing, or DWDM, devices that separate and combine multiple specific wavelengths. Our emphasis on design for manufacturing and our comprehensive manufacturing expertise enable us to produce our products efficiently and in volume quantities. Our product scope and ability to integrate our components into optical modules enable us to satisfy a wide range of customer requirements throughout the optical networking market. Our customers deploy our products in long-haul networks that connect cities, metropolitan networks that connect areas within cities, last mile access networks that connect to individual businesses and homes, and enterprise within businesses.

     We were incorporated in California in December 1995. In October 2000, prior to our initial public offering, we reincorporated in Delaware as Alliance Fiber Optic Products, Inc.

INDUSTRY BACKGROUND

     The popularity of the Internet and the growing number of data intensive Internet-based applications and services has fueled a significant increase in the volume of data traffic. This traffic growth has increased the demands on communication networks originally developed to primarily transport voice traffic. To meet this demand, many communications service providers are designing and installing new networks based on fiber optic technology, which provides greater data-carrying capacity, or bandwidth, and increased transmission speeds compared to existing communications networks. Until recently, most of the fiber deployed had been dedicated to long-haul networks. However, the demands for high-speed network access and bandwidth are shifting the focus towards more complex metropolitan networks and last mile access networks, which require an increasing number of connections and components.

     Optical fiber is currently being deployed across the following segments of communications networks: long-haul, metropolitan, last mile access, and enterprise.

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

     Metropolitan networks. Metropolitan networks connect long-haul networks to last mile access networks within urban areas. Due to the increase in data traffic and the demand for enhanced services, the existing metropolitan network infrastructure has become a bottleneck for the provision of communications services to business and residential end users. As a result, service providers are making investments in infrastructure to reduce capacity constraints in metropolitan networks.

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

     Enterprise networks. Local area networks serving the business community have utilized fiber optic links for over a decade. Historically these links have connected vertical backbone requirements between various floors of copper-based networks within office buildings. Over the last several years, as the bandwidth of local networks has increased, optical fiber has become a pervasive medium for horizontal network links especially in the storage network environment.

     Service providers are seeking to maximize the performance and capacity of both new and existing optical networks through advances in optical technology. Wavelength division multiplexing, or WDM, has been used for several years to increase system capacity by combining different light signals at different wavelengths, on a single optical fiber. Each wavelength represents a separate high-bandwidth channel that can carry data. Multiplexing devices combine, or multiplex, these different wavelengths at one end of the optical network, and demultiplexing devices, or demultiplex, separate them at the other end. WDM technology has been enhanced with the introduction of dense wavelength division multiplexing, or DWDM, which permits the wavelengths to be spaced more closely together. The tighter spacing allows even more wavelengths to be transmitted on one optical fiber. The use of WDM and DWDM technology is well established in the long-haul market and is increasingly utilized in the metropolitan and last mile access markets.

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

PRODUCTS

     Our passive optical products support the needs of current and next generation optical network systems applications. Our Optical Path Management Solution, or OPMS (formerly known as Optical Path Integration Solution, or
OPIS), product family provides a comprehensive line of optical interconnect devices, couplers and splitters and related optical products, as well as customized integrated modules incorporating these devices. Our Wavelength Management Solutions, or WMS, include WDM and DWDM components and modules that utilize thin film filter technologies to separate optical signals. Our advanced optical devices include our all-fiber optical depolarizer, which reduces the degree of polarization of a light source, our automatic variable optical attenuator, which controls the amount of power in an optical fiber, and our switchable optical drop/add module, which inserts or extracts specific wavelengths in a DWDM system.

     The following is a discussion of our product offerings and the products we are developing.

     OPMS PRODUCTS. In nearly all fiber optic networks, the optical fiber, passive optical components and active optical devices must be joined using optical interconnection systems. Our OPMS platform provides fundamental component support for these applications as well as standard and custom value added integrated solutions that address the need for higher functionality and modularity.

     OPMS Modules. The evolution of optical components is driven by the increasing need for packaging density, module performance and overall cost effectiveness. We design and package our various OPMS components to provide integrated modules for our customers. Our integrated modules are designed to reduce our customers' system design requirements and ease implementation.

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

     Fused Fiber Optical Splitters and Couplers. Fused fiber optical splitters and couplers are branching devices that are used to split optical power from a single fiber, or set of fibers, into a different set of fibers. They are often used to distribute optical signals to multiple locations for processing. These devices utilize signal and power sharing features to reduce the total cost of delivering bandwidth to end-users. Our optical splitters and couplers reduce insertion loss, or the power loss incurred when inserting components into an optical path, and deliver high performance, including uniform optical wavelength splitting.

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

     Filter WDMs. Our thin film filter based WDMs are used to combine and separate optical signals. Our filter-based products allow for higher isolation and narrower wavelength separations than fused fiber technology. Our filter WDMs are designed for a range of network applications including combining active and passive components and wavelength monitoring, splitting and separating tasks.

     Amplifier Filter WDMs. Amplifier filter WDMs utilize thin film filter technology to maintain wavelength separation in demanding applications. In addition, filter technology allows for narrow wavelength separation. Our amplifier filter WDMs are designed for a range of applications, such as splitting wavelengths and connecting lasers used in wavelength amplification.

     DWDMs. Dense wave division multiplexers, or DWDMs, are integrated optical modules that combine, or multiplex, and separate, or demultiplex, multiple optical signals of different wavelengths on a single fiber. The separation of wavelengths are so narrow, or dense, that a large number of channels (greater than 10) can be combined within the band of usable wavelengths of the fiber itself. We utilize proprietary thin film technology in the development and manufacture of our DWDM products. This technology delivers excellent performance characteristics, including narrow channel separation and wide channel bandpass, which is the range of frequencies that will pass through a filter. Thin film filter technology allows for a range of solutions for 200 GHz, 100 GHz and 50 GHz International Telecom Union wavelength spacing applications, which permit 40 channels, 80 channels, and 160 channels, respectively, to be transmitted across a single fiber. Our DWDMs directly address the scalable channel plans found in metropolitan and last mile access network applications.

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

     All-Fiber Depolarizers. Depolarizers are devices that reduce the degree of polarization of a light source. As polarization effects become a more significant limiting factor in next generation network performance, depolarization becomes an increasingly important tool in developing solutions to design constraints. We have developed and patented an all-fiber depolarizer, which can significantly depolarize light from a range of sources, including those used in communications networks and fiber optic test and measurement equipment.

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

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2001, we had 12 U.S. patents issued or assigned to us and had 27 U.S. patents pending. The 12 U.S. patents expire between May 2017 and August 2019. We also had 14 foreign patents issued, and 18 foreign patents pending. Our foreign patents issued will expire between September 2010 and July 2021. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

     From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2001, there are no infringement claims or litigation pending against us.

CUSTOMERS

     We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2001, we sold our products to more than 250 customers. In the year ended December 31, 1999, one customer accounted for 11.2% of our revenue. In the years ended December 31, 2000 and 2001, no individual customer accounted for 10% or more of our revenues.

     Information regarding geographic areas is included in Note 12 to the Consolidated Financial Statements.

BACKLOG

     Backlog is defined as orders for which we expect to recognize revenues within the succeeding twelve months. Sales are made pursuant to purchase orders, which are frequently subject to revision or cancellation. Due to the adverse market conditions for fiber optic components, the possibility of changes in delivery or acceptance schedules, cancellations of orders, and price reductions, we do not believe that our backlog, as of any particular date, is a reliable indicator of actual sales for any succeeding period.

SALES, MARKETING AND TECHNICAL SUPPORT AND PRODUCT MANAGEMENT

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

     Marketing. We have a number of marketing programs to support the sale and distribution of our products and to inform existing and potential customers about the capabilities and benefits of our products. Our marketing efforts include participating in industry trade shows and technical conferences, advertising in trade journals and communicating through our corporate website and direct mail.

     Technical Support and Product Management. We maintain a technically knowledgeable support staff that is critical to our development of long-term customer relationships. Our technical support and product management staff works closely with our customers to understand their product requirements, to assist customers with utilizing our product line, and to develop customized product solutions.

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

     Our principal competitors in the components market include Avanex Corporation, Corning, Inc., DiCon Fiberoptics, Inc., Gould Electronics Inc., JDS Uniphase, which acquired E-TEK Dynamics in 2000 and SDL, Lucent Technologies Inc., Luminent, Inc., a subsidiary of MRV Communications, Inc., New Focus, Inc., Nortel Networks Corporation, Oplink, Inc., Stratos Lightwave, Inc. and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

PRODUCT DEVELOPMENT

     As of December 31, 2001, we had 60 engineers and technicians directly involved in research and development of our products both in the United States and in Taiwan. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

     Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expense, excluding non-cash compensation expense, was $1.5 million, $4.3 million, and $7.2 million for the years ended December 31, 1999, 2000 and 2001, respectively. We have increased, and intend to continue to increase, our research and development budget and staff to enhance our current product lines and to develop new technologies and products to serve the next generation communication markets.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     We make significant purchases of key materials, components and equipment, including ferrules, graded index lenses, or GRIN lenses, filters and other components from third party suppliers. We obtain most of our critical raw materials and components from a single or limited number of suppliers. When possible, we also develop and maintain alternative sources for essential materials and components. However, there is only one supplier of GRIN lenses. The inability to obtain sufficient quantities of these materials or components may result in delays, increased costs, and reductions in our product shipments.

MANUFACTURING

     We currently manufacture the majority of our OPMS (formerly OPIS) and optical amplifier products at our facility in Tu-Cheng City, Taiwan. We manufacture our filter-based and advanced products at our headquarters in Sunnyvale, California. In addition, we are currently expanding our production capabilities in China, where we plan to manufacture some components of our OPMS and DWDM-related products.

     Each of our facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

     We have established a quality management system, which is designed to ensure that the products we provide to our customers meet or exceed industry standards. This system is based on international standard ISO 9000. Our Taiwan facility has been ISO 9002 certified in manufacturing since June 1997. Our United States facility has been ISO 9001 certified in manufacturing since August 2000.

EMPLOYEES

     As of December 31, 2001, we had 376 full-time employees, including 149 located in the United States, 202 in Taiwan and 25 in mainland China. The total full-time employees included 60 engaged in product development, 255 in manufacturing production, 21 in sales, marketing, application support and customer service, and 40 in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

     In the United States, we lease a total of approximately 32,800 square feet in three buildings located in Sunnyvale, California. Of the 32,800 square feet:

     - we lease 11,700 square feet of administrative, sales, marketing, and manufacturing space pursuant to a lease that expires in May 2004; and

     - we lease a 10,500 square foot manufacturing facility pursuant to a lease that expires in July 2004.

     - we lease an additional 10,600 square feet of space near our current headquarters in Sunnyvale, California in December 2000 pursuant to a lease that commenced in February 2001 and expires in July 2004. We use the facility for product development activities.

     In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. These leases expire at various times from April 2001 to May 2003. Additionally, in December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $797,000, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

     In mainland China, we entered into a lease for a facility in April 2001 but cancelled the lease, without penalty, in the third quarter of 2001. As of December 31, 2001, we had a lease for a facility in the Shenzhen area totaling approximately 12,000 square feet that commenced in January 2002 and expires in December 2002. We will manufacture some of our products in these facilities.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this Form 10-K, there are no material legal proceedings pending against us or, to the best of our knowledge, threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, par value $0.001, is traded on the Nasdaq National Market under the symbol "AFOP." The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock on Nasdaq, since November 21, 2000, our IPO date, as reported in Nasdaq's consolidated transaction reporting system.

                                               HIGH      LOW
                                              ------    -----
2000
  Fourth Quarter 2000.......................  $11.38    $4.63
2001
  First Quarter 2001........................  $14.00    $5.75
  Second Quarter 2001.......................  $ 9.61    $3.02
  Third Quarter 2001........................  $ 4.97    $0.61
  Fourth Quarter 2001.......................  $ 2.48    $0.70

     As of March 1, 2002, the Company's common stock was held by 107 stockholders of record. The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to our consolidated statements of operations data for each of the three years in the period ended December 31, 2001, and with respect to our consolidated balance sheet at December 31, 2000 and 2001, are derived from our Consolidated Financial Statements and related Notes that have been audited by PricewaterhouseCoopers LLP, independent accountants, which are included in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1997 and 1998, and our consolidated balance sheet data at December 31, 1997, 1998 and 1999, are derived from our audited Consolidated Financial Statements not included in this Form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included in this Form 10-K.

                                                  YEARS ENDED DECEMBER 31,
                                    ----------------------------------------------------
                                     1997       1998      1999        2000        2001
                                    -------    ------    -------    --------    --------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues..........................  $ 5,263    $4,906    $ 7,551    $ 22,223    $ 20,388
                                    =======    ======    =======    ========    ========
Gross profit (loss)...............  $ 1,701    $2,149    $ 2,640    $  7,899    $ (6,862)
                                    =======    ======    =======    ========    ========
Net income (loss) attributable to
  common stockholders.............  $    68    $ (388)   $(1,271)   $(22,869)   $(24,133)
                                    =======    ======    =======    ========    ========
Net income (loss) per share
  attributable to common
  stockholders(1):
  Basic...........................  $  0.02    $(0.11)   $ (0.31)   $  (2.71)   $  (0.73)
                                    =======    ======    =======    ========    ========
  Diluted.........................  $    --    $(0.11)   $ (0.31)   $  (2.71)   $  (0.73)
                                    =======    ======    =======    ========    ========
Shares used in computing net
  income (loss) per share(1):
  Basic...........................    3,600     3,600      4,080       8,452      33,286
  Diluted.........................   19,972     3,600      4,080       8,452      33,286

---------------
(1) See Notes 1 and 7 to the Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

                                                        DECEMBER 31,
                                      -------------------------------------------------
                                       1997      1998      1999       2000       2001
                                      ------    ------    -------    -------    -------
                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
  short-term investments............  $2,820    $3,985    $ 6,139    $66,677    $50,065
Working capital.....................   2,986     4,881      7,875     73,761     58,176
Total assets........................   5,139     8,107     12,142     88,525     69,376
Long-term liabilities, less current
  portion...........................      --        68        317        181        182
Mandatorily redeemable convertible
  preferred stock...................   3,416     6,115      9,835         --         --
Total stockholders' equity..........     565       994        396     82,499     65,950

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "expects," "anticipates," "believes", "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to critical accounting policies, our sources of revenue, anticipated revenue levels, our profitability, the fluctuation of our cost of revenues as a percentage of revenues, our net losses, the amount and mix of our anticipated expenditures and expenses, increase or decrease of our expenses in absolute dollars or as a percentage of revenue, our plans to expand our product development efforts, our reliance on our OPMS products, our success being tied to relationships with key customers, our plans to expand our operations domestically and internationally, our plans to hire additional employees, our deferred stock-based compensation, the adequacy of our capital resources, our plans in China, the impact of recent accounting pronouncements, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our plans to expand our manufacturing capacity, our ability to maintain appropriate inventory, factors that affect a customer's decision to choose a supplier, our exposure to currency rate fluctuations, our need for additional financing, investments of our existing cash, our exposure to interest rate risk, and the continued denomination of our international revenues in predominately United States dollars, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, financial stability in foreign markets and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's discussion and analysis of our financial conditions and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ form these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of the Company's Consolidated Financial Statements:

     We recognize revenues upon the shipment of our products to our customers provided that we have received a purchase order, the price is fixed, and the collection of the resulting receivable is probable. Subsequent to the sale of the products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-contract customer support.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Our inventory write-downs for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market values are based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on reduced demand and revenue projections for our DWDM-related products, we took a charge of $6.5 million for excess DWDM inventory in the quarter ended June 30, 2001.

     We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected or historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the second quarter ended June 30, 2001, we recorded an impairment charge of $5.2 million for the property and equipment used to manufacture our DWDM-related products.

     We estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a full allowance against our deferred tax assets.

OVERVIEW

     We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we called our Optical Path Integration Solution, or OPIS, products, recently renamed to Optical Path Management Solution, or OPMS. We also distributed a cable television transmission product line, which we discontinued in 1997. Since 1997, we have broadened our OPMS product line which now includes attenuators and fused fiber products. Most of these new products were introduced between 1997 and 2000. In early 1999, we started developing our dense wavelength division multiplexing, or DWDM, and other wavelength management products, forming a new product line based in part on our proprietary technology. We started selling our DWDM devices in July 2000. Since introduction, sales of DWDM-related products have fluctuated with the overall market for these products.

     From our inception through December 31, 2001, we derived substantially all of our revenues from our OPMS product line. Our DWDM-related products contributed revenues of $1.9 million and $1.8 million for the years ended December 31, 2000 and 2001, respectively. In the years ended December 31, 2000 and 2001, our top 10 customers comprised 45.5% and 35.5% of our revenues, respectively, and no individual customer accounted for 10% or more of our revenues in either 2000 or 2001. One customer accounted for 11.2% of our revenues in the year ended December 31, 1999.

     We market and sell our products predominantly through our direct sales force, which we began building in early 1998. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. The percentages of our revenues derived from sales outside of North America were 28.7%, 20.9%, and 17.8% in the years ended December 31, 1999, 2000 and 2001, respectively.

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

     - inventory write-downs and impairment charges related to manufacturing assets;

     - mix of products sold;

     - changes in our pricing and pricing from our competitors;

     - mix of sales channels through which our products are sold; and

     - mix of domestic and international sales.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We plan to expand our product development efforts, and expect our research and development expenses to increase in absolute dollars in the foreseeable future.

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

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect these expenses to increase in absolute dollars as we continue to incur costs related to the growth of our business and our operations.

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $24.4 million in stockholders' equity through December 31, 2001, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. We expect that the deferred stock-based compensation balance of $7.3 million as of December 31, 2001 will be amortized on an accelerated basis over the vesting periods of the option grants, which are generally four years. Accordingly, we expect non-cash compensation expense, which was $7.1 million in the year ended December 31, 2001, to decrease in future periods.

     In July 2000, we issued 4,700,000 shares of Series C convertible preferred stock at a price of $5.50 per share. The difference between the issuance price and the deemed fair value of the preferred stock on the date of the transaction resulted in a deemed preferred stock dividend, which was fully recognized in the quarter ended September 30, 2000.

     In November 2000, we completed our initial public offering by issuing 4,500,000 shares of common stock at a price of $11.00 per share. The proceeds of the offering, net of costs associated with the registration and issuance of the shares, totaled $44.4 million. Subsequent to the offering and in accor-dance with the terms of the agreement with the underwriters, we repurchased approximately 76,000 shares of common stock at an aggregate purchase price of $782,000.

     In October 1997, we acquired 97% of the outstanding common stock of Transian Technology Ltd. Co. ("Transian"), a Taiwan corporation, for $512,000 to expand our design and manufacturing capacity. In April 1998, we invested an additional $152,000 in cash in Transian, increasing our ownership to 98.5% of the common stock of Transian.

     In August 2001, we repurchased 199,000 shares of our common stock from John
M. Harland when he resigned as our chief financial officer. The 199,000 shares represent the unvested portion of a stock option grant that Mr. Harland early exercised in July 2000. We issued a promissory note in the principle amount of $330,000 to Mr. Harland in connection with such early exercise. In August the note was extended and will become due and payable in full in May 2002. The promissory note is secured by 131,000 shares of our common stock and bears interest at 7.00% per year.

     In December 2000, we established a subsidiary, Alliance Fiber Optic Products, under the laws of the People's Republic of China. The subsidiary will be developed as a manufacturing facility to support our expanding manufacturing operations for both our OPMS and DWDM-related products.

RESULTS OF OPERATIONS

     The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              1999     2000      2001
                                                              -----    -----    ------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues....................................................  100.0%   100.0%    100.0%
Cost of revenues:...........................................   64.7     60.2     125.6
  Non-cash compensation expense.............................    0.3      4.3       8.0
                                                              -----    -----    ------
          Total cost of revenues............................   65.0     64.5     133.7
                                                              -----    -----    ------
  Gross profit (loss).......................................   35.0     35.5     (33.7)
                                                              -----    -----    ------
Operating expenses:
  Research and development..................................   20.3     19.3      35.2
  Non-cash compensation expense.............................    0.8     10.3      15.7
                                                              -----    -----    ------
          Total research and development....................   21.1     29.6      50.9
  Sales and marketing.......................................   12.8      8.9      13.3
  Non-cash compensation expense.............................    1.0      2.0       3.3
                                                              -----    -----    ------
          Total sales and marketing.........................   13.8     10.9      16.6
  General and administrative................................   12.9     10.3      19.7
  Non-cash compensation charge..............................    6.4     24.5       7.7
                                                              -----    -----    ------
          Total general and administrative..................   19.3     34.8      27.4
                                                              -----    -----    ------
          Total operating expenses..........................   54.2     75.3      94.9
                                                              -----    -----    ------
Loss from operations........................................  (19.2)   (39.8)   (128.6)
Interest and other income, net..............................    1.5      5.0      11.3
                                                              -----    -----    ------
Loss before income taxes....................................  (17.7)   (34.8)   (117.3)
Income tax provision (benefit)..............................   (0.9)     1.7       1.1
                                                              -----    -----    ------
Net loss....................................................  (16.8)%  (36.5)%  (118.4)%
                                                              =====    =====    ======

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

     Revenues. Revenues were $7.6 million, $22.2 million, and $20.4 million for the years ended December 31, 1999, 2000 and 2001, respectively. Revenues increased 194% from 1999 to 2000 because of an increase of $12.7 million in sales of our OPMS products, as well as $1.9 million of initial sales of our wavelength management products. Revenue declined 8% from 2000 to 2001 due to an overall slowdown in the telecommunications industry and decreased sales of our OPMS products.

     Gross Profit (Loss). Gross profit, including non-cash compensation expense, increased from $2.6 million, or 35.0% of revenues in 1999, to $7.9 million, or 35.5% of revenues in 2000, but decreased to a loss of $6.9 million, or negative 33.7% of revenues, in 2001. Excluding non-cash compensation expense, gross profit increased from $2.7 million, or 35.3% of revenues in 1999, to $8.8 million, or 39.8% of revenues in 2000, but decreased to a loss of $5.2 million, or negative 25.6% of revenues, in 2001. As a percentage of revenues, the increase in gross profit from 1999 to 2000, excluding non-cash compensation expense, was primarily the result of manufacturing economies of scale resulting from higher production volumes of our OPMS products, partially offset by start-up manufacturing costs in the introduction of DWDM-related products. The decrease in gross profit from 2000 to 2001, as a percentage of revenues, was due to a $6.5 million inventory write-off of mainly DWDM products, a $5.2 million fixed asset impairment in conjunction with the DWDM inventory write-off, and lower-than-anticipated sales of DWDM-related products. In the year ended December 31, 2001, the decrease in gross profit in DWDM-related products was partially offset by an increase in gross profit in our OPMS products. Of fourth quarter 2001 sales, proceeds of $117,000 was from the sales of DWDM inventory with original cost of approximately $1.0 million previously reserved for and accordingly, $1.0 million of the related inventory reserve was reversed. We expect our gross profit as a percentage of revenues to be negatively impacted in the near term due to low production volumes and ramp up costs associated with our new DWDM-related products.

     Research and Development Expenses. Research and development expenses, including non-cash compensation expense, increased from $1.6 million, or 21.1% of revenues, in 1999 to $6.6 million, or 29.6% of revenues, in 2000, and increased to $10.4 million, or 50.9% of revenues, in 2001. Excluding non-cash compensation expense, research and development expenses increased from $1.5 million, or 20.3% of revenues, in 1999 to $4.3 million, or 19.3% of revenues, in 2000, and increased to $7.2 million, or 35.2% of revenues, in 2001. Excluding non-cash compensation expense, these increases in absolute dollars were primarily due to costs related to the development of additional OPMS products, increases in the number of research and development personnel and related costs, and development and pilot production costs for our new DWDM-related products. We expect our research and development expenses to continue to increase in absolute dollars in the foreseeable future.

     Sales and Marketing Expenses. Sales and marketing expenses, including non-cash compensation expense, increased from $1.0 million, or 13.8% of revenues, in 1999 to $2.4 million, or 10.9% of revenues, in 2000, and increased to $3.4 million, or 16.6% of revenues, in 2001. Excluding non-cash compensation expense, sales and marketing expenses increased from $968,000, or 12.8% of revenues, in 1999 to $2.0 million, or 8.9% of revenues, in 2000, and increased to $2.7 million, or 13.3% of revenues, in 2001. The increases in absolute dollars, as well as the percentage of revenue increase from 2000 to 2001, were attributable primarily to expansion of our sales and marketing efforts that resulted in an increase in marketing and advertising expenses. As a percentage of revenue, the decrease in sales and marketing expenses from 1999 to 2000 was primarily due to economies of scale. We expect our sales and marketing expenses to continue to increase in absolute dollars in the foreseeable future.

     General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense, increased from $1.5 million, or 19.3% of revenues, in 1999 to $7.7 million, or 34.8% of revenues in 2000, but decreased to $5.6 million, or 27.4% of revenues, in 2001. Excluding non-cash compensation, general and administrative expenses increased from $975,000, or 12.9% of revenues, in 1999 to $2.3 million, or 10.3% of revenues, in 2000 to $4.0 million, or 19.7% of revenues, in 2001. These increases in absolute dollars were primarily due to hiring additional personnel and associated expenses necessary to manage and support our increased scale of operations. The decrease in general and administrative expenses as a percentage of revenue from 1999 to 2000 was primarily due to economies of scale, and the increase from 2000 to 2001 was mainly due to the increased scale of our operations. We expect our general and administrative expenses to continue to increase in absolute dollars, but to decrease as a percentage of revenues, in the foreseeable future.

     Interest and Other Income, Net. Interest and other income, net, was $117,000, $1.1 million, and $2.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances. The increase from 1999 to 2000 was the result of significantly higher average cash balances resulting from proceeds from two private rounds of preferred stock financing and our initial public offering of common stock. The increase from 2000 to 2001 was due to interest earned from significant investments in municipal bonds and corporate debt obligations during fiscal year 2001.

     Income Taxes. Income taxes included a benefit of $67,000 in the year ended December 31, 1999, and expenses of $396,000 and $223,000 in the years ended December 31, 2000 and 2001, respectively. The income tax benefit in 1999 was based primarily on recovering income taxes paid in previous years. The income tax expenses in 2000 and 2001 were primarily the result of non-cash compensation charges that are not deductible for income tax purposes resulting in taxable income.

     As of December 31, 2001, the Company had approximately $8.5 million and $4.7 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized.

     Financial Accounting Standards Board Statement No. 109 provides for the recognition of deferred tax assets if realization of the assets is more likely than not. Based upon the weight of available evidence, which included our historical operating performance and our cumulative net losses, we have provided a full valuation allowance against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising $44.4 million, net of costs and expenses. At December 31, 2001, we had cash and cash equivalents of $16.9 million and short-term investments of $33.1 million.

     Net cash used in operating activities was $1.0 million in 1999, $3.6 million in 2000, and $12.8 million in 2001. Net cash used in 1999 and 2000 was primarily the result of our net loss, which was partially offset by non-cash charges, and an increase in working capital requirements caused by increasing revenue and the related expansion of our operations. In 2001, our net loss of $24.1 million included non-cash charges of $19.2 million, primarily related to non-cash compensation expense of $7.1 million, depreciation of $424,000, impairment of property and equipment related to DWDM production of $5.2 million, and an inventory reserve of mainly DWDM-related products of $6.5 million. The net result was $4.9 million of cash used. Accounts receivable decreased by $2.6 million, due primarily to better collection of the receivables and decreasing sales, and inventory increased by $7.2 million due to a further slowdown in market demand. Along with the $2.1 million increase in payables and the $552,000 increase in accrued expenses, the net cash used in operating activities in 2001 totaled $12.8 million, $9.2 million more than cash used in 2000 in operating activities.

     Cash used in investing activities was $862,000 in 1999, $31.2 million in 2000, and $13.2 million in 2001. In 1999, all of the cash was used to acquire property and equipment. In 2000, $7.0 million was spent to acquire property and equipment and $24.2 million was invested in short-term securities. In 2001, $4.4 million was used for property and equipment and $8.8 million was used to purchase high-grade, short-term securities.

     Cash generated by financing activities was $4.1 million in 1999, $71.1 million in 2000, and $467,000 in 2001. Cash generated by financing activities in 1999 resulted primarily from the sale of Series B convertible preferred stock and borrowings of $295,000 under our bank lending facility. Cash generated by financing activities in 2000 included $27.4 million generated by the sale of Series C preferred stock and $44.4 million from the sale of common stock in our initial public offering. Cash generated by financing activities in 2001 was comprised of proceeds from the exercise of options to purchase shares of our common stock as well as common stock purchased through our Employee Stock Purchase Plan.

     We entered into loan facilities in July 1999 and January 2000 with Silicon Valley Bank for a maximum of $800,000, which was drawn down during the course of fiscal years 1999 and 2000. We repaid these loans with a portion of the proceeds of our initial public offering. These facilities were closed as of December 31, 2001. In July 2000, we arranged an additional facility with Silicon Valley Bank in the form of a $641,000 letter of credit to secure a building lease. During 2001, the Silicon Valley Bank letter of credit was replaced by a letter of credit issued by UBS PaineWebber Inc. for the same amount. The letter of credit restricts our ability to use the $641,000 that secures the line of credit. The restricted cash will be forfeited if we default under the lease the letter of credit secures.

     In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $797,000. In April 2001 we entered into a lease in mainland China but cancelled it, without penalty, in the third quarter of 2001. As of December 31, 2001, we had a lease for a facility of approximately 12,000 square feet in the Shenzhen area of China that will expire in December 2002. The future minimum lease payments under our operating leases are as follows (in thousands):

              YEARS ENDING DECEMBER 31,
              -------------------------
  2002................................................  $1,802
  2003................................................   1,883
  2004................................................   1,055
                                                        ------
          Total.......................................  $4,740
                                                        ======

     Our principal source of liquidity as of December 31, 2001 consisted of $50.1 million in cash and cash equivalents and interest bearing marketable securities. As of December 31, 2001, we had $641,000 in restricted cash securing a letter of credit for the lease of our headquarters.

     We believe that our current cash, cash equivalents, short-term investments, and credit line will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings or additional credit facilities. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB deferred the effective date of SFAS No. 133 until the first quarter for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement

No. 133." SFAS No. 138 amended the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. We have adopted SFAS Nos. 133 and 138 in the first quarter of fiscal year 2001 and such adoption did not have a material effect on our Consolidated Financial Statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. We adopted the provisions of SAB No. 101 in its Consolidated Financial Statements for all years presented in this Report, and the adoption did not have a material effect on our Consolidated Financial Statements.

     In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." This Interpretation clarifies:

     - the definition of employee for purposes of applying APB No. 25;

     - the criteria for determining whether a plan qualifies as a noncompensatory plan;

     - the accounting consequence of various modifications to the terms of a previously fixed stock option or award;

     - and the accounting for an exchange of stock compensation awards in a business combination.

     The adoption of FIN No. 44 did not have a significant effect on the Company's Consolidated Financial Statements.

     In June 2001, the FASB issued two Statements: SFAS No. 141, "Business Combinations"; and SFAS No. 142, "Goodwill and Other Intangible Assets". The
Statements:

     - Prohibit the use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

     - Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized as currently required by APB No. 17, "Intangible Assets."

     - Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment on an annual basis using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is the same level as, or one level below, an operating segment.

     SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We do not expect either SFAS No. 141 or SFAS No. 142 to have a material effect on our Consolidated Financial Statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. We will adopt SFAS No. 144 in the first quarter of 2002. The adoption of this statement is not expected to have a material effect on our Consolidated Financial Statements.

                        FACTORS THAT MAY AFFECT RESULTS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE TO ACHIEVE AND SUSTAIN PROFITABILITY.

     We incurred operating losses of approximately $4.1 million, $8.8 million and $26.2 million in fiscal year 1999, 2000 and 2001, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of December 31, 2001, we had an accumulated deficit of approximately $33.7 million.

     Although we are currently experiencing decreased demand for our products and are not currently expanding our manufacturing capacity, we are hopeful that demand for our products will increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, our increasing operating expenses, the rate at which competition in our industry intensifies, and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

OUR OPTICAL PATH MANAGEMENT SOLUTION (OPMS) PRODUCTS (FORMERLY KNOWN AS OPIS PRODUCTS) HAVE HISTORICALLY REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUES, AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR DWDM-RELATED PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

     Sales of our OPMS products accounted for over 90% of our revenues in the fiscal year ended December 31, 2001 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products declined sharply during the second quarter of 2001, and continued to decline in the third quarter of 2001. Although DWDM-related product revenue appears to have increased in the fourth quarter of 2001, this increase was due to the sale of $117,000 of DWDM inventory, with original cost of approximately $1.0 million, previously reserved for. Without this sale of reserved inventory, DWDM-related revenue would have declined in the fourth quarter. Based on the reduced demand and reduced revenue projections for this product line, we took a charge of $6.5 million against excess DWDM-related inventory in the quarter ended June 30, 2001. In addition, during the second quarter of 2001, we recorded an impairment charge of $5.2 million for the property and equipment used to manufacture our

DWDM-related products. If demand does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory currently on our books.

WE MAY EXPERIENCE A DECREASE IN MARKET DEMAND DUE TO A RECESSION IN THE UNITED STATES AS THE SLUMPING ECONOMY IS FURTHER STYMIED BY THE RECENT OUTBREAK OF INTERNATIONAL TERRORISM, WAR AND POLITICAL INSTABILITY.

     The United States economy experienced a significant slowdown in consumption and demand for most of 2001. The September 11, 2001 terrorist attacks could have contributed to the further slowdown of the already slumping market demand for goods, including fiber optics equipment. We may experience further decreases in the demand for our products due to a recession as the fiber optics industry copes with the effects of terrorism, war and political instability. Even if the general economy experiences a mild recovery, the activity of United States telecommunications industry may lag behind the recovery of the overall United States economy.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET AND IF WE FAIL TO DO SO, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY DECLINE.

     The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1. As of December 31, 2001 we were in compliance with all Nasdaq National Market listing requirements. However, there were instances during the third and fourth quarters of 2001 when the closing bid price per share of our common stock was below $1. Although our bid price has been equal to or above $1 per share since November 12, 2001, if the bid price of our common stock price again slips below $1 per share for more than 60 days, our common stock may not remain listed on The Nasdaq National Market. Also, effective November 1, 2002, we will also have to comply with the Nasdaq National Market's revised quantitative maintenance criteria including a new minimum requirement of $10 million in stockholders' equity. There can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of The Nasdaq National Market's rules in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

IF WE CANNOT ATTRACT MORE OPTICAL COMMUNICATIONS EQUIPMENT MANUFACTURERS TO PURCHASE OUR PRODUCTS, WE MAY NOT BE ABLE TO INCREASE OR SUSTAIN OUR REVENUES.

     Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

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

     The downturn in the economy has affected the telecommunications industry. Telecommunications companies have cut back on their capital expenditure budgets, which has and may continue to further decrease demand for equipment and parts, including our products. This decrease has had and may continue to have an adverse effect on the demand for fiber optic products and negatively impact the growth of our customer base.

THE MARKET FOR FIBER OPTIC COMPONENTS IS INCREASINGLY COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY OUR REVENUES COULD DECLINE.

     The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex, Corning, DiCon Fiberoptics, Gould, JDS Uniphase, Lucent, Luminent (merged into MRV Communications, Inc.), New Focus, Nortel, Oplink, Stratos Lightwave and Tyco Electronics. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

     New and competing technologies are emerging due to increased competition and customer demand. The introduction of products incorporating new or competing technologies or the emergence of new industry standards could make our existing products noncompetitive. For example, there are technologies for the design of wavelength division multiplexers that compete with the technology that we incorporate in our products. If our products do not incorporate technologies demanded by customers, we could lose market share causing our business to suffer.

IF WE FAIL TO EFFECTIVELY MANAGE OUR OPERATIONS, SPECIFICALLY GIVEN THE RECENT SUDDEN AND DRAMATIC DOWNTURN IN DEMAND FOR OUR PRODUCTS, OUR OPERATING RESULTS COULD BE HARMED.

     We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001. Additionally, we implemented a reduction in force to reduce employees during the second and third quarter of 2001 to match our operations to this decreased demand for our products. As of December 31, 2001, we had a total of 149 full-time employees in Sunnyvale, California, 202 full-time employees in Taiwan, and 25 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

     Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in Taiwan and manufacture many of our products there. Although we terminated the lease for our China manufacturing site, recently we established a new facility in China. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our training facility in China. We plan to lease additional facilities, as necessary, to support our growth. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management's attention. Because of past shortages of office and manufacturing space in Northern California, we cannot assure you that we will be able to locate suitable space on acceptable terms or at all in the future.

BECAUSE OF THE TIME IT TAKES TO DEVELOP FIBER OPTIC COMPONENTS, WE INCUR SUBSTANTIAL EXPENSES FOR WHICH WE MAY NOT EARN ASSOCIATED REVENUES.

     The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $1.5 million, $4.3 million and $7.2 million for the fiscal years 1999, 2000 and 2001, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

IF WE ARE UNABLE TO DEVELOP NEW PRODUCTS AND PRODUCT ENHANCEMENTS THAT ACHIEVE MARKET ACCEPTANCE, SALES OF OUR FIBER OPTIC COMPONENTS COULD DECLINE, WHICH COULD REDUCE OUR REVENUES.

     The communications industry is characterized by rapidly changing technology, frequent new product introductions, changes in customer requirements, evolving industry standards and, more recently, significant variations in customer demand. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce them, these new products may not achieve the widespread market acceptance necessary to provide an adequate return on our investment.

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

     Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. In addition, we would be unable to fill large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. However, if we build our manufacturing capacity and inventory in excess of demand, as we have done in the past, we may produce excess inventory that may have to be reserved.

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

     Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess inventory in the quarter ended June 30, 2001. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer's requirements may be underutilized in a subsequent quarter.

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

     In order to continue to expand our product offerings both in the United States and abroad, we must hire a number of research and development personnel. In addition, in order to continue strengthening our research and development efforts in the United States, we must hire a significant number of additional manufacturing and research development personnel. Hiring technical sales personnel in our industry is very competitive due to the limited number of people available with the necessary technical skills and understanding of our technologies. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. We may have difficulty hiring skilled engineers at our manufacturing facility in Taiwan. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

CURRENT AND FUTURE DEMAND FOR OUR PRODUCTS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET AND THE COMMUNICATIONS INDUSTRY, WHICH IS EXPERIENCING RAPID CONSOLIDATION, REALIGNMENT, OVERSUPPLY OF PRODUCT INVENTORY AND REDUCTION IN DEMAND FOR FIBER OPTIC PRODUCTS.

     Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may continue to decline and would adversely affect our revenues. Additionally, if growth in demand for our products exceeds the demand for our customers' products, our customers may experience an oversupply of inventory and decrease orders of our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the metropolitan, last mile, and enterprise access segments of the networks. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Recent declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices.

     The communications industry is experiencing rapid consolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic networks. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers may consolidate or align with other entities in a manner that results in a decrease in demand for our products.

THE MARKET FOR FIBER OPTIC COMPONENTS IS NEW AND UNPREDICTABLE, CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, EVOLVING INDUSTRY STANDARDS, AND SIGNIFICANT CHANGES IN CUSTOMER DEMAND, WHICH COULD RESULT IN DECREASED DEMAND FOR OUR PRODUCTS, EROSION OF AVERAGE SELLING PRICES, AND COULD NEGATIVELY IMPACT OUR REVENUES.

     The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

     - the education of potential end-user customers and network service providers about the benefits of optical networks; and

     - the continued growth of the metropolitan, last mile, and enterprise access segments of the communications network.

If we fail to address changing market conditions, sales of our products may decline, which would adversely impact our revenues.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES OR INCREASE OUR COSTS.

     The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States laws. Our competitors may independently develop similar technology, duplicate our products, or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

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

     Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued, and as the market further develops and participants in our industry obtain additional intellectual property protection, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products, which incorporate the challenged intellectual property, and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

     Although we are not aware of any intellectual property lawsuits filed against us, we may be a party to litigation regarding intellectual property in the future. We may not prevail in any such actions, given their complex technical issues and inherent uncertainties. Insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. If there is a successful claim of infringement or we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

IF WE FAIL TO INCREASE SALES OF OUR PRODUCTS TO OPTICAL COMMUNICATIONS EQUIPMENT MANUFACTURERS OUTSIDE OF NORTH AMERICA, GROWTH OF OUR BUSINESS MAY BE HARMED.

     For the years ended December 31, 1999, 2000 and 2001, sales to customers located outside of North America were 28.7%, 20.9%, and 17.8% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

     We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2001, $15.9 million, or 31.8% of our investments, had maturities of less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

EXCHANGE RATE SENSITIVITY

     We currently have operations in the United States, Taiwan and China. The functional currency of our subsidiaries in Taiwan and China are the local currencies, and we are subject to foreign currency exchange rate fluctuations associated with the translation to United States dollars. Though some expenses are incurred by our Taiwan and China operations, substantially all of our sales are made in United States dollars; hence, we have minimal exposure to foreign currency rate fluctuations relating to sales transactions.

     While we expect our international revenues to continue to be denominated predominately in United States dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants.........................   31
  Consolidated Balance Sheets as of December 31, 2000 and
     2001...................................................   32
  Consolidated Statements of Operations for each of the
     three years in the period ended December 31, 2001......   33
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31,
     2001...................................................   34
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2001......   35
  Notes to Consolidated Financial Statements................   36
FINANCIAL STATEMENT SCHEDULE
  For each of the three years in the period ended December
     31, 2001
  II -- Valuation and Qualifying Accounts...................   50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 25, 2002

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 42,548   $ 16,947
  Short-term investments....................................    24,129     33,118
  Accounts receivable, net..................................     5,302      2,645
  Inventories, net..........................................     6,792      7,419
  Prepaid expense and other current assets..................       835      1,291
                                                              --------   --------
          Total current assets..............................    79,606     61,420
Property and equipment, net.................................     8,590      7,381
Other assets................................................       329        575
                                                              --------   --------
          Total assets......................................  $ 88,525   $ 69,376
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,234   $  1,425
  Income tax payable........................................       401        153
  Accrued expenses..........................................     2,210      1,666
                                                              --------   --------
          Total current liabilities.........................     5,845      3,244
Long-term liabilities.......................................       181        182
                                                              --------   --------
          Total liabilities.................................     6,026      3,426
                                                              --------   --------
Commitments and contingencies (Note 13)
Stockholders' equity
  Common stock, $0.001 par value: 250,000,000 shares
     authorized; 34,644,300 and 35,409,524 shares issued and
     outstanding at December 31, 2000 and 2001,
     respectively...........................................        35         35
  Additional paid-in-capital................................   114,984    108,755
  Receivables from stockholders.............................    (1,950)    (1,749)
  Deferred stock-based compensation.........................   (20,813)    (7,261)
  Accumulated deficit.......................................    (9,576)   (33,709)
  Accumulated other comprehensive loss......................      (181)      (121)
                                                              --------   --------
  Stockholders' equity......................................    82,499     65,950
                                                              --------   --------
          Total liabilities and stockholders' equity........  $ 88,525   $ 69,376
                                                              ========   ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      ALLIANCE FIBER OPTICE PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATE)

                                                              YEARS ENDED DECEMBER 31,
                                                           -------------------------------
                                                            1999        2000        2001
                                                           -------    --------    --------
Revenues.................................................  $ 7,551    $ 22,223    $ 20,388
Cost of revenues:
  Cost of revenues.......................................    4,885      13,374      25,615
  Non-cash compensation expense..........................       26         950       1,635
                                                           -------    --------    --------
          Total cost of revenues.........................    4,911      14,324      27,250
                                                           -------    --------    --------
  Gross profit (loss)....................................    2,640       7,899      (6,862)
                                                           -------    --------    --------
Operating expenses:
  Research and development...............................    1,532       4,280       7,180
  Non-cash compensation expense..........................       63       2,309       3,191
                                                           -------    --------    --------
          Total research and development.................    1,595       6,589      10,371
  Sales and marketing....................................      968       1,982       2,721
  Non-cash compensation expense..........................       77         433         671
                                                           -------    --------    --------
          Total sales and marketing......................    1,045       2,415       3,392
  General and administrative.............................      975       2,285       4,022
  Non-cash compensation charge...........................      480       5,439       1,560
                                                           -------    --------    --------
          Total general and administrative...............    1,455       7,724       5,582
                                                           -------    --------    --------
          Total operating expenses.......................    4,095      16,728      19,345
                                                           -------    --------    --------
Loss from operations.....................................   (1,455)     (8,829)    (26,207)
Interest and other income, net...........................      117       1,114       2,297
                                                           -------    --------    --------
Loss before income taxes.................................   (1,338)     (7,715)    (23,910)
Income tax provision (benefit)...........................      (67)        396         223
                                                           -------    --------    --------
Net loss.................................................   (1,271)     (8,111)    (24,133)
Deemed preferred stock dividend..........................       --     (14,758)         --
                                                           -------    --------    --------
Net loss attributable to common stockholders.............  $(1,271)   $(22,869)   $(24,133)
                                                           =======    ========    ========
Net loss per share attributable to common stockholders:
  Basic and diluted......................................  $ (0.31)   $  (2.71)   $  (0.73)
                                                           =======    ========    ========
Shares used in computing net loss per share attributable
  to common stockholders:
  Basic and diluted......................................    4,080       8,452      33,286
                                                           =======    ========    ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (IN THOUSANDS)

                                                                                                              ACCUMULATED
                                   COMMON STOCK     ADDITIONAL   RECEIVABLES      DEFERRED                       OTHER
                                  ---------------    PAID-IN         FROM       STOCK-BASED    ACCUMULATED   COMPREHENSIVE
                                  SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   COMPENSATION     DEFICIT         LOSS
                                  ------   ------   ----------   ------------   ------------   -----------   -------------
BALANCE AT JANUARY 1, 1999......   3,600    $ 4        1,339            --           (154)          (194)          (1)
Issuance of Common Stock upon
  exercise of warrants..........     800     --           40            --             --             --           --
Deferred stock-based
  compensation..................      --     --        1,302            --         (1,302)            --           --
Amortization of deferred stock-
  based Compensation............      --     --           --            --            646             --           --
Comprehensive Loss:
  Net loss for the year.........      --     --           --            --             --         (1,271)          --
  Currency translation
    adjustments.................      --     --           --            --             --             --          (13)
        Comprehensive Loss......
                                  ------    ---      -------        ------        -------        -------         ----
BALANCE AT DECEMBER 31, 1999....   4,400    $ 4        2,681            --           (810)        (1,465)         (14)
Issuance of Common Stock upon
  exercise of options...........   3,420      3        2,014        (1,950)            --             --           --
Issuance of Common Stock upon
  completion of initial public
  offering......................   4,500      5       44,405            --             --             --           --
Conversion of preferred stock
  upon completion of initial
  public offering...............  22,400     23       37,533            --             --             --           --
Stock repurchased...............     (76)    --         (782)           --             --             --           --
Deferred stock-based
  compensation..................      --     --       27,255            --        (27,255)            --           --
Stock-based compensation for
  Series C Preferred Stock......      --     --        1,878            --             --             --           --
Allocation of discount on
  preferred stock...............      --     --       14,758            --             --             --           --
Deemed preferred stock
  dividend......................      --     --      (14,758)           --             --             --           --
Amortization of deferred stock-
  based compensation............      --     --           --            --          7,252             --           --
Comprehensive Loss:
  Net loss for the year.........      --     --           --            --             --         (8,111)          --
  Unrealized loss on short-term
    investments.................      --     --           --            --             --             --          (77)
  Currency translation
    adjustments.................      --     --           --            --             --             --          (90)
        Comprehensive Loss......
                                  ------    ---      -------        ------        -------        -------         ----
BALANCE AT DECEMBER 31, 2000....  34,644    $35      114,984        (1,950)       (20,813)        (9,576)        (181)
Issuance of Common Stock upon
  exercise of options...........     782     --          123            --             --             --           --
Issuance of Common Stock upon
  purchase of ESPP..............     182     --          342            --             --             --           --
Repayment of notes receivable...      --     --           --             2             --             --           --
Stock repurchased...............    (199)    --         (199)          199             --             --           --
Deferred stock-based
  compensation..................      --     --       (6,495)           --          6,495             --           --
Amortization of deferred stock-
  based compensation............      --     --           --            --          7,057             --           --
Comprehensive Loss:
  Net loss for the year.........      --     --           --            --             --        (24,133)          --
  Unrealized loss on short-term
    investments.................      --     --           --            --             --             --          157
  Currency translation
    adjustments.................      --     --           --            --             --             --          (97)
        Comprehensive Loss......
                                  ------    ---      -------        ------        -------        -------         ----
BALANCE AT DECEMBER 31, 2001....  35,409    $35      108,755        (1,749)        (7,261)       (33,709)        (121)
                                  ======    ===      =======        ======        =======        =======         ====


                                             COMPREHENSIVE
                                   TOTAL     INCOME/(LOSS)
                                  --------   -------------
BALANCE AT JANUARY 1, 1999......  $    994
Issuance of Common Stock upon
  exercise of warrants..........        40
Deferred stock-based
  compensation..................        --
Amortization of deferred stock-
  based Compensation............       646
Comprehensive Loss:
  Net loss for the year.........    (1,271)    $ (1,271)
  Currency translation
    adjustments.................       (13)         (13)
                                               --------
        Comprehensive Loss......               $ (1,284)
                                  --------     ========
BALANCE AT DECEMBER 31, 1999....  $    396
Issuance of Common Stock upon
  exercise of options...........        67
Issuance of Common Stock upon
  completion of initial public
  offering......................    44,410
Conversion of preferred stock
  upon completion of initial
  public offering...............    37,556
Stock repurchased...............      (782)
Deferred stock-based
  compensation..................        --
Stock-based compensation for
  Series C Preferred Stock......     1,878
Allocation of discount on
  preferred stock...............    14,758
Deemed preferred stock
  dividend......................   (14,758)
Amortization of deferred stock-
  based compensation............     7,252
Comprehensive Loss:
  Net loss for the year.........    (8,111)    $ (8,111)
  Unrealized loss on short-term
    investments.................       (77)         (77)
  Currency translation
    adjustments.................       (90)         (90)
                                               --------
        Comprehensive Loss......               $ (8,278)
                                  --------     ========
BALANCE AT DECEMBER 31, 2000....  $ 82,499
Issuance of Common Stock upon
  exercise of options...........       123
Issuance of Common Stock upon
  purchase of ESPP..............       342
Repayment of notes receivable...         2
Stock repurchased...............        --
Deferred stock-based
  compensation..................        --
Amortization of deferred stock-
  based compensation............     7,057
Comprehensive Loss:
  Net loss for the year.........   (24,133)    $(24,133)
  Unrealized loss on short-term
    investments.................       157          157
  Currency translation
    adjustments.................       (97)         (97)
                                               --------
        Comprehensive Loss......               $(24,073)
                                  --------     ========
BALANCE AT DECEMBER 31, 2001....  $ 65,950
                                  ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                           -------------------------------
                                                            1999        2000        2001
                                                           -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................  $(1,271)   $ (8,111)   $(24,133)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation........................................      519         957         425
     Amortization of deferred compensation and stock
       based compensation for Series C Preferred Stock...      646       9,131       7,057
     Impairment in property and equipment................       --          --       5,200
     Provision for inventory.............................       --          --       6,543
     Changes in assets and liabilities:
       Accounts receivable, net..........................   (1,201)     (3,563)      2,648
       Inventories, net..................................     (278)     (5,434)     (7,213)
       Prepaid expenses and other assets.................      (39)       (922)       (709)
       Accounts payable..................................      338       2,175      (1,818)
       Income tax payable................................       --         401        (248)
       Accrued expenses..................................      236       1,684        (552)
       Other long-term liabilities.......................       45          50          10
       Minority interest.................................       --          19          (9)
                                                           -------    --------    --------
          Net cash used in operating activities..........   (1,005)     (3,613)    (12,799)
                                                           -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments.....................       --     (24,206)     (8,832)
  Purchase of property and equipment.....................     (862)     (6,986)     (4,416)
                                                           -------    --------    --------
          Net cash used in investing activities..........     (862)    (31,192)    (13,248)
                                                           -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank borrowings..........................      295         459          --
  Repayments of bank borrowings..........................       --        (754)         --
  Proceeds from issuance of Series B preferred stock.....    3,720         280          --
  Proceeds from issuance of Series C preferred stock.....       --      27,441          --
  Proceeds from issuance of common stock upon the
     exercise of warrants................................       40          --          --
  Proceeds from issuance of common stock under ESPP......       --          --         342
  Proceeds from the exercise of common stock options.....       --          67         123
  Proceeds from the issuance of stock upon completion of
     initial public offering.............................       --      44,410          --
  Proceeds from repayment of notes receivable............       --          --           2
  Stock repurchase.......................................       --        (782)         --
                                                           -------    --------    --------
          Net cash provided by financing activities......    4,055      71,121         467
                                                           -------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents............................................      (34)         93         (21)
                                                           -------    --------    --------
Net increase (decrease) in cash and cash equivalents.....    2,154      36,409     (25,601)
Cash and cash equivalents at beginning of year...........    3,985       6,139      42,548
                                                           -------    --------    --------
Cash and cash equivalents at end of year.................  $ 6,139    $ 42,548    $ 16,947
                                                           =======    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid......................................  $    --    $     --    $     84
                                                           =======    ========    ========

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

USE OF ESTIMATES

     The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The Company's operations in foreign subsidiaries use the local currency as their functional currency. All assets and liabilities of the subsidiaries are translated at rates of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. Gains and losses resulting from foreign currency translation are recorded as a separate component of other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are recorded in interest and other income and have not been material.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

less than one year. As of December 31, 2000 and 2001, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale as of the balance sheet date in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity as a component of other comprehensive income/loss.

     The Company's financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out method, less reserves for excess and obsolete inventory. Provisions are made for excess and obsolete inventory based on historical usage and management's estimates of future demand.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount of such assets exceeds its fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset.

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

ADVERTISING EXPENSES

     Advertising costs are expensed as incurred and have not been material.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

INCOME TAXES

     The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain. The Company does not record a deferred tax provision on unremitted earnings of its subsidiaries to the extent that such earnings are considered permanently invested.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board ("FASB") issued Interpretations ("FIN") No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB No. 25." Under APB Opinion No. 25 and FIN No. 44, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company's stock on the date of grant over the amount an employee must pay to acquire the stock. In addition, the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, which require the award to be recorded at its fair value.

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

     Basic net loss per share is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of shares of common stock subject to repurchase and common stock issuable upon the exercise of stock options.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the consolidated statement of stockholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the FASB deferred the effective date of SFAS No. 133 until the first quarter for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS No. 138 amended the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

derivatives. The Company does not currently hold derivative instruments or engage in hedging activities. The Company adopted SFAS Nos. 133 and 138 in the first quarter of fiscal year 2001 and such adoption did not have a material effect on the Company's Consolidated Financial Statements.

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

     In March 2000, the FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." This Interpretation clarifies (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN No. 44 did not have a significant effect on the Company's Consolidated Financial Statements.

     In June 2001, the FASB issued two Statements: SFAS No. 141, "Business Combinations"; and SFAS No. 142, "Goodwill and Other Intangible Assets". The
Statements:

     - Prohibit the use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

     - Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized as currently required by APB No. 17, "Intangible Assets."

     - Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment on an annual basis using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is the same level as, or one level below, an operating segment.

     SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. These new Statements are not expected to affect the Company's Consolidated Financial Statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. The Company will adopt SFAS No. 144 in the first quarter of 2002. The adoption of this statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

2. BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable.......................................  $ 5,839    $ 3,321
  Less: Allowance for doubtful accounts and sales returns...     (537)      (676)
                                                              -------    -------
                                                              $ 5,302    $ 2,645
                                                              =======    =======
INVENTORIES, NET:
  Finished goods............................................  $ 2,382    $ 3,241
  Work-in-process...........................................    2,687      5,977
  Raw materials.............................................    2,386      2,966
  Less: Reserve for excess and obsolete inventory...........     (663)    (4,765)
                                                              -------    -------
                                                              $ 6,792    $ 7,419
                                                              =======    =======
PROPERTY AND EQUIPMENT, NET:
  Machinery and equipment...................................  $ 7,269    $ 7,191
  Furniture and fixtures....................................    1,306      1,366
  Leasehold improvements....................................      612      1,024
  Building and equipment prepayments........................    1,365        187
                                                              -------    -------
                                                               10,552      9,768
  Less: Accumulated depreciation............................   (1,962)    (2,387)
                                                              -------    -------
                                                              $ 8,590    $ 7,381
                                                              =======    =======
ACCRUED EXPENSES:
  Accrued compensation costs................................  $ 1,345    $ 1,097
  Provision for warranty....................................      214        107
  Accrued professional fees.................................      175        252
  Other accruals............................................      476        210
                                                              -------    -------
                                                              $ 2,210    $ 1,666
                                                              =======    =======
LONG-TERM LIABILITIES:
  Minority Interest.........................................  $    35    $    26
  Other long-term liabilities...............................      146        156
                                                              -------    -------
                                                              $   181    $   182
                                                              =======    =======

3. SHORT-TERM INVESTMENTS

     As of December 31, 2000 and 2001, the following investments are classified as cash equivalents (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                      INVESTMENT TYPE                          2000       2001
                      ---------------                         -------    -------
Corporate debt obligations..................................  $12,085    $    --
Municipal bonds.............................................   26,123     11,513
Money market instruments and funds..........................    3,319      4,395
                                                              -------    -------
                                                              $41,527    $15,908
                                                              =======    =======

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     As of December 31, 2000 and 2001, the following investments are classified as short term investments (in thousands):

                                                              DECEMBER 31,
                            --------------------------------------------------------------------------------
                                             2000                                      2001
                            --------------------------------------    --------------------------------------
                                            GROSS                                     GROSS
                            AMORTIZED    UNREALIZED     ESTIMATED     AMORTIZED    UNREALIZED     ESTIMATED
     INVESTMENT TYPE          COST       (LOSS)/GAIN    FAIR VALUE      COST       (LOSS)/GAIN    FAIR VALUE
     ---------------        ---------    -----------    ----------    ---------    -----------    ----------
Corporate debt
  obligations.............   $24,206        $(77)        $24,129       $16,577         $71         $16,648
Municipal bonds...........        --          --              --         7,800          --           7,800
Commercial paper..........        --          --              --         2,486           2           2,488
Government agencies.......        --          --              --         6,175           7           6,182
                             -------        ----         -------       -------         ---         -------
                             $24,206        $(77)        $24,129       $33,038         $80         $33,118
                             =======        ====         =======       =======         ===         =======

4. DEBT

     In July 1999, the Company entered into an agreement for an equipment loan facility for a maximum of $300,000. Loans under this facility bore interest at prime plus 1.25%. In January 2000, the Company amended this agreement to include a second equipment loan facility for a maximum of $500,000. Loans under the second facility bore interest at prime plus 1%. In July 2000, the Company amended this agreement to include a revolving line of credit up to a maximum of $1 million and a third equipment loan facility up to a maximum of $750,000. Loans under these two additional facilities bore interest at prime plus 0.5% and prime plus 1.0%, respectively. Certain equipment of the Company secured each of the equipment loan facilities and certain receivables secure the revolving line of credit. During the years ended December 31, 1999 and 2000, the Company borrowed $795,000 under the first two equipment loan facilities, all of which was fully repaid as of December 31, 2000. These facilities were closed as of December 31, 2001.

5. IMPAIRMENT OF PROPERTY AND EQUIPMENT AND PROVISION FOR INVENTORY

     Due to the decline in business conditions in the quarter ended June 30, 2001, the Company determined that demand for its DWDM products would be significantly lower in the future than originally expected and, therefore, that the carrying value of certain property and equipment used in the manufacture of its DWDM products was impaired. The Company recorded a charge of $5.2 million during the quarter ended June 30, 2001 related to the impairment, measured as the amount by which the carrying amount exceeded the present value of the estimated discounted future cash flows for DWDM products.

     The Company also recorded a provision for inventory totaling $6.5 million during the quarter ended June 30, 2001, substantially all of which related to an excess inventory charge. This excess inventory charge was due to an unforeseeable and significant decrease in forecasted revenue for DWDM products, and was calculated in accordance with the Company's policy of reserving against inventory levels in excess of 12-month demand for each specific product. During the quarter ended December 31, 2001, approximately $1.0 million of the reserve was reversed subsequent to the sale of the related inventories.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

6. INCOME TAXES

     The components of loss before income taxes are as follows (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                     1999       2000        2001
                                                    -------    -------    --------
Loss subject to domestic income taxes only........  $(1,161)   $(9,336)   $(21,561)
Income (loss) subject to foreign income taxes
  only............................................     (177)     1,621      (2,349)
                                                    -------    -------    --------
                                                    $(1,338)   $(7,715)   $(23,910)
                                                    =======    =======    ========

     The income tax provision (benefit) is composed of the following (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      2000      2001
                                                              ------    ------    ------
Current
  Federal...................................................   $(67)     $125      $ --
  State.....................................................     --         3        --
  Foreign...................................................     --       268       223
                                                               ----      ----      ----
                                                                (67)      396       223
Deferred....................................................     --        --        --
                                                               ----      ----      ----
          Total provision (benefit).........................   $(67)     $396      $223
                                                               ====      ====      ====

     The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                              1999      2000      2001
                                                             ------    ------    ------
Statutory federal income tax rate..........................  (34.0)%   (34.0)%   (34.0)%
State income taxes, net of federal tax.....................     --      (5.8)     (5.8)
Foreign taxes, at lower rate...............................    5.2       3.4       0.3
Permanent differences -- stock compensation................   15.8      40.3      11.6
Research and development credits...........................   (2.2)     (0.8)     (0.8)
Valuation allowance........................................    9.0      (0.9)     25.0
Other......................................................    1.2       2.9       4.7
                                                             -----     -----     -----
Effective tax rate.........................................   (5.0)%     5.1%      1.0%
                                                             =====     =====     =====

     Deferred tax assets consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                              2000      2001
                                                              -----    -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 146    $ 3,169
  Credit carryforwards......................................    190      1,161
  Depreciation..............................................   (198)      (672)
  Accruals and allowances...................................    278      2,467
                                                              -----    -------
                                                                416      6,125
Less: valuation allowances..................................   (416)    (6,125)
                                                              -----    -------
Net deferred tax assets.....................................  $  --    $    --
                                                              =====    =======

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     Based upon the weight of available evidence, which includes the historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against net deferred tax assets.

     As of December 31, 2001, the Company had a net operating loss carryforward of approximately $8.5 million for federal and $4.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2011 for state purposes.

     The Company has research credit carryforwards of approximately $253,000 and $406,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2020. The California tax credit can be carried forward indefinitely.

     Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

7. NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share amounts):

                                                              YEARS ENDED DECEMBER 31,
                                                           -------------------------------
                                                            1999        2000        2001
                                                           -------    --------    --------
Numerator:
  Net loss attributable to common stockholders...........  $(1,271)   $(22,869)   $(24,133)
                                                           =======    ========    ========
Denominator:
  Shares used in computing net loss per share:
     Weighted average of common shares outstanding.......    4,080       9,524      35,032
     Less: Weighted average of shares subject to
       repurchase........................................       --      (1,072)     (1,746)
                                                           -------    --------    --------
     Basic and diluted...................................    4,080       8,452      33,286
                                                           =======    ========    ========
Net loss per share attributable to common stockholders:
  Basic and diluted......................................  $ (0.31)   $  (2.71)   $  (0.73)
                                                           =======    ========    ========
Anti-dilutive securities, including options, manditorily
  redeemable convertible preferred stock, and shares
  subject to repurchase not included in net loss per
  share calculation......................................   17,392      21,260       2,099
                                                           =======    ========    ========

     The following outstanding options and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net loss per share (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                         -------------------------
                                                          1999      2000     2001
                                                         ------    ------    -----
Options to purchase common stock and shares subject to
  repurchase...........................................   1,992     4,211    2,099
Mandatorily redeemable convertible preferred stock.....  15,400    17,049       --
                                                         ------    ------    -----
                                                         17,392    21,260    2,099
                                                         ======    ======    =====

8. DEEMED PREFERRED STOCK DIVIDEND

     In July 2000, the Company issued 4,700,000 shares of Series C preferred stock at a price of $5.50 per share. The difference between that price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $14,758,000. The value of

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

this beneficial conversion feature was recognized immediately as a deemed preferred stock dividend in the quarter ended September 30, 2000 as the preferred stockholders had the right to immediately convert their preferred shares.

9. AMENDED CERTIFICATE OF INCORPORATION

     The Company amended its Certificate of Incorporation upon the completion of its initial public offering. Upon the adoption of the amended Certificate of Incorporation, the Company is authorized to issue 250,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 undesignated shares of preferred stock, $0.001 par value per share.

10. STOCK-BASED COMPENSATION PLANS

1997 STOCK OPTION PLAN

     In May 1997, the Company adopted a 1997 Stock Plan under which 3,000,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. During the year ended December 31, 2000, an additional 5,200,000 shares were reserved for issuance under the 1997 Stock Plan. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company's common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1997 Stock Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). In November 2000, the 1997 Stock Plan was replaced by the 2000 Stock Incentive Plan and all shares available for grant under the 1997 Stock Plan were transferred to the 2000 Stock Incentive Plan.

2000 STOCK INCENTIVE PLAN

     In November 2000, the Company adopted a 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. In addition, 1,397,867 shares available for grant under the 1997 Stock Plan at the time of its termination were transferred to and became reserved for issuance under the 2000 Stock Incentive Plan. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company's common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     The following table summarizes activity under the Plans:

                                                  OPTIONS OUTSTANDING       WEIGHTED
                                               --------------------------   AVERAGE
                                  AVAILABLE    NUMBER OF      EXERCISE      EXERCISE
                                  FOR GRANT      SHARES         PRICE        PRICE
                                  ----------   ----------   -------------   --------
Balance at December 31, 1998....   1,516,000    1,484,000       $0.05        $0.05
Granted.........................  (1,402,000)   1,402,000       $0.20        $0.20
Canceled........................     733,000     (733,000)      $0.05        $0.05
                                  ----------   ----------
Balance at December 31, 1999....     847,000    2,153,000   $0.05 - $0.20    $0.12
Amendment of the 1997 Plan......   5,200,000           --
Adoption of the 2000 Plan.......   1,500,000           --
Options granted under the 1997
  Plan and canceled after the
  adoption of the 2000 Plan.....     (13,200)          --
Granted.........................  (4,947,266)   4,947,266   $0.20 - $5.75    $1.63
Canceled........................     132,333     (132,333)  $0.20 - $4.50    $2.07
Exercised.......................          --   (3,420,750)  $0.05 - $2.00    $0.59
                                  ----------   ----------
Balance at December 31, 2000....   2,718,867    3,547,183   $0.05 - $5.75    $1.70
Amendment of the 2000 Plan......   1,459,333           --
Options granted under the 1997
  Plan and canceled after the
  adoption of the 2000 Plan.....    (929,959)          --   $0.20 - $4.50    $2.00
Granted.........................  (1,922,300)   1,922,300   $0.72 - $6.38    $1.26
Canceled........................   1,034,109   (1,034,109)  $2.10 - $6.38    $2.21
Exercised.......................          --     (782,425)  $0.05 - $2.00    $0.16
                                  ----------   ----------
Balance at December 31, 2001....   2,360,050    3,652,949   $0.05 - $6.38    $1.79
                                  ==========   ==========

     Information relating to stock options outstanding at December 31, 2001 is as follows:

                     OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-------------------------------------------------------------   ----------------------------
                                WEIGHTED
                                 AVERAGE
                                REMAINING         WEIGHTED                       WEIGHTED
  EXERCISE       NUMBER        CONTRACTUAL        AVERAGE         NUMBER         AVERAGE
    PRICE      OUTSTANDING   LIFE (IN YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-------------  -----------   ---------------   --------------   -----------   --------------
$0.05              75,000         4.75             $0.05           75,000         $0.05
$0.20             411,917         7.31             $0.20          172,417         $0.20
$0.50             226,375         8.22             $0.50           39,325         $0.50
$0.72 - $0.86     966,600         9.94             $0.85               --         $  --
$0.95 - $1.00     356,775         9.24             $0.97           26,300         $1.00
$1.70             280,000         9.92             $1.70               --         $  --
$2.00 - $2.50     635,150         9.15             $2.11           68,913         $2.11
$4.00 - $4.50     503,332         8.79             $4.45          137,083         $4.45
$4.88              78,000         9.00             $4.88           19,500         $4.88
$5.75              60,000         8.96             $5.75           15,000         $5.75
$6.38              59,800         8.94             $6.38            6,900         $6.38
                ---------                                         -------
                3,652,949         9.01             $1.79          560,438         $1.90
                =========                                         =======

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

RECEIVABLES FROM STOCKHOLDERS

     On various dates during the year ended December 31, 2000, 2,935,000 options were exercised prior to being vested by certain officers of the Company for a total of $1.95 million in notes payable to the Company. These exercised shares are subject to rights of repurchase by the Company until such shares are vested. The notes are full recourse, have a four-year term, and bear interest ranging from 6.5% to 7.0% per annum. The number of shares of common stock subject to repurchase was 2,143,542 and 1,230,208 as of December 31, 2000 and 2001, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the "Plan"). The Company has reserved 1,500,000 shares of common stock for issuance under the Plan, none of which were issued as of December 31, 2000. On the first day of January each year beginning January 1, 2001, additional shares of common stock shall be reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company's issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire an ownership interest in the Company through a program of periodic payroll deductions applied every six months to the purchase of the common stock. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 181,799 shares were purchased under the Plan in 2001.

STOCK-BASED COMPENSATION UNDER APB OPINION NO. 25

     During the years ended December 31, 1999, 2000 and 2001, the Company recorded deferred stock based compensation of $1,302,000, $27,255,000 and a reversal of $6,495,000, respectively. This deferred compensation represents the difference between the exercise price of common stock options and the deemed fair value for financial statement reporting purposes of the Company's common stock on the option grant date. Deferred compensation is being amortized using the graded vesting method, in accordance with FIN No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four.

SFAS NO. 123 COMPENSATION TO CONSULTANTS

     In the years ended December 31, 2000 and 2001, the Company granted options to purchase common stock of 173,333 shares and 29,000 shares, respectively, to consultants and an advisor. The aggregate exercise prices amounted to $96,000 and $111,000 for the years ended December 31, 2000 and 2001, respectively. These options vest over periods of one to four years. The Company is required to record the change in the fair value of these options at each reporting date prior to vesting and then finally at the vesting date of the option. Deferred stock-based compensation in accordance with SFAS No. 123 and EITF Issue No. 96-18 related to these options totaled $115,000, $1,238,000, and $820,000 at December 31, 1999, 2000 and 2001, respectively. Amortization of the deferred stock-based compensation balance amounted to $22,000, $940,000, and $45,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

STOCK-BASED COMPENSATION ARISING FROM SERIES C MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     The Company sold 5.0 million shares of Series C mandatorily redeemable convertible preferred stock during the third quarter of 2000 at $5.50 per share. As 300,000 of these shares were sold to employees and related parties in a second closing when the value of the stock was deemed to be $11.76 per share, the Company recorded a one-time general and administrative expense of $1.9 million related to the sale of these shares.

PRO FORMA DISCLOSURE UNDER SFAS NO. 123

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock option grants under the fair value method. The fair value of these options was estimated using the Black-Scholes option pricing model. The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model, as prescribed by SFAS No. 123, using the following assumptions:

                                   YEARS ENDED DECEMBER 31,
                             -------------------------------------
                             1999         2000            2001
                             -----    ------------    ------------
Risk free interest rate....  5.00%    5.00 - 5.96%    3.91 - 4.86%
Expected life (years)......  4        3 - 4           3 - 4
Volatility.................  0.00%    70.00%          140.00%
Dividend yield.............  0.00%    0.00%           0.00%

     The weighted average fair value on the grant date of options in the years ended December 31, 1999, 2000 and 2001 was $1.27, $6.19 and $0.81, respectively.

     Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

                                                      YEARS ENDED DECEMBER 31,
                                                   -------------------------------
                                                    1999        2000        2001
                                                   -------    --------    --------
Net loss attributable to common stockholders:
  As reported....................................  $(1,271)   $(22,869)   $(24,133)
  Pro forma......................................   (1,330)    (23,562)    (24,613)
Net loss per share attributable to common
  stockholders, basic and diluted:
  As reported....................................  $ (0.31)   $  (2.71)   $  (0.73)
  Pro forma......................................  $ (0.33)   $  (2.79)   $  (0.74)

11. CONCENTRATIONS OF CERTAIN RISKS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company limits the amount of deposits in any one financial institution and any one financial instrument. The Company invests its excess cash principally in certificates of deposit, debt instruments issued by high-credit quality financial institutions and corporations and money market accounts with financial institutions in the United States.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     The Company performs ongoing credit evaluations of its customers' financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

     At December 31, 2000, one customer accounted for 10% of the Company's accounts receivable. As of December 31, 2001, one customer accounted for 15% of the Company's accounts receivable.

     For the year ended December 31, 1999, one customer accounted for 11% of revenues. For the years ended December 31, 2000 and 2001, no individual customer accounted for 10% or more of revenues.

     Certain components used in manufacturing the Company's products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

12. GEOGRAPHIC SEGMENT INFORMATION

     The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

     The following is a summary of the Company's revenues generated from and identifiable assets situated in geographic segments (in thousands):

                                                       YEARS ENDED DECEMBER 31,
                                                     ----------------------------
                                                      1999      2000       2001
                                                     ------    -------    -------
REVENUES
  United States....................................  $6,724    $20,248    $16,760
  Taiwan...........................................     827      1,975      3,628
                                                     ------    -------    -------
                                                     $7,551    $22,223    $20,388
                                                     ======    =======    =======

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       2001
                                                              -------    -------
IDENTIFIABLE ASSETS
  United States.............................................  $80,548    $60,503
  Taiwan....................................................    7,771      8,554
  China.....................................................      206        319
                                                              -------    -------
          Total.............................................  $88,525    $69,376
                                                              =======    =======

13. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company may be involved in litigation in the normal course of business. Management believes that the outcome of such matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     The Company leases certain office space under long-term operating leases expiring at various dates through 2004. Total lease expenses under these operating leases were approximately $357,000, $526,000, and $2.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

     Total future minimum lease payments under operating leases as of December 31, 2001, for the years ending December 31, are summarized below (in thousands):

YEARS ENDING DECEMBER 31,
2002.......................................................  $1,802
2003.......................................................   1,883
2004.......................................................   1,055
                                                             ------
          Total............................................  $4,740
                                                             ======

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure had no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is due to foreign exchange translations adjustments and unrealized gain (loss) on available-for-sale securities.

     The components of accumulated other comprehensive loss as of December 31, 2000 and 2001 are as follows (in thousands):

                                                              DECEMBER 31,
                                                             --------------
                                                             2000     2001
                                                             -----    -----
Cumulative translation adjustments.........................  $(104)   $(201)
Unrealized gain (loss) on short-term investments...........    (77)      80
                                                             -----    -----
          Accumulated other comprehensive loss.............  $(181)   $(121)
                                                             =====    =====

INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following table contains selected unaudited quarterly statement of operations data for each of the eight quarters in the period ended December 31, 2001. The Company believes that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operation data (in thousands, except per share data):

                                                                          THREE MONTHS ENDED
                                       -----------------------------------------------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                         2000        2000       2000        2000       2001        2001       2001        2001
                                       ---------   --------   ---------   --------   ---------   --------   ---------   --------
Revenues.............................   $3,143      $4,271    $  5,961    $ 8,848     $ 7,369    $  4,568    $ 4,280    $ 4,171
Gross profit (loss)..................    1,346       1,823       2,079      2,651       2,327     (11,126)     1,043        894
Net loss attributable to common
  stockholders(1)....................     (814)       (920)    (17,686)    (3,449)     (2,776)    (16,480)    (2,268)    (2,609)
Net loss attributable to common
  stockholders(2)(3)
  Basic and diluted..................   $(0.17)     $(0.17)   $  (3.34)   $ (0.20)    $ (0.09)   $  (0.50)   $ (0.07)   $ (0.08)
                                        ======      ======    ========    =======     =======    ========    =======    =======

---------------
(1) Net loss attributable to common stockholders in the quarter ended September 30, 2000 includes a charge of $14,758,000 related to a deemed preferred stock dividend. See Note 8 to Consolidated Financial Statements for a detailed explanation of the determination of this dividend. Net loss

                      ALLIANCE FIBER OPTIC PRODUCTS, INC.

    attributable to common stockholders in the quarter ended June 30, 2001 includes charges for inventory reserves and asset impairment charge of $6.5 million and $5.2 million, respectively. See Note 5 to Consolidated Financial Statements for further discussion.

(2) The diluted net income (loss) per share attributable to common stockholders computation excludes potential shares of common stock (convertible preferred stock, options to purchase common stock and shares of common stock issued upon exercise of stock options which are subject to repurchase rights held by the Company), if their effect would be anti-dilutive. See Notes 1 and 7 to Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

(3) Net loss per share is computed independently for each quarter presented. Therefore, the aggregate of the quarterly per share information may not equal the annual loss per share.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                   BALANCE AT                              BALANCE AT
                                                   BEGINNING                                 END OF
                                                    OF YEAR      ADDITIONS    REVERSALS       YEAR
                                                   ----------    ---------    ---------    ----------
Year Ended December 31, 2001
  Allowance for doubtful accounts and sales
     returns.....................................     $537        $  253       $  (114)      $  676
  Inventory reserves.............................      663         6,543        (2,441)       4,765
  Valuation allowance on deferred tax assets.....      416         5,709            --        6,125

Year Ended December 31, 2000
  Allowance for doubtful accounts and sales
     returns.....................................      319           218            --          537
  Inventory reserves.............................       --           663            --          663
  Valuation allowance on deferred tax assets.....      330            86            --          416

Year Ended December 31, 1999
  Allowance for doubtful accounts and sales
     returns.....................................       --           319            --          319
  Inventory reserves.............................       --            --            --           --
  Valuation allowance on deferred tax assets.....      210           120            --          330

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders to be held on May 17, 2002 (the "Proxy Statement").

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

     The executive officers of the Company are as follows:

     Peter C. Chang, 44, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 to 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 to 1988, he was an engineer at AlliedSignal Inc. and from 1988 to 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

     David A. Hubbard, 42, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

     Philip J. Rehkemper, 39, has served as our Vice President, Finance and Chief Financial Officer since December 2001. From August 2000 to December 2001, Mr. Rehkemper served as Corporate Controller at Calient Networks, a fiber optic switching system manufacturer. From January 1998 to August 2000, Mr. Rehkemper served as the Controller for the Network Server Division at Hewlett-Packard Company, and from October 1995 to January 1998, he served as the Controller for Hewlett-Packard's Convex Division. Mr. Rehkemper received an M.B.A. and a B.S. in Finance from Santa Clara University.

     Wei-Shin Tsay, Ph.D., 50, has served as our Senior Vice President, Product Development since August 2000. From May 1999 to August 2000, Dr. Tsay served as a Director of Marketing for the Asia/ Pacific region for the Transmission Systems Division of JDS Uniphase. From July 1997 to March 1999, he was a Director of Engineering for the Transmission Systems Division at JDS Uniphase. From February 1997 to July 1997, Dr. Tsay was the Director of Operations at Uniphase Telecom Products. From May 1996 to February 1997, he was a Director of Digital Transmission at Uniphase Telecom Products. From February 1994 to May 1996, Dr. Tsay was the Product Manager of High Performance Lasers for the Optoelectronics Strategic Business Unit at AT&T/Lucent Microelectronics. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors -- Director Compensation," "Executive Compensation," and "Election of Directors -- Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

       (1) Consolidated Financial Statements

            Reference is made to the Index to Consolidated Financial Statements of Alliance Fiber Optic Products, Inc., under Item 8 of Part II hereof.

       (2) Financial Statement Schedules

            Reference is made to the Index to Consolidated Financial Statements of Alliance Fiber Optic Products, Inc., under Item 8 of Part II hereof.

     All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

       (3) Exhibits

            See Item 14(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

     (b) REPORTS ON FORM 8-K.

     The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

     (c) EXHIBITS

 EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
----------                      -----------------------
  3(i).1      Amended and Restated Certificate of Incorporation
              (incorporated by reference to Exhibit 3(i).3 to the
              Company's Registration Statement on Form S-1 (File No.
              333-45482)).
 3(ii).1      Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement
              on Form S-1 (File No. 333-45482)).
     4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's
              Registration Statement on Form S-1 (File No. 333-45482)).
     4.2      Amended and Restated Rights Agreement dated as of August 31,
              2000 (incorporated by reference to Exhibit 4.2 to the
              Company's Registration Statement on Form S-1 (File No.
              333-45482)).
     4.3      Rights Agreement dated as of May 29, 2001 between the
              Company and Mellon Investor Services, LLC. (incorporated by reference to Exhibit 4.1 to the Company's Registration of
              Certain Classes of Securities on Form 8-A (File No.
              0-31857)).
    10.1#     1997 Stock Plan and form of agreements thereunder
              (incorporated by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form S-1 (File No. 333-45482)).
    10.2      Form of Indemnification Agreement between the Company and
              its officers and directors (incorporated by reference to
              Exhibit 10.2 to the Company's Registration Statement on Form
              S-1 (File No. 333-45482)).
    10.3      Lease Agreement dated April 6, 1999 by and between North
              Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
              Form S-1 (File No. 333-45482)).
    10.4      Lease dated June 26, 2000 by and between Renault & Handley
              Employees Investment Co. and the Company (incorporated by
              reference to Exhibit 10.4 to the Company's Registration
              Statement on Form S-1 (File No. 333-45482)).
    10.5#     Alliance Fiber Optic Products, Inc. 2000 Stock Incentive
              Plan (incorporated by reference to Exhibit 10.5 to Amendment
              No. 3 to the Company's Registration Statement on Form S-1
              (File No. 333-45482)).
    10.6#     Alliance Fiber Optic Products, Inc. 2000 Employee Stock
              Purchase Plan (incorporated by reference to Exhibit 10.6 to
              Amendment No. 4 to the Company's Registration Statement on
              Form S-1 (File No. 333-45482)).
    10.7#     Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
              Option Agreement dated May 2, 2000 between Peter C. Chang
              and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement
              on Form S-1 (File No. 333-45482)).
    10.8#     Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
              Option Agreement dated June 15, 2000 between R. David
              Dicioccio and the Company (incorporated by reference to
              Exhibit 10.8 to Amendment No. 1 to the Company's
              Registration Statement on Form S-1 (File No. 333-45482)).
    10.9#     Form of Full Recourse Promissory Note (incorporated by
              reference to Exhibit 10.9 to Amendment No. 1 to the
              Company's Registration Statement on Form S-1 (File No.
              333-45482)).

 EXHIBIT
  NUMBER                        DESCRIPTION OF DOCUMENT
----------                      -----------------------
    10.10#    Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
              Option Agreement dated July 25, 2000 between John M. Harland and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement
              on Form S-1 (File No. 333-45482)).
    10.11#    Agreement and Release of Claim by and between the Company
              and John M. Harland dated August 23, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for
              the Quarter ended September 30, 2001).
    21.1      Subsidiaries of the Company (incorporated by reference to
              Exhibit 21.1 to the Company's Annual Report on Form 10-K).
    23.1*     Consent of PricewaterhouseCoopers LLP, independent
              accountants.
    24.1*     Power of Attorney (see page 55 of this Form 10-K).

---------------
* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

     (d) FINANCIAL STATEMENTS.

         Reference is made to Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: March 21, 2002

                                          By         /s/ PETER C. CHANG
                                            ------------------------------------
                                                       Peter C. Chang
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter C. Chang and Philip J. Rehkemper, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

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

                      NAME                                       TITLE                      DATE
                      ----                                       -----                      ----
               /s/ PETER C. CHANG                 President, Chief Executive Officer   March 21, 2002
------------------------------------------------   (Principal Executive Officer) and
                 Peter C. Chang                                Chairman




            /s/ PHILIP J. REHKEMPER               Chief Financial Officer (Principal   March 21, 2002
------------------------------------------------   Financial and Accounting Officer)
              Philip J. Rehkemper




             /s/ R. DAVID DICIOCCIO                            Director                March 20, 2002
------------------------------------------------
               R. David Dicioccio




               /s/ GWONG-YIH LEE                               Director                March 21, 2002
------------------------------------------------
                 Gwong-Yih Lee




                /s/ JAMES C. YEH                               Director                March 21, 2002
------------------------------------------------
                  James C. Yeh




                /s/ MICHAEL TUNG                               Director                March 20, 2002
------------------------------------------------
                  Michael Tung

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------                      -----------------------
 3(i).1      Amended and Restated Certificate of Incorporation
             (incorporated by reference to Exhibit 3(i).3 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
3(ii).1      Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
    4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
    4.2      Amended and Restated Rights Agreement dated as of August 31,
             2000 (incorporated by reference to Exhibit 4.2 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
    4.3      Rights Agreement dated as of May 29, 2001 between the
             Company and Mellon Investor Services, LLC. (incorporated by reference to Exhibit 4.1 to the Company's Registration of
             Certain Classes of Securities on Form 8-A (File No.
             0-31857)).
   10.1#     1997 Stock Plan and form of agreements thereunder
             (incorporated by reference to Exhibit 10.1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
   10.2      Form of Indemnification Agreement between the Company and
             its officers and directors (incorporated by reference to
             Exhibit 10.2 to the Company's Registration Statement on Form
             S-1 (File No. 333-45482)).
   10.3      Lease Agreement dated April 6, 1999 by and between North
             Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
             Form S-1 (File No. 333-45482)).
   10.4      Lease dated June 26, 2000 by and between Renault & Handley
             Employees Investment Co. and the Company (incorporated by
             reference to Exhibit 10.4 to the Company's Registration
             Statement on Form S-1 (File No. 333-45482)).
   10.5#     Alliance Fiber Optic Products, Inc. 2000 Stock Incentive
             Plan (incorporated by reference to Exhibit 10.5 to Amendment
             No. 3 to the Company's Registration Statement on Form S-1
             (File No. 333-45482)).
   10.6#     Alliance Fiber Optic Products, Inc. 2000 Employee Stock
             Purchase Plan (incorporated by reference to Exhibit 10.6 to
             Amendment No. 4 to the Company's Registration Statement on
             Form S-1 (File No. 333-45482)).
   10.7#     Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated May 2, 2000 between Peter C. Chang
             and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
   10.8#     Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated June 15, 2000 between R. David
             Dicioccio and the Company (incorporated by reference to
             Exhibit 10.8 to Amendment No. 1 to the Company's
             Registration Statement on Form S-1 (File No. 333-45482)).
   10.9#     Form of Full Recourse Promissory Note (incorporated by
             reference to Exhibit 10.9 to Amendment No. 1 to the
             Company's Registration Statement on Form S-1 (File No.
             333-45482)).
   10.10#    Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock
             Option Agreement dated July 25, 2000 between John M. Harland and the Company (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement
             on Form S-1 (File No. 333-45482)).
   10.11#    Agreement and Release of Claim by and between the Company
             and John M. Harland dated August 23, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for
             the Quarter ended September 30, 2001).
   21.1      Subsidiaries of the Company (incorporated by reference to
             Exhibit 21.1 to the Company's Annual Report on Form 10-K).

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT
---------                      -----------------------
   23.1*     Consent of PricewaterhouseCoopers LLP, independent
             accountants.
   24.1*     Power of Attorney (see page 55 of this Form 10-K).

---------------
* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.