Form 10-Q
period 2002-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2002-05-03
CIK 1122342

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

                  For the Quarterly Period Ended March 31, 2002

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-31857

                  ALLIANCE FIBER OPTIC PRODUCTS, INC.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


              Delaware                            77-0554122
-----------------------------------         ----------------------
  (State or other jurisdiction of              (I.R.S. employer
   Incorporation or organization)           identification number)


         735 North Pastoria Avenue, Sunnyvale, California 94085
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices) (Zip Code)

   Registrant's telephone number, including area code: (408) 736-6900


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On April 22, 2002, 35,304,274 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX

                                                                                  Page
                                                                                  ----
Part I:  Financial Information................................................      1

    Item 1:  Financial Statements.............................................      1

        Consolidated Balance Sheets at December 31, 2001 and March
           31, 2002...........................................................      1

        Consolidated Statements of Operations for the Three Months
           Ended March 31, 2001 and 2002......................................      2

       Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2002......................................      3

        Notes to Consolidated Financial Statements............................      4

    Item 2:  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................      9

    Item 3:  Quantitative and Qualitative Disclosures About Market
        Risk and Interest Rate Risk...........................................     25

Part II:  Other Information...................................................     26

    Item 6:  Exhibits and Reports on Form 8-K.................................     26

Signature.....................................................................     27


                       PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


               ALLIANCE FIBER OPTIC PRODUCTS, INC.

                   CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE DATA)

                           (UNAUDITED)

                                                                                DEC. 31,     MARCH 31,
                                                                                  2001         2002
                                                                                ---------    ---------
ASSETS

Current assets:

    Cash and cash equivalents                                                   $  16,947    $   5,594
    Short-term investments                                                         33,118       42,335
    Accounts receivable, net                                                        2,645        2,078
    Inventories, net                                                                7,419        5,211
    Prepaid expense and other current assets                                        1,291        1,359
                                                                                ---------    ---------
         Total current assets                                                      61,420       56,577

Property and equipment, net                                                         7,381        7,146
Other assets                                                                          575          598
                                                                                ---------    ---------
         Total assets                                                           $  69,376    $  64,321
                                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $   1,425    $   1,300
    Income tax payable                                                                153          153
    Accrued expenses                                                                1,666        1,925
                                                                                ---------    ---------
         Total current liabilities                                                  3,244        3,378

Long-term liabilities                                                                 182          206
                                                                                ---------    ---------
         Total liabilities                                                          3,426        3,584
                                                                                ---------    ---------

Commitments and contingencies (Note 8)

Stockholders' equity:
    Common stock, $0.001 par value: 250,000,000 shares authorized at December
         31, 2001 and March 31, 2002; and 35,409,524 and 35,290,524 shares issued and outstanding at December 31, 2001 and March 31, 2002,
         respectively                                                                  35           35
    Additional paid-in-capital                                                    108,755      107,604
    Receivables from stockholders                                                  (1,749)      (1,524)
    Deferred stock-based compensation                                              (7,261)      (5,731)
    Accumulated deficit                                                           (33,709)     (39,400)
    Accumulated other comprehensive loss                                             (121)        (247)
                                                                                ---------    ---------
    Stockholders' equity                                                           65,950       60,737
                                                                                ---------    ---------
         Total liabilities and stockholders' equity                             $  69,376    $  64,321
                                                                                =========    =========


              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

        ALLIANCE FIBER OPTIC PRODUCTS, INC.

       CONSOLIDATED STATEMENTS OF OPERATIONS

       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                    (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                    2001            2002
                                                  --------       --------
Revenues                                          $  7,369       $  3,532

Cost of revenues                                     4,557          5,169
Non-cash compensation charge                           485           (215)
                                                  --------       --------
      Total cost of revenues                         5,042          4,954
                                                  --------       --------
      Gross profit (loss)                            2,327         (1,422)
                                                  --------       --------

Operating expenses:
      Research and development                       1,674          2,110
      Non-cash compensation charge                   1,247            270
                                                  --------       --------
           Total research and development            2,921          2,380

      Sales and marketing                              809            919
      Non-cash compensation charge                     293             71
                                                  --------       --------
           Total sales and marketing                 1,102            990

      General and administrative                       959            836
      Non-cash compensation charge                     981            376
                                                  --------       --------
           Total general and administrative          1,940          1,212
                                                  --------       --------
           Total operating expenses                  5,963          4,582
                                                  --------       --------
Loss from operations                                (3,636)        (6,004)
Interest and other income, net                         983            313
                                                  --------       --------
Loss before income taxes                            (2,653)        (5,691)
Income tax provision                                   123           --
                                                  --------       --------
Net loss                                          $ (2,776)      $ (5,691)
                                                  ========       ========
Net loss per share:
           Basic and diluted                      $  (0.09)      $  (0.17)
                                                  ========       ========
Shares used in computing net loss per share:
           Basic and diluted                        31,876         34,362
                                                  ========       ========



              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

          ALLIANCE FIBER OPTIC PRODUCTS, INC.

         CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (IN THOUSANDS)

                      (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2001           2002
                                                                  --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                      $ (2,776)      $ (5,691)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                                     420            334
      Amortization of deferred compensation                          3,006            502
      Provision for inventory                                         --            2,208
      Changes in assets and liabilities:
         Accounts receivable, net                                      788            566
         Inventories, net                                           (3,579)            (8)
         Prepaid expenses and other assets                              60            (91)
         Accounts payable                                               32           (127)
         Income tax payable                                            121           --
         Accrued expenses                                                6            257
         Other long-term liabilities                                   (24)            29
         Minority interest                                               6             (5)
                                                                  --------       --------
                Net cash used in operating activities               (1,940)        (2,026)
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of short-term investments                                 (92)        (9,330)
    Purchase of property and equipment                              (2,684)           (99)
                                                                  --------       --------
                Net cash used in investing activities               (2,776)        (9,429)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from the exercise of common stock options                  29             15
    Proceeds from the repayment of notes receivable                   --              225
    Repurchase of common stock                                        --             (138)
                                                                  --------       --------
                Net cash provided by financing activities               29            102
                                                                  --------       --------

Effect of exchange rate changes on cash and cash equivalents           (18)          --
                                                                  --------       --------
Net decrease in cash and cash equivalents                           (4,705)       (11,353)
Cash and cash equivalents at beginning of period                    42,548         16,947
                                                                  --------       --------
Cash and cash equivalents at end of period                        $ 37,843       $  5,594
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

BASIS OF PRESENTATION

            The consolidated financial information as of March 31, 2002 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented. The December 31, 2001 balance sheet was derived from audited financial statements on that date.

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

        These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K, as filed on March 27, 2002 with the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any future periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations"; and SFAS No. 142, "Goodwill and Other Intangible Assets". The Statements:

    - Prohibit the use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

    - Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized.

    - Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment on an annual basis using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is the same level as, or one level below, an operating segment.

        SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these new Statements did not have a material effect on the Company's Consolidated Financial Statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

2. INVENTORIES (IN THOUSANDS)

                                                     DEC. 31,   MARCH 31,
                                                       2001       2002
                                                     -------    --------
Inventories, net:
   Finished goods                                    $ 3,241    $ 3,109
   Work-in-process                                     5,977      5,826
   Raw materials                                       2,966      2,842
   Less: Reserve for excess and obsolete inventory    (4,765)    (6,566)
                                                     -------    -------
                                                     $ 7,419    $ 5,211
                                                     =======    =======



3.  PROVISION FOR INVENTORY

        Due to the continued adverse effects of the industry slowdown and the current economic outlook, in the quarter ended March 31, 2002 the Company determined that future demand for its DWDM-related products would be lower than expected and, therefore, an additional inventory reserve of $1.2 million was recorded in accordance with the Company's policy of reserving against inventory levels in excess of future demand for each specific product.

        Due to the rapid technological change in the industry, the Company recorded an additional inventory reserve of $1.0 million relating to obsolete OPMS products during the quarter ended March 31, 2002.

4.  NET LOSS PER SHARE

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of shares of common stock subject to repurchase and common stock issuable upon the exercise of stock options.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ---------------------------
                                                                            2001           2002
                                                                          --------      --------
     Numerator:
       Net loss                                                           $ (2,776)     $ (5,691)
                                                                          ========      ========

     Denominator:
       Shares used in computing net loss per share:

        Weighted average of common shares outstanding                       33,966        35,423
        Less: Weighted average of shares subject to repurchase              (2,090)       (1,061)
                                                                          --------      --------
        Basic and diluted                                                   31,876        34,362
                                                                          ========      ========

     Net loss per share:
        Basic and diluted                                                 $  (0.09)     $  (0.17)
                                                                          ========      ========

     Anti-dilutive securities, including options to purchase Common
        Stock and shares subject to repurchase, not included in
        net loss per share calculation                                       4,289            71
                                                                          ========      ========



5. COMPREHENSIVE LOSS

        The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for the reporting and disclosure of comprehensive income and its components; however, the disclosure had no impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net loss and comprehensive loss for the Company is due to foreign exchange translations adjustments and unrealized gain (loss) on available-for-sale securities.

        The components of comprehensive loss are as follows (in thousands):


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                        2001          2002
                                                      -------       -------
Net loss                                              $(2,776)      $(5,691)
Cumulative translation adjustments                        (36)          (13)
Unrealized gain (loss) on short-term investments          173          (113)
                                                      -------       -------
      Total comprehensive loss                        $(2,639)      $(5,817)
                                                      =======       =======


6. CONCENTRATION OF CERTAIN RISKS

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

        For the quarter ended March 31, 2001, one customer accounted for 15% of the Company's accounts receivable. For the quarter ended March 31, 2002, two customers each accounted for 11% of the Company's accounts receivable.

        For the quarter ended March 31, 2001, two customers accounted for 12% and 10% of the Company's revenues, respectively. For the quarter ended March 31, 2002, no customer accounted for 10% or more of the Company's revenues.

          Certain components used in manufacturing the Company's products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

7. GEOGRAPHIC SEGMENT INFORMATION

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company's revenues generated from, and identifiable assets situated in, geographic segments (in thousands):


                      THREE MONTHS ENDED MARCH 31,
                      ----------------------------
                           2001        2002
                         -------      -------
REVENUES
    United States        $ 6,374      $ 3,270
    Taiwan                   995          262
                         -------      -------
                         $ 7,369      $ 3,532
                         =======      =======


                         DEC. 31,     MARCH 31,
                           2001        2002
                         -------      --------
IDENTIFIABLE ASSETS
    United States        $60,503      $56,163
    Taiwan                 8,554        7,651
    China                    319          507
                         -------      -------
       Total             $69,376      $64,321
                         =======      =======



8. COMMITMENTS AND CONTINGENCIES

        From time to time, the Company may be involved in litigation in the normal course of business. Management believes that the outcome of such matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        The Company leases certain office space under long-term operating leases expiring at various dates through 2004. Total lease expenses under these operating leases were $380,000 and $499,000 for the quarters ended March 31, 2001 and March 31, 2002, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words "expects," "anticipates," "believes", "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to critical accounting policies, our sources of revenue, anticipated revenue levels, our net losses and negative cash flow, the fluctuation of our cost of revenues as a percentage of revenues, our net losses, the amount and mix of our anticipated expenditures and expenses, increase or decrease of our expenses or expenditures in absolute dollars or as a percentage of revenue, our competitive advantage, our ability to compete, the sources of our competition, the necessary expenditures to remain competitive, our plans to expand our product development efforts, the use of excess inventory for which we took a charge, our reliance on our OPMS products, our future growth and future revenues being dependent on our DWDM products, our success being tied to relationships with key customers, our plans to expand our operations domestically and internationally, our increased expenses if demand for our products increases, our plans to hire additional employees, our deferred stock-based compensation, the adequacy of our capital resources, our plans for operating in China, the impact of recent accounting pronouncements, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our ability to maintain appropriate inventory levels, factors that affect a customer's decision to choose a supplier, our patent applications and intellectual property, an increase in patent infringement claims, our exposure to currency rate fluctuations, our need for additional financing, investments of our existing cash, our exposure to interest rate risk, and the continued denomination of our international revenues in predominately United States dollars, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, the development of the market for our DWDM products, a further decrease in spending by telecommunications companies, increased competition or consolidation in our industry, our ability to license intellectual property, industry overcapacity, financial stability in foreign markets and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2001.

        The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of our financial conditions and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Our inventory write-downs for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the excess and estimated market values are based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on reduced demand and revenue projections for our DWDM-related products and the rapid technological change for our OPMS products, we took a charge of $2.2 million for excess DWDM-related and obsolete OPMS inventory in the quarter ended March 31, 2002. In the quarter ended June 30, 2001, we took a charge of $6.5 million for excess DWDM inventory.

        We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected or historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for the overall business, and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the quarter ended June 30, 2001, we recorded an impairment charge of $5.2 million for the property and equipment used to manufacture our DWDM-related products.

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

OVERVIEW

        We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our Optical Path Management Solution, or OPMS. We also distributed a cable television transmission product line, which we discontinued in 1997. Since 1997, we have broadened our OPMS product line which now includes attenuators and fused fiber products. Most of these new products were introduced between 1997 and 2000. In early 1999, we started developing our dense wavelength division multiplexing, or DWDM, and other wavelength management products, forming a new product line based in part on our proprietary technology. We started selling our DWDM devices in July 2000. Since introduction, sales of DWDM-related products have been less than expected, leading to additional inventory reserves.

        From our inception through March 31, 2002, we derived substantially all of our revenues from our OPMS product line. Our DWDM-related products contributed revenues of $901,000, $408,000 and $81,000 for the quarters ended March 31, 2001, December 31, 2001 and March 31, 2002, respectively. In the quarters ended March 31 and December 31, 2001, our top 10 customers comprised of 55.6% and 57.6% of our revenues, respectively. In the quarter ended March 31, 2002, our top 10 customers comprised of 52.9% of our revenues. For the quarter ended March 31, 2001, two customers accounted for 12% and 10% of our revenues, respectively. For the quarters ended December 31, 2001 and March 31, 2002, no customer accounted for 10% or more of revenues.

        We market and sell our products predominantly through our direct sales force, which we began building in early 1998. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. The percentage of our revenues derived from sales outside of North America was 19.8%, 20.6%, and 7.4% for the quarters ended March 31, 2001, December 31, 2001 and March 31, 2002, respectively.

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

        Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We plan to expand our product development efforts, but due to the slowdown in business, we expect our research and development expenses to decrease in absolute dollars in the foreseeable future.

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We intend to expand our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that any increased expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers. We believe that continued investment in sales and marketing functions is critical to our success, but due to the slowdown in business, we expect these expenses to slightly decrease in absolute dollars in the foreseeable future.

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect these expenses to be relatively flat in absolute dollars as we continue to monitor the costs incurred through the growth of our business and our operations.

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $24.4 million in stockholders' equity through December 31, 2001, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance of $5.7 million as of March 31, 2002 will be amortized on an accelerated basis over the vesting periods of the option grants, which are generally four years.

        In March 2002, upon the resignation of Mr. Gregory W. Barnes as our Vice President of Operations, we repurchased from Mr. Barnes 163,000 shares of our common stock, which represent the unvested portion of two stock option grants that Mr. Barnes early exercised in June and September 2000. In connection with Mr. Barnes' early exercise of these options, we issued two promissory notes in the principal amount of $125,000 and $100,000. The notes and the interest that accrued at the rate of 6.5% per annum were settled in full in March 2002.

RESULTS OF OPERATIONS

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001          2002
                                                   ------       ------
Revenues                                           100.0%       100.0%

Cost of revenues:                                   61.8        146.3
Non-cash compensation charge                         6.6         (6.1)
                                                   -----        -----
      Total cost of revenues                        68.4        140.3
                                                   -----        -----

      Gross profit (loss)                           31.6        (40.3)
                                                   -----        -----

Operating expenses:
      Research and development:                     22.7         59.7
      Non-cash compensation charge                  16.9          7.6
                                                   -----        -----
           Total research and development           39.6         67.4

      Sales and marketing:                          11.0         26.0
      Non-cash compensation charge                   4.0          2.0
                                                   -----        -----
           Total sales and marketing                15.0         28.0

      General and administrative:                   13.0         23.7
      Non-cash compensation charge                  13.3         10.6
                                                   -----        -----
           Total general and administrative         26.3         34.3
                                                   -----        -----
           Total operating expenses                 80.9        129.7
                                                   -----        -----
Loss from operations                               (49.3)      (170.0)
Interest and other income, net                      13.3          8.9
                                                   -----        -----
Loss before income taxes                           (36.1)      (161.2)
Income tax provision                                 1.7          --
                                                   -----        -----
Net loss                                           (37.8%)     (161.2%)
                                                   ======       ======



        Revenues. Revenues were $7.4 million and $3.5 million for the three months ended March 31, 2001 and 2002, respectively. Revenues decreased 52.1% from the quarter ended March 31, 2001 to the same period in 2002 due primarily to an overall slowdown in the telecommunications industry and decreased sales of our OPMS products. Revenues from our DWDM-related products were $901,000 and $81,000 for the three months ended March 31, 2001 and 2002, respectively.

        Gross Profit (Loss). Gross profit (loss), including non-cash compensation expense, decreased in absolute dollars from $2.3 million, or 31.6% of revenues, for the three months ended March 31, 2001 to a loss of $1.4 million, or negative 40.3% of revenues, for the same period in 2002. Excluding non-cash compensation expense, gross profit decreased from $2.8 million, or 38.2% of revenues, for the three months ended March 31, 2001, to a loss of $1.6 million, or negative 46.3% of revenues, for the same period in 2002. The decrease in margins was primarily due to an increase in inventory reserve, lower product volumes, and a shift in product mix in our OPMS product line.

        During the first quarter of 2002, the Company increased its inventory reserve by $2.2 million. This reserve was increased to cover both obsolete and excess material. During the quarter, we determined that OPMS inventory valued at $1.0 million no longer met current customer specifications and was deemed to be obsolete. Also, due to an unforeseeable and significant decrease in demand for our DWDM related products, inventory levels exceeded our requirements based on current sales forecasts. As a result of this decline in demand, an excess inventory charge for DWDM related products totaling $1.2 million was taken during the quarter. This excess inventory charge was calculated based on the inventory levels in excess of the future demand for each specific product. We do not anticipate that the excess inventory subject to this provision will be used at a later date based on our current demand forecast.

        We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and unabsorbed overhead. The anticipated growth of our DWDM product sales has been significantly impacted by the overall industry slowdown. With the additional inventory reserve in the first quarter of 2002, we had approximately $1.7 million in DWDM-related inventory on hand at March 31, 2002. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory reserves in future periods if the decrease in demand continues.

        Research and Development Expenses. Research and development expenses, including non-cash compensation expense, decreased from $2.9 million, or 39.6% of revenues, for the three months ended March 31, 2001 to $2.4 million, or 67.4% of revenues, for the same period in 2002. Excluding non-cash compensation expense, research and development expenses increased from $1.7 million, or 22.7% of revenues, for the three months ended March 31, 2001 to $2.1 million, or 59.7% of revenues, for the same period in 2002. Excluding non-cash compensation expense, this increase in absolute dollars was primarily due to costs related to the development of new products and increases in the number of research and development personnel and related costs. We expect our quarterly research and development expenses to decline in absolute dollars from first quarter levels throughout the remaining quarters of 2002.

        Sales and Marketing Expenses. Sales and marketing expenses, including non-cash compensation expense, decreased from $1.1 million, or 15.0% of revenues, for the three months ended March 31, 2001 to $990,000, or 28.0% of revenues, for the same period in 2002. Excluding non-cash compensation expense, sales and marketing expenses increased from $809,000, or 11.0% of revenues, for the three months ended March 31, 2001 to $919,000, or 26.0% of revenues, for the three months ended March 31, 2002. This increase was due to the continued expansion of our sales and marketing efforts including the introduction and promotion of new products in the first quarter of 2002. We expect our quarterly sales and marketing expenses to decline slightly in absolute dollars throughout the remaining quarters of 2002.

        General and Administrative Expenses. General and administrative expenses, including non-cash compensation expense, decreased in absolute dollars from $1.9 million, or 26.3% of revenues, for the three months ended March 31, 2001 to $1.2 million, or 34.3% of revenues, for the same period in 2002. Excluding non-cash compensation expense, general and administrative expenses decreased from $959,000, or 13.0% of revenues, for the three months ended March 31, 2001 to $836,000, or 23.7% of revenues, for the same period in 2002. The decrease was primarily due to internal cost control. We expect our quarterly general and administrative expenses to be relatively flat in absolute dollars throughout the remaining quarters of 2002.

        Interest and Other Income, Net. Interest and other income, net, was $983,000 and $313,000 for the three months ended March 31, 2001 and 2002, respectively. The decrease in absolute dollars from 2001 to 2002 was the result of significantly lower applicable interest rates.

        Income Taxes. Income tax was $123,000 the three months ended March 31, 2001. The income tax expense in the first quarter of 2001 was the result of taxable income from our Taiwan subsidiary. There was no provision for income tax in the first quarter of 2002 as there was no taxable income recorded.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At March 31, 2002, we had cash and cash equivalents of $5.6 million and short-term investments of $42.3 million.

        Net cash used in operating activities was $2.0 million for the three months ended March 31, 2002 and was primarily due to our net loss of $5.7 million, partially offset by the provision for excess inventories of $2.2 million.

        Cash used in investing activities was $2.8 million and $9.4 million for the three months ended March 31, 2001 and 2002, respectively. In the three months ended March 31, 2001, $2.7 million was used to purchase equipment to support our DWDM-related products. In the three months ended March 31, 2002, $9.3 million was invested in high-grade, short-term investments, while $99,000 was used to acquire property and equipment.

        Cash generated by financing activities was $29,000 and $102,000 for the three months ended March 31, 2001 and 2002, respectively, resulting from proceeds from exercise of options to purchase common stock. For the three months ended March 31, 2002, cash generated also included net proceeds from the repayment of notes receivable of $87,000.

        In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $797,000 and leased 27,000 square feet of space for manufacturing in China. In April 2001 we entered into a lease but cancelled it, without penalty, in the third quarter of 2001. As of March 31, 2002, we had a lease for a facility in the Shenzhen area totaling approximately 12,000 square feet, which will expire in December 2002. The future minimum lease payments under our operating leases are as follows:


Nine months ending December 31, 2002      $1,316
Years ending December 31,:
       2003                                1,883
       2004                                1,055
                                          ------
Total                                     $4,254
                                          ======


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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two Statements: Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations"; and SFAS No. 142, "Goodwill and Other Intangible Assets". The Statements:

    - Prohibit the use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

    - Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized.

    - Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment on an annual basis using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is the same level as, or one level below, an operating segment.

        SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of these new Statements did not have a material effect on the Company's Consolidated Financial Statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. The Company adopted SFAS No. 144 in the first quarter of 2002. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.



                         FACTORS THAT MAY AFFECT RESULTS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE TO ACHIEVE AND SUSTAIN PROFITABILITY.

        We incurred operating losses of approximately $2.8 million and $5.7 million in the first quarter of fiscal 2001 and 2002, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of March 31, 2002, we had an accumulated deficit of approximately $39.4 million.

        Although we are currently experiencing decreased demand for our products and are not currently expanding our manufacturing capacity, we are hopeful that demand for our products will increase in the future. If this happens, we expect we will incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, our increasing operating expenses, the rate at which competition in our industry intensifies, and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

OUR OPTICAL PATH MANAGEMENT SOLUTION (OPMS) PRODUCTS HAVE HISTORICALLY REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUES, AND IF WE ARE UNSUCCESSFUL IN COMMERCIALLY SELLING OUR DWDM-RELATED PRODUCTS, OUR BUSINESS WILL BE SERIOUSLY HARMED.

        Sales of our OPMS products accounted for over 97% of our revenues in the quarter ended March 31, 2002 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In the quarter ended March 31, 2002, we determined that OPMS inventory of $1.0 million no longer met current customer specifications and was deemed to be obsolete. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products declined sharply starting in mid fiscal 2001 and continued to decline in the first quarter of 2002. Based on the reduced demand and reduced revenue projections for this product line, we took a charge of $6.5 million against excess DWDM in the quarter ended June 30, 2001 and a charge of $1.2 million against excess DWDM-related inventory in the quarter ended March 31, 2002. If demand for these products does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory currently on our books.

WE ARE EXPERIENCING A DECREASE IN MARKET DEMAND DUE TO A RECESSION IN THE UNITED STATES AS THE SLUMPING ECONOMY IS FURTHER STYMIED BY THE RECENT OUTBREAK OF INTERNATIONAL TERRORISM, WAR AND POLITICAL INSTABILITY.

        The United States economy experienced a significant slowdown in consumption and demand for most of 2001 as well as the start of 2002. The September 11, 2001 terrorist attacks could have contributed to the further slowdown of the already slumping market demand for goods, including fiber optics equipment. We may experience further decreases in the demand for our products due to a recession as the fiber optics industry copes with the effects of terrorism, war and political instability. Even if the general economy experiences a mild recovery, the activity of United States telecommunications industry may lag behind the recovery of the overall United States economy.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET AND IF WE FAIL TO DO SO, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY DECLINE.

        The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1. As of March 31, 2002, our stock price closed at $0.99. Also, effective November 1, 2002, we will also have to comply with the Nasdaq National Market's revised quantitative maintenance criteria including a new minimum requirement of $10 million in stockholders' equity. There can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of The Nasdaq National Market's rules in the future. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

        The downturn in the economy has affected the telecommunications industry. Telecommunications companies have cut back on their capital expenditure budgets, which has decreased and may continue to further decrease demand for equipment and parts, including our products. This decrease has had and may continue to have an adverse effect on the demand for fiber optic products and negatively impact the growth of our customer base.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and continuing to date. Additionally, we implemented a reduction in force to reduce employees during the second and third quarter of 2001 to match our operations to this decreased demand for our products. As of March 31, 2002, we had a total of 139 full-time employees in Sunnyvale, California, 196 full-time employees in Taiwan, and 30 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

BECAUSE OF THE TIME IT TAKES TO DEVELOP FIBER OPTIC COMPONENTS, WE INCUR SUBSTANTIAL EXPENSES FOR WHICH WE MAY NOT EARN ASSOCIATED REVENUES.

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $1.7 million and $2.1 million for the quarters ended March 31, 2001 and 2002, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess and obsolete inventory in the quarters ended June 30, 2001 and March 31, 2002. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer's requirements may be underutilized in a subsequent quarter.

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

        In order to continue to expand our product offerings both in the United States and abroad, we must hire a number of research and development personnel. In addition, in order to continue strengthening our research and development efforts in the United States, we must hire additional manufacturing and research and development personnel. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. We may have difficulty hiring skilled engineers at our manufacturing facility in Taiwan. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

        Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may continue to decline and would adversely affect our revenues. Additionally, if growth in demand for our products exceeds the demand for our customers' products, our customers may experience an oversupply of inventory and decrease orders of our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the long-haul, metropolitan, last mile, and enterprise access segments of the networks. Decreased spending by telecommunications companies over the last year has resulted in decreased demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Recent declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices.

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

        The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the long-haul, metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

    - the education of potential end-user customers and network service providers about the benefits of optical networks; and

    - the continued growth of the long-haul, metropolitan, last mile, and enterprise access segments of the communications network.

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

        For the year ended December 31, 2001 and the three months ended March 31, 2002, sales to customers located outside of North America were 17.8% and 7.4% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

INTEREST RATE SENSITIVITY

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2002, $5.6 million, or 11.7% of our investments, had maturities of less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

                           PART II: OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               10.1 Employment Offer Letter to Phil Rehkemper dated November 14, 2001.

        (b)    Reports on Form 8-K.

        The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2002 as follows:

        (i) Current Report on Form 8-K, filed February 20, 2002, reporting under Item 5, the May 17, 2002 date for the Company's 2002 Annual Meeting of Stockholders.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated:  May 3, 2002

                         ALLIANCE FIBER OPTIC PRODUCTS, INC.



                         By                    /s/ Philip J. Rehkemper
                             -----------------------------------------
                                          Philip J. Rehkemper
                                        Chief Financial Officer
                          (Principal Financial and Accounting Officer and Duly
                                         Authorized Signatory)

                               INDEX TO EXHIBITS

10.1    Employment Offer Letter to Phil Rehkemper dated November 14, 2001.