Form 10-Q
period 2002-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2002-08-13
CIK 1122342

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

                  For the Quarterly Period Ended June 30, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-31857

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                            77-0554122
  -------------------------------           ----------------------
  (State or other jurisdiction of              (I.R.S. employer
   Incorporation or organization)           identification number)


             735 North Pastoria Avenue, Sunnyvale, California 94085
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (408) 736-6900

                              --------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 6, 2002, 35,516,829 shares of the Registrant's Common Stock, $0.001 par value per share, were outstanding.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I:  Financial Information................................................      1

    Item 1:  Financial Statements.............................................      1

        Consolidated Balance Sheets at December 31, 2001 and June                   1
           30, 2002...........................................................

        Consolidated Statements of Operations for the Three and                     2
           Six Months Ended June 30, 2001 and 2002............................

        Consolidated Statements of Cash Flows for the Six Months                    3
           Ended June 30, 2001 and 2002.......................................

        Notes to Consolidated Financial Statements............................      4

    Item 2:  Management's Discussion and Analysis of Financial                      7
        Condition and Results of Operations...................................

    Item 3:  Quantitative and Qualitative Disclosures About Market                  23
        Risk and Interest Rate Risk...........................................

Part II:  Other Information...................................................      24

    Item 4:  Submission of Matters to a Vote of Security Holders..............      24

    Item 6:  Exhibits and Reports on Form 8-K.................................      24

Signatures....................................................................      25

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DEC. 31,        JUNE 30,
                                                                             2001            2002
                                                                          ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents                                             $  16,947       $  10,305
    Short-term investments                                                   33,118          36,049
    Accounts receivable, net                                                  2,645           1,680
    Inventories, net                                                          7,419           4,470
    Prepaid expense and other current assets                                  1,106           1,143
                                                                          ---------       ---------
         Total current assets                                                61,235          53,647
Property and equipment, net                                                   7,381           6,036
Other assets                                                                    575             411
                                                                          ---------       ---------
         Total assets                                                     $  69,191       $  60,094
                                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $   1,425       $   1,315
    Income tax payable                                                          153             140
    Accrued expenses                                                          1,666           1,914
                                                                          ---------       ---------
         Total current liabilities                                            3,244           3,369
Long-term liabilities                                                           182             241
                                                                          ---------       ---------
         Total liabilities                                                    3,426           3,610
                                                                          ---------       ---------
Commitments and contingencies (Note 8)

Stockholders' equity:
    Common stock, $0.001 par value: 250,000,000 shares authorized at
      December 31, 2001 and June 30, 2002; and 35,409,524 and
      35,508,579 shares issued and outstanding at December 31, 2001
         and June 30, 2002, respectively                                         35              36
    Additional paid-in-capital                                              108,755         106,603
    Receivables from stockholders                                            (1,934)         (1,730)
    Deferred stock-based compensation                                        (7,261)         (4,431)
    Accumulated deficit                                                     (33,709)        (43,896)
    Accumulated other comprehensive loss                                       (121)            (98)
                                                                          ---------       ---------
    Stockholders' equity                                                     65,765          56,484
                                                                          ---------       ---------
         Total liabilities and stockholders' equity                       $  69,191       $  60,094
                                                                          =========       =========

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   -------------------------
                                                       2001            2002         2001            2002
                                                   ----------       ----------   ----------       ---------
Revenues                                             $  4,568       $  3,665       $ 11,937       $  7,197

Cost of revenues                                       15,267          4,859         19,824         10,028
Stock-based compensation charge                           427            (70)           912           (285)
                                                     --------       --------       --------       --------
     Total cost of revenues                            15,694          4,789         20,736          9,743
                                                     --------       --------       --------       --------
     Gross profit (loss)                              (11,126)        (1,124)        (8,799)        (2,546)
                                                     --------       --------       --------       --------
Operating expenses:
     Research and development                           1,784          1,966          3,458          4,077
     Stock-based compensation charge                    1,275            250          2,522            520
                                                     --------       --------       --------       --------
          Total research and development                3,059          2,216          5,980          4,597
     Sales and marketing                                  733            746          1,542          1,665
     Stock-based compensation charge                      292           (200)           585           (129)
                                                     --------       --------       --------       --------
          Total sales and marketing                     1,025            546          2,127          1,536
     General and administrative                         1,148            930          2,107          1,753
     Stock-based compensation charge                      755            156          1,736            532
                                                     --------       --------       --------       --------
          Total general and administrative              1,903          1,086          3,843          2,285
                                                     --------       --------       --------       --------
          Total operating expenses                      5,987          3,848         11,950          8,418
                                                     --------       --------       --------       --------
Loss from operations                                  (17,113)        (4,972)       (20,749)       (10,964)
Interest and other income, net                            636            486          1,619            799
                                                     --------       --------       --------       --------
Loss before income taxes                              (16,477)        (4,486)       (19,130)       (10,165)
Income tax provision                                        3             10            126             22
                                                     --------       --------       --------       --------
Net loss                                             $(16,480)      $ (4,496)      $(19,256)      $(10,187)
                                                     ========       ========       ========       ========
Net loss per share:
          Basic and diluted                          $  (0.50)      $  (0.13)      $  (0.59)      $  (0.30)
                                                     ========       ========       ========       ========
Shares used in computing net loss per share:

          Basic and diluted                            32,987         34,546         32,809         34,455
                                                     --------       --------       --------       --------

   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     2001           2002
                                                                  --------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(19,256)      $(10,187)
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                                     974            832
      Amortization of stock-based compensation                       5,755            638
      Impairment/write down in property and equipment                5,200            972
      Provision for inventory                                        6,543          3,157
      Interest income receivable                                        --            (20)
      Changes in assets and liabilities:
         Accounts receivable, net                                    2,423            966
         Inventories, net                                           (6,185)          (168)
         Prepaid expenses and other assets                             (17)           131
         Accounts payable                                             (577)           (97)
         Income tax payable                                            (79)           (13)
         Accrued expenses                                             (133)           260
         Other long-term liabilities                                   (20)            60
                                                                  --------       --------
                Net cash used in operating activities               (5,372)        (3,469)
                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                             (11,848)        (2,988)
    Purchase of property and equipment                              (4,320)          (459)
                                                                  --------       --------
                Net cash used in investing activities              (16,168)        (3,447)
                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock under ESPP                  210            151
    Proceeds from the exercise of common stock options                  71             28
    Proceeds from the repayment of notes receivable                     --             88
                                                                  --------       --------
                Net cash provided by financing activities              281            267
                                                                  --------       --------
Effect of exchange rate changes on cash and cash equivalents             4              7
                                                                  --------       --------
Net decrease in cash and cash equivalents                          (21,255)        (6,642)
Cash and cash equivalents at beginning of period                    42,548         16,947
                                                                  --------       --------
Cash and cash equivalents at end of period                        $ 21,293       $ 10,305
                                                                  ========       ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Repurchase of common stocks via cancellation
    of notes receivable from stockholders                         $     --       $    116
                                                                  ========       ========


   The accompanying notes are an integral part of these Consolidated Financial
                                   Statements.

                       ALLIANCE FIBER OPTIC PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. THE COMPANY

        Alliance Fiber Optic Products, Inc. (the "Company") was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company's headquarters is in Sunnyvale, California and it has operations in Taiwan and China.

2. BASIS OF PRESENTATION

            The consolidated financial information as of June 30, 2002 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K, as filed on March 27, 2002 with the Securities and Exchange Commission ("SEC"). The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any future periods.

        Certain reclassifications have been made to amounts reported in prior periods, none of which affect the Company's financial position, results of operations, or cash flows.

3. INVENTORIES (IN THOUSANDS)

                                                        DEC. 31,      JUNE 30,
                                                          2001          2002
                                                        --------      --------
INVENTORIES
   Finished goods                                       $ 3,241       $ 2,534
   Work-in-process                                        5,977         5,389
   Raw materials                                          2,966         2,872
   Less: Reserve for excess and obsolete inventory       (4,765)       (6,325)
                                                        -------       -------
                                                        $ 7,419       $ 4,470
                                                        =======       =======

4. WRITE DOWN OF PROPERTY AND EQUIPMENT

        Certain of the Company's equipment and machinery located in Taiwan for the production of fused fiber products were determined to be non-functional or damaged. Accordingly, the Company recorded a write down charge of approximately $1 million in the three months ended June 30, 2002 for this non-functional or damaged equipment and machinery.

5. NET LOSS PER SHARE

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of shares of common stock subject to repurchase and common stock issuable upon the exercise of stock options. As the Company is in a net loss position, diluted net loss per share is the same as basic net loss per share.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

                                                                        THREE MONTHS                  SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                                   -----------------------       -----------------------
                                                                     2001           2002           2001           2002
                                                                   --------       --------       --------       --------
Numerator:
  Net loss                                                         $(16,480)      $ (4,496)      $(19,256)      $(10,187)
                                                                   ========       ========       ========       ========
Denominator:
  Shares used in computing net loss per share:
    Weighted average of common shares outstanding                    34,960         35,433         34,841         35,424
    Less: Weighted average of shares subject to repurchase           (1,973)          (887)        (2,032)          (969)
                                                                   --------       --------       --------       --------
    Basic and diluted                                                32,987         34,546         32,809         34,455
                                                                   ========       ========       ========       ========
Net loss per share:
    Basic and diluted                                              $  (0.50)      $  (0.13)      $  (0.59)      $  (0.30)
                                                                   --------       --------       --------       --------

6. COMPREHENSIVE LOSS

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

        The components of comprehensive loss are as follows (in thousands):

                                                            THREE MONTHS                  SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                      -----------------------       -----------------------
                                                        2001           2002           2001           2002
                                                      --------       --------       --------       --------
Net loss                                              $(16,480)      $ (4,496)      $(19,256)      $(10,187)
Cumulative translation adjustments                          52             91             16             78
Unrealized gain (loss) on short-term investments           (94)            56             79            (57)
                                                      --------       --------       --------       --------
    Total comprehensive loss                          $(16,522)      $ (4,349)      $(19,161)      $(10,166)
                                                      ========       ========       ========       ========

7. GEOGRAPHIC SEGMENT INFORMATION

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        Revenues billed to customers outside of the United States for the six months ended June 30, 2001 and 2002 totaled were 18.3% and 9.2% of revenues, respectively. No one customer accounted for 10% or more of the Company's revenues.

                         DEC. 31,     JUNE 30,
                          2001         2002
                         --------     --------
IDENTIFIABLE ASSETS
    United States        $60,341      $51,973
    Taiwan                 8,554        7,394
    China                    481          727
                         -------      -------
       Total             $69,376      $60,094
                         =======      =======

8. CONTINGENCIES

        From time to time, the Company may be involved in litigation in the normal course of business. Management believes that the outcome of such matters to date will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

9. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2002, the Financial Accounting Standards Board ("FASB') issued Statement of Financial Accounting Standards ("SFAS") No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of reviewing the effect the adoption of this statement will have on the Company's Financial Statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words "expects," "anticipates," "believes", "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our sources of revenues, anticipated revenue levels, our net losses and negative cash flow, the fluctuation of our cost of revenues as a percentage of revenues, our net losses, the amount and mix of our anticipated expenditures and expenses, including research and development, sales and marketing and general and administrative expenses, increase or decrease of our expenses or expenditures in absolute dollars or as a percentage of revenues, expansion of our sales and marketing efforts, our competitive advantage, our ability to compete, the sources of our competition, the necessary expenditures to remain competitive, our plans to expand our product development efforts, additional inventory reserves in future periods, our reliance on our OPMS products, our future growth and future revenues being dependent on our DWDM products, our plans to expand our operations domestically and internationally, our increased expenses if demand for our products increases, amortization of our deferred stock-based compensation, the adequacy of our capital resources, our plans for operations in China, the impact of recent accounting pronouncements, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our success being tied to relationships with key customers, our ability to maintain appropriate inventory levels, factors that affect a customer's decision to choose a supplier, our patent applications and intellectual property, an increase in patent infringement claims, our exposure to currency rate fluctuations, adequacy of capital resources, our need for additional financing, investments of our existing cash, our exposure to interest rate risk, and the continued denomination of our international revenues in predominately United States dollars, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, loss of a key customer, timely introduction of new products and technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, the development of the market for our DWDM products, a further decrease in spending by telecommunications companies, increased competition or consolidation in our industry, our ability to license intellectual property, industry overcapacity, financial stability in foreign markets, our continued listing on the Nasdaq National Market and the matters discussed in "Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset write-downs, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Our inventory write-downs for estimated excess and obsolete or unmarketable inventory equal to the difference between the cost of inventory and the excess and estimated market values are based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Based on reduced demand and revenue projections for our DWDM-related products and the rapid technological change for our OPMS products, we took net charges of $6.5 million and $0.9 million for inventory in the quarters ended June 30, 2001 and 2002, respectively.

        We review the valuation of long-lived assets and assess the write-down of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to significant underperformance relative to expected or historical or projected future operating results, significant changes in the manner or condition of the assets or the strategy for the overall business, and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of write-down, we measure any write-down based on the condition of the assets. In the quarter ended June 30, 2002, we recorded a write-down charge of $1.0 million for the property and equipment used to manufacture our fused fiber-related products, as these were determined to be non-functional or damaged.

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

OVERVIEW

        We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our Optical Path Management Solution, or OPMS. Our OPMS product line now includes attenuators and fused fiber products, most of which were introduced between 1997 and 2000. In early 1999, we started developing our dense wavelength division multiplexing, or DWDM, and other wavelength management products, forming a new product line based in part on our proprietary technology. We started selling our DWDM devices in July 2000. Since introduction, sales of DWDM-related products have been less than expected, leading to additional inventory reserves.

        From our inception through June 30, 2002, we derived substantially all of our revenues from our OPMS product line. Revenues from our DWDM products represented approximately 9.2% of total revenues for the year ended December 31, 2001. For the six months ended June 30, 2002, our DWDM products contributed revenues of $0.6 million, or 8.1% of total revenues.

        We market and sell our products predominantly through our direct sales force, which we began building in early 1998. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. For the six months ended June 30, 2001 and 2002, revenues derived from sales outside of North America were 18.3% and 9.2%, respectively.

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

     - inventory write-downs and fixed asset write-downs related to manufacturing assets;

     -    mix of products sold;

     -    changes in our pricing and pricing from our competitors;

     -    mix of sales channels through which our products are sold; and

     -    mix of domestic and international sales.

        Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect our research and development expenses, excluding stock-based compensation, to decline from second quarter levels for the remaining quarters of 2002.

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We intend to expand our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that any increased expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers. We believe that continued investment in sales and marketing functions is critical to our success, but due to the slowdown in business, we expect these expenses, excluding stock-based compensation, to decrease slightly from second quarter levels for the remaining quarters of 2002.

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect these expenses, excluding stock-based compensation, to remain at approximately the same level throughout the remaining quarters of 2002, as we continue to monitor the costs incurred through the growth of our business and our operations.

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $24.4 million in stockholders' equity through December 31,

2001, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. We amortize deferred stock-based compensation using the graded vesting method, under which each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. We plan to amortize the deferred stock-based compensation balance of $4.4 million as of June 30, 2002 on an accelerated basis over the vesting periods of the option grants, which are generally four years.

        During the third quarter of 2002, Mr. Philip J. Rehkemper, our Chief Financial Officer, left the Company to pursue other interests.

        The price of our common stock has closed below the Nasdaq minimum $1.00 per share requirement for thirty consecutive trading days. Therefore, in accordance with Marketplace Rule 4450(e)(2), we have ninety calendar days, or until October 14, 2002, to regain compliance. If, at anytime before October 14, 2002, the bid price of the Company's stock has not closed at $1.00 per share or more for a minimum of ten consecutive trading days, our common stock may be delisted or we may apply to transfer our securities to The Nasdaq SmallCap Market. To transfer, the Company must satisfy the continued inclusion requirements for the SmallCap Market, which makes available an extended grace period for the minimum $1.00 bid price requirement. If the Company submits a transfer application and pays the applicable listing fees by October 14, 2002, initiation of the delisting proceedings will be stayed pending Nasdaq staff's review of the transfer application. If the transfer application is approved, the Company will be afforded the 180 calendar day Nasdaq SmallCap Market grace period, which commences on July 15, 2002, or until January 13, 2003 to regain compliance with the minimum bid requirement. The Company may also be eligible for an additional one hundred and eighty calendar day grace period provided that it meets the initial listing criteria for The Nasdaq SmallCap Market under marketplace Rule 4310(c)(2)(A).

RESULTS OF OPERATIONS

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   -------------------------
                                                   2001          2002           2001          2002
                                               ----------     -----------    ---------      ----------
Revenues                                           100.0%       100.0%          100.0%       100.0%

Cost of revenues:                                  334.2        132.6           166.1        139.3
Stock-based compensation charge                      9.3         (1.9)            7.6         (4.0)
                                                  ------       ------          ------       ------
      Total cost of revenues                       343.6        130.7           173.7        135.4

      Gross profit (loss)                         (243.6)       (30.7)          (73.7)       (35.4)
                                                  ------       ------          ------       ------
Operating expenses:
      Research and development:                     39.1         53.6            29.0         56.6
      Stock-based compensation charge               27.9          6.8            21.1          7.2
                                                  ------       ------          ------       ------
           Total research and development           67.0         60.5            50.1         63.9
      Sales and marketing:                          16.0         20.4            12.9         23.1
      Stock-based compensation charge                6.4         (5.5)            4.9         (1.8)
                                                  ------       ------          ------       ------
           Total sales and marketing                22.4         14.9            17.8         21.3
      General and administrative:                   25.1         25.4            17.7         24.4
      Stock-based compensation charge               16.5          4.3            14.5          7.4
                                                  ------       ------          ------       ------
           Total general and administrative         41.7         29.6            32.2         31.7
                                                  ------       ------          ------       ------
           Total operating expenses                131.1        105.0           100.1        117.0
                                                  ------       ------          ------       ------
Loss from operations                              (374.6)      (135.7)         (173.8)      (152.3)
Interest and other income, net                      13.9         13.3            13.6         11.1
                                                  ------       ------          ------       ------
Loss before income taxes                          (360.8)      (122.5)         (160.4)      (141.3)
Income tax provision                                 0.1          0.3             1.1          0.3
                                                  ------       ------          ------       ------
Net loss                                          (360.9)%     (122.8)%        (161.4)%     (141.6)%
                                                  ======       ======          ======       ======

        Revenues. Revenues were $4.6 million and $3.7 million for the three months ended June 30, 2001 and 2002, respectively. Revenues decreased 19.8% from June 30, 2001 to June 30, 2002 due primarily to an overall slowdown in the telecommunications industry. Revenues from our DWDM-related products were $0.2 million and $0.5 million for the three months ended June 30, 2001 and 2002, respectively. Revenues were $11.9 million and $7.2 million for the six months ended June 30, 2001 and 2002 respectively. Revenues for the six months ended June 30, 2001 and 2002 declined 39.5% due to an overall slowdown in the telecommunications industry.

        Gross Profit (loss). Excluding stock-based compensation expense from cost of sales, gross loss decreased from $10.7 million for the three months ended June 30, 2001, to $1.2 million for the same period in 2002. For the six month periods, gross loss decreased from $7.9 million, or (66.1%) of revenues, for the six months ended June 30, 2001, to $2.8 million, or (39.3%) of revenues, for the same period in 2002. The primary reason that gross loss decreased for the three months ended June 30, 2002 compared to the same period in 2001 was because charges for excess and obsolete inventory were lower in the three months ended June 30, 2002 than in the same period last year.

        In the quarter ended June 30, 2002, due to the continued adverse effects of the industry slowdown and economic outlook, the Company determined that future demand for its DWDM-related products would be lower than expected and, therefore, an additional inventory reserve of $0.4 million was recorded in accordance with the Company's policy of reserving against inventory levels in excess of future demand. In addition, $0.4 million of DWDM inventory was written down due to obsolescence. An inventory reserve of $0.1 million relating to obsolete OPMS products was also recorded.

        We expect our gross margin as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and unabsorbed overhead. The anticipated growth of our DWDM product sales has been significantly impacted by the overall industry slowdown. With the additional inventory reserve in the quarter ended June 30, 2002, we had approximately $1.1 million in DWDM-related net inventory on hand at June 30, 2002. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory reserves in future periods if the decrease in demand continues.

        Research and Development Expenses. Excluding stock-based compensation expense, research and development expenses increased from $1.8 million, or 39.1% of revenues, for the three months ended June 30, 2001 to $2.0 million, or 53.6% of revenues, for the same period in 2002. Research and development expenses increased from $3.5 million, or 29.0% of revenues, for the six months ended June 30, 2001 to $4.1 million, or 56.6% of revenues, for the same period in 2002. The increase in expenses was primarily due to costs related to the development of new products and increases in the number of research and development personnel and related costs. However, we expect our quarterly research and development expenses to decline from second quarter levels for the remaining quarters of 2002.

        Sales and Marketing Expenses. Excluding stock-based compensation expense, sales and marketing expenses remained flat at $0.7 million for the three months ended June 30, 2002, but increased as a percentage of revenue from 16.0% for the three months ended June 30, 2001, to 20.4% for the three months ended June 30, 2002 due to decreased revenues. Sales and marketing expenses increased from $1.5 million, or 12.9% of revenues, for the six months ended June 30, 2001 to $1.7 million, or 23.1% of revenues, for the six months ended June 30, 2002. This increase was due to the continued expansion of our sales and marketing efforts including the introduction and promotion of new products in the first two quarters of 2002. However, we expect our quarterly sales and marketing expenses to decline slightly from second quarter levels for the remaining quarters of 2002.

        General and Administrative Expenses. Excluding stock-based compensation expense, general and administrative expenses decreased from $1.1 million, or 25.1% of revenues, for the three months ended June 30, 2001 to $0.9 million, or 25.4% of revenues, for the same period in 2002. General and administrative expenses decreased from $2.1 million, or 17.7% of revenues, for the six months ended June 30, 2001 to $1.8 million or 24.4% of revenues, for the same period in 2002. The decrease was a result of our efforts to control cost. We expect our quarterly general and administrative expenses to remain approximately at the same level throughout the remaining quarters of 2002.

        Stock-based compensation. Total stock-based compensation decreased from $2.7 million, or 60.1% of revenues, in the three months ended June 30, 2001, to $0.1 million, or 3.7% of revenues in the three months ended June 30, 2002. Stock-based compensation decreased from $5.8 million, or 48.1% of revenues, for the six months ended June 30, 2001 to $0.6 million, or 8.8% of revenues, for the six months ended June 30, 2002. These decreases were partially due to the Company's accounting policy, which required it to amortize a larger proportion of deferred compensation expense in earlier periods, and partially due to the reversal of compensation expense for unvested stock options of employees whose employment was terminated during the three months ended June 30, 2002.

        Interest and Other Income, Net. Interest and other income, net, was $0.6 million and $0.5 million for the three months ended June 30, 2001 and 2002, respectively. Interest and other income, net, was $1.6 million and $0.8 million for the six months ended June 30, 2001 and 2002, respectively. The decrease was the result of significantly lower fund balances available for investment and lower applicable interest rates.

        Income Taxes. Income tax expense, which was relatively minor due to losses on a consolidated basis, was the result of taxable income from our Taiwan subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At June 30, 2002, we had cash and cash equivalents of $10.3 million and short-term investments of $36.1 million.

        Net cash used in operating activities was $5.4 million and $3.4 million for the six months ended June 30, 2001 and 2002, respectively. For the six months ended June 30, 2002, net cash used was primarily due to our net loss of $10.2 million, offset by non-cash adjustments, including provision for inventory of $3.2 million, write down of property and equipment of $1 million, depreciation and amortization of $1.5 million, and net changes in working capital of $1 million. For the six months ended June 30, 2001, net cash used in operating activities was due to losses of $19.3 million and an increase in net working capital of $4.5 million, offset by non-cash adjustments for inventory provision of $6.5 million, impairment of property and equipment of $5.2 million and depreciation and amortization of $6.7 million.

        Cash used in investing activities was $16.2 million and $3.4 million for the six months ended June 30, 2001 and 2002, respectively. In the six months ended June 30, 2001, $11.9 million was invested in high-grade, short-term investments, while $4.3 million was used to acquire property and equipment. In the six months ended June 30, 2002, $3.0 million was invested in high-grade, short-term investments, while $459,000 was used to acquire property and equipment.

        Cash generated by financing activities was $0.3 million and $0.06 million for the six months ended June 30, 2001 and 2002, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our employee stock purchase plan. For the six months ended June 30, 2002, cash generated also included net proceeds from the repayment of notes receivable of $0.09 million.

        In July 2000 and February 2001, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million. As of June 30, 2002, we had a lease for a facility in the Shenzhen area totaling approximately 12,000 square feet, which will expire in December 2002. In August 2002, we entered into a new lease for a 62,000 square foot facility in the same Shenzhen area, which will expire in July 2007. We expect that our operations in China will move into the new building in August 2002. The future minimum lease payments under our operating leases are as follows (in thousands):

        PERIOD ENDING                               AMOUNT DUE
-------------------------------------------         -----------
Six months ending December 31, 2002                     $1,010
Years ending December 31,:
             2003                                        1,970
             2004                                        1,126
             2005                                           55
             2006 and there after                           87
                                                        -------
Total                                                   $4,248
                                                        =======

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2002, the Financial Accounting Standards Board ("FASB') issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of reviewing the effect the adoption of this statement will have on the Company's Financial Statements.

                         FACTORS THAT MAY AFFECT RESULTS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE TO ACHIEVE AND SUSTAIN PROFITABILITY.

        We incurred net losses of approximately $19.3 million and $10.2 million in the first six months of fiscal 2001 and 2002, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of June 30, 2002, we had an accumulated deficit of approximately $43.9 million.

        Although we are currently experiencing decreased demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect we will incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, the rate at which competition in our industry intensifies, and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

        Sales of our OPMS products accounted for over 86% of our revenues in the quarter ended June 30, 2002, 92% of our revenues for the six months ended June 30, 2002, and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In the quarter ended June 30, 2002, we determined that OPMS inventory of $0.1 million no longer met current customer specifications and was deemed to be obsolete. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products declined sharply starting in mid fiscal 2001. Based on the reduced demand and reduced revenue projections for this product line, we took a charge of $6.5 million against excess DWDM inventory in the quarter ended June 30, 2001 and charges of $1.2 million and $0.4 million against excess DWDM-related inventory in the quarters ended March 31, 2002 and June 30, 2002, respectively. If demand for these products does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory currently on our books.

WE ARE EXPERIENCING A DECREASE IN MARKET DEMAND DUE TO A RECESSION IN THE UNITED STATES AS THE SLUMPING ECONOMY IS FURTHER STYMIED BY INTERNATIONAL TERRORISM, WAR AND POLITICAL INSTABILITY.

        The United States economy experienced a significant slowdown in consumption and demand for fiber optic products most of 2001 as well as the first half of 2002. We may experience further decreases in the demand for our products due to a weak domestic economy as the fiber optics industry copes with the effects of international terrorism, war and political instability. Even if the general economy experiences a recovery, the activity of United States telecommunications industry may lag behind the recovery of the overall United States economy.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ NATIONAL MARKET AND IF WE FAIL TO DO SO, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY DECLINE.

        The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on The Nasdaq National Market. The current requirements affecting us include (i) having net tangible assets of at least $4 million and (ii) maintaining a minimum bid price per share of $1. As of June 30, 2002, our stock price closed at $0.71. The price of the Company's common stock has closed below the minimum $1.00 per share for 30 consecutive trading days since May 30, 2002. Therefore, in accordance with Marketplace Rule 4450(e)(2), the Company has 90 calendar days, or until October 14, 2002, to regain compliance with The Nasdaq National Market's revised quantitative maintenance criteria including a new minimum requirement of $10 million in stockholders' equity. There can be no assurance that we will be able to comply with the quantitative maintenance criteria or any of The Nasdaq National Market's rules in the future. If we fail to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and that continue to date. Additionally, we implemented a reduction in force to reduce employees during the second and third quarters of 2001 to match our operations to this decreased demand for our products. As of June 30, 2002, we had a total of 110 full-time employees in Sunnyvale, California, 182 full-time employees in Taiwan, and 41 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in Taiwan and manufacture many of our products there. We recently entered into a lease for a new facility in China, which continues through July 2007. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our training facility in China. We plan to lease additional facilities, as necessary, to support our growth. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management's attention. Because of past shortages of office and manufacturing space in Northern California, we cannot assure you that we will be able to locate suitable space on acceptable terms or at all in the future.

BECAUSE OF THE TIME IT TAKES TO DEVELOP FIBER OPTIC COMPONENTS, WE INCUR SUBSTANTIAL EXPENSES FOR WHICH WE MAY NOT EARN ASSOCIATED REVENUES.

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $3.5 million and $4.1 million for the six months ended June 30, 2001 and 2002, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. In addition, we would be unable to fill large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. However, if we build our manufacturing capacity and inventory in excess of demand, as we have done in the past, we may produce excess inventory that may have to be reserved or written off.

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO SUPPLY KEY MATERIALS, COMPONENTS AND EQUIPMENT, SUCH AS FERRULES AND LENSES, AND IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT QUANTITIES OF THESE ITEMS AT ACCEPTABLE PRICES, OUR ABILITY TO FILL ORDERS WOULD BE LIMITED AND OUR OPERATING RESULTS COULD BE HARMED.

        We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business. All of our graded index, or GRIN, lenses, which are incorporated into substantially all of our filter-based DWDM products, are obtained from one supplier, Nippon Sheet Glass. Replacements for the GRIN lenses have been incorporated into newer products wherever practical to help mitigate this risk in the future.

BECAUSE WE EXPERIENCE LONG LEAD TIMES FOR MATERIALS AND COMPONENTS, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR INVENTORY LEVELS, WHICH COULD HARM OUR OPERATING RESULTS.

        Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess and obsolete inventory in the quarters ended June 30, 2001, March 31, 2002 and June 30, 2002. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer's requirements may be underutilized in a subsequent quarter.

WE DEPEND ON KEY PERSONNEL TO OPERATE OUR BUSINESS EFFECTIVELY IN THE RAPIDLY CHANGING FIBER OPTIC COMPONENTS MARKET, AND IF WE ARE UNABLE TO HIRE AND RETAIN APPROPRIATE MANAGEMENT AND TECHNICAL PERSONNEL, OUR ABILITY TO DEVELOP OUR BUSINESS COULD BE HARMED.

        Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer, David Hubbard, our Vice President, Sales and Marketing, and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees. In July 2002, our Chief Financial Officer resigned.

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

        Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may continue to decline, which would adversely affect our revenues. Additionally, if growth in demand for our products exceeds the demand for our customers' products, our customers may experience an oversupply of inventory and decrease orders of our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the long-haul, metropolitan, last mile, and enterprise access segments of the networks.

        Decreased spending by telecommunications companies over the 18 months has resulted in decreased demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices.

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

        For the year ended December 31, 2001 and the six months ended June 30, 2002, sales to customers located outside of North America were 17.8% and 9.2% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

INTEREST RATE SENSITIVITY

        We currently maintain our funds primarily in money market accounts and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2002, $6.4 million, or 46.5% of our investments, had maturities of less than three months. We expect we will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

                           PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 17, 2002, we held our 2002 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

        (a)    Election of Michael Tung as the Class II director:

                      For                   Withheld
               20,993,988 shares            265,101 shares

        (b) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year:

                      For              Against              Abstain
               21,253,153 shares    5,191 shares          745 shares

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.            Exhibit Description
               ---------            -------------------
               10.1          Full Recourse Promissory Note between the Company and Wei-Shin
                             Tsay dated as of May 1, 2002.

        (b)    Reports on Form 8-K.

               The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2002.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated:  August 12, 2002

                             ALLIANCE FIBER OPTIC PRODUCTS, INC.



                            By            /s/ Anita Ho
                              --------------------------------------------------
                                               Anita Ho
                             Acting Chief Financial Officer/Corporate Controller
                              (Principal Financial and Accounting Officer and
                                          Duly Authorized Signatory)

                                  EXHIBIT INDEX

Exhibit Number                           Exhibit Description
--------------                           -------------------
    10.1                                 Full Recourse Promissory Note
                                         between the Company and
                                         Wei-Shin Tsay dated as of
                                         May 1, 2002.