Form 10-Q
period 2002-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2002-11-14
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)	☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

or

	☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0554122

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

735 North Pastoria Avenue, Sunnyvale, California 94085

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 736-6900

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

On, November 8, 2002, 35,510,579 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	Dec. 31,	Sept. 30,
	2001	2002

Assets
Current assets:
Cash and cash equivalents	$16,947	$11,400
Short-term investments	33,118	33,316
Accounts receivable, net	2,645	1,036
Inventories, net	7,419	3,125
Prepaid expense and other current assets	1,106	1,071

Total current assets	61,235	49,948
Property and equipment, net	7,381	5,501
Other assets	575	389

Total assets	$69,191	$55,838

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,425	$944
Accrued expenses	1,819	2,640

Total current liabilities	3,244	3,584
Long-term liabilities	182	966

Total liabilities	3,426	4,550

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized; 35,409,524 and 35,510,579 shares issued and outstanding	35	36
Additional paid-in-capital	108,755	105,084
Receivables from stockholders	(1,934)	(1,628)
Deferred stock-based compensation	(7,261)	(2,919)
Accumulated deficit	(33,709)	(49,221)
Accumulated other comprehensive loss	(121)	(64)

Stockholders’ equity	65,765	51,288

Total liabilities and stockholders’ equity	$69,191	$55,838

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2002	2001	2002

Revenues	$4,280	$3,105	$16,217	$10,302
Cost of revenues	3,237	3,804	23,973	13,547

Gross profit (loss)	1,043	(699)	(7,756)	(3,245)

Operating expenses:
Research and development	2,192	1,309	8,172	5,906
Sales and marketing	618	706	2,745	2,242
General and administrative	751	1,016	4,594	3,302
Excess facility charge	—	1,680	—	1,680

Total operating expenses	3,561	4,711	15,511	13,130

Loss from operations	(2,518)	(5,410)	(23,267)	(16,375)
Interest and other income, net	347	72	1,966	871

Loss before income taxes	(2,171)	(5,338)	(21,301)	(15,504)
Income tax provision	97	(14)	223	8

Net loss	$(2,268)	$(5,324)	$(21,524)	$(15,512)

Net loss per share:
Basic and diluted	$(0.07)	$(0.15)	$(0.65)	$(0.45)

Shares used in computing net loss per share:
Basic and diluted	33,439	34,846	33,021	34,587

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	318	(110)	1,230	395
Research and development	448	(79)	2,970	441
Sales and marketing	6	24	591	(105)
General and administrative	(248)	154	1,488	686

Total	524	(11)	6,279	1,417

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Nine Months Ended Sept. 30,

	2001	2002

Cash flows from operating activities:
Net loss	$(21,524)	$(15,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,349	1,285
Amortization of stock-based compensation	6,279	627
Impairment/write down in property and equipment	5,200	972
Provision for inventory	6,543	4,402
Excess facility charge	—	1,680
Interest income receivable	—	(30)
Changes in assets and liabilities:
Accounts receivable, net	2,575	1,611
Inventories, net	(5,144)	(40)
Prepaid expenses and other assets	(537)	230
Accounts payable	(1,510)	(486)
Accrued expenses	(470)	119
Other long-term liabilities	(11)	61

Net cash used in operating activities	(7,250)	(5,081)

Cash flows from investing activities:
Purchase of short-term investments, net	(14,946)	(237)
Purchase of property and equipment	(6,779)	(617)

Net cash used in investing activities	(21,725)	(854)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	212	151
Proceeds from the exercise of common stock options	108	30
Proceeds from the repayment of notes receivable	—	200

Net cash provided by financing activities	320	381

Effect of exchange rate changes on cash and cash equivalents	17	7

Net decrease in cash and cash equivalents	(28,638)	(5,547)
Cash and cash equivalents at beginning of period	42,548	16,947

Cash and cash equivalents at end of period	$13,910	$11,400

Supplemental disclosures of cash flow information:
Income taxes paid	$391	$—

Non-cash investing and financing activities:
Repurchase of common stocks via cancellation of notes receivable from stockholders	$—	$138

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

     Alliance Fiber Optic Products, Inc. (the “Company”) was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company’s headquarters is located in Sunnyvale, California and it has operations in Taiwan and China.

2. Basis of presentation

     The consolidated financial information as of September 30, 2002 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

     The preparation of financial statements in conformity with generally accepted accounting principles accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

     These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K, as filed on March 27, 2002, with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future periods.

     Certain reclassifications have been made to amounts reported in prior periods, none of which affect the Company’s financial position, results of operations, or cash flows.

3. Inventories (in thousands)

	Dec. 31,	Sept. 30,
	2001	2002

Inventories
Finished goods	$3,241	$2,418
Work-in-process	5,977	1,341
Raw materials	2,966	2,644
Less: Reserve for excess and obsolete inventory	(4,765)	(3,278)

	$7,419	$3,125

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2001	2002	2001	2002

Numerator:
Net loss	$(2,268)	$(5,324)	$(21,524)	$(15,512)

Denominator:
Shares used in computing net loss per share:
Weighted average common shares outstanding	35,094	35,510	34,926	35,453
Less: Weighted average shares subject to repurchase	(1,655)	(664)	(1,905)	(866)

Basic and diluted	33,439	34,846	33,021	34,587

Net loss per share:
Basic and diluted	$(0.07)	$(0.15)	$(0.65)	$(0.45)

     All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2001	2002	2001	2002

Options to purchase common stock and shares subject to repurchase	3,184	699	4,010	1,151

5. Comprehensive Loss

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

     The components of comprehensive loss are as follows (in thousands):

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2001	2002	2001	2002

Net loss	$(2,268)	$(5,324)	$(21,524)	$(15,512)
Cumulative translation adjustments	33	17	49	96
Unrealized gain (loss) on short-term investments	99	19	178	(39)

Total comprehensive loss	$(2,136)	$(5,288)	$(21,297)	$(15,455)

6. Geographic Segment Information

     The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition. One customer accounted for 11.4% of the Company’s revenues in the quarter ended September 30, 2002.

     The following is a summary of the Company’s revenues by shipping destination, and identifiable assets situated in, geographic segments (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2002	2001	2002

Revenues
United States & Canada	$3,422	$2,808	$13,431	$9,344
Asia & Australia	$515	$106	$1,765	$639
Europe & Others	343	191	1,021	319

	$4,280	$3,105	$16,217	$10,302

	Dec. 31,	Sept. 30,
	2001	2002

Identifiable Assets
United States	$60,156	$49,118
Taiwan	8,554	5,734
China	481	986

Total	$69,191	$55,838

     The Company’s identifiable assets in Taiwan and China consist primarily of manufacturing plants and machinery, and inventory for the manufacturing of the Company’s products.

7. Excess Facility Charges

     Due to the decline in business conditions and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California. As a consequence, the Company recorded an excess facility charge of $1.7 million during the third quarter of 2002, comprising $1.4 million of future non-cancelable lease payments, which are expected to be paid over the next 2 years net of expected sublease income, and $0.3 million of fixed assets written off.

8. Contingencies

     From time to time, the Company may be involved in litigation in the normal course of business.

9. Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to our critical accounting policies, our sources of revenues, our gross margin as a percentage of revenues, anticipated revenue levels, our net losses and negative cash flow, the fluctuation of our cost of revenues as a percentage of revenues, our net losses, the amount and mix of our anticipated expenditures and expenses, including research and development, sales and marketing, and general and administrative expenses, increase or decrease of our expenses or expenditures, our competitive advantage, our ability to compete, the sources of our competition, the necessary expenditures to remain competitive, our plans to expand our product development efforts, our plans to introduce new products and product enhancements, additional inventory reserves in future periods, our reliance on our OPMS products, our future growth and future revenues being dependent on our DWDM products, our increased expenses if demand for our products increases, amortization of our deferred stock-based compensation, the adequacy of our capital resources, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our success being tied to relationships with key customers, our ability to maintain appropriate inventory levels, factors that affect a customer’s decision to choose a supplier, our patent applications and intellectual property, an increase in patent infringement claims, our exposure to currency rate fluctuations, our need for additional financing, investments of our existing cash, our exposure to interest rate risk, and the continued denomination of our international revenues in predominately United States dollars, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, our customers adopting our new products, loss of a key customer, timely introduction of new products and technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, industry wide shifts in supply and demand for optical components and modules, the development of the market for our DWDM products, a further or continued decrease in spending by telecommunications companies, additional future inventory reserves or excess facility charges, increased competition or consolidation in our industry, our ability to license intellectual property, industry overcapacity, financial stability in foreign markets, our continued listing on the Nasdaq SmallCap Market and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, its Consolidated Financial Statements and the notes thereto, for the year ended December 31, 2001.

     The following discussion should be read in conjunction with our Consolidated Financial Statements and notes thereto.

Overview

     We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our Optical Path Management Solution, or OPMS. Our OPMS product line now includes attenuators and fused fiber products, most of which were introduced between 1997 and 2000. In early 1999, we started developing our dense wavelength division multiplexing, or DWDM, and other wavelength management products, forming a new product line based in part on our proprietary technology. We started selling our DWDM devices in July 2000. Since introduction, sales of DWDM-related products have been lower than expected, which has lead to inventory reserves.

     From our inception through September 30, 2002, we derived substantially all of our revenues from our OPMS product line. Revenues from our DWDM products represented approximately 9.2% of total revenues for the year ended December 31, 2001. For the nine months ended September 30, 2002, our DWDM products contributed revenues of $0.8 million, or 8.2% of total revenues.

     We market and sell our products predominantly through our direct sales force, which we began building since 1996. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales from early 1999 through the second quarter of 2002 were in North America. During the third quarter of 2002, sales to customers outside of North America were 15.9%. For the nine months ended September 30, 2001 and 2002, revenues derived from sales outside of North America were 17.5% and 9.2%, respectively.

     Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

•	changes in manufacturing volume;

•	costs incurred in establishing additional manufacturing lines and facilities;

•	inventory write-downs and fixed asset write-downs related to manufacturing assets;

•	mix of products sold;

•	changes in our pricing and pricing from our competitors;

•	mix of sales channels through which our products are sold; and

•	mix of domestic and international sales.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect our research and development expenses to stay relatively flat from third quarter levels as we believe that continued investment in research and development functions is critical to our success.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We believe our future success depends upon establishing successful relationships with a variety of key customers. We believe that continued investment in sales and marketing functions is critical to our success, but due to the slowdown in business, we expect these expenses to decrease slightly from third quarter levels during the fourth quarter of 2002.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect these expenses to increase for the fourth quarter of 2002, due to fees associated with transferring our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market that will be incurred in the fourth quarter and due to increased rates and fees from professional services.

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $24.4 million through December 31, 2001, which represents the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. We amortize deferred stock-based compensation using the graded vesting method, under which each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. We will amortize the deferred stock-based compensation balance of $2.9 million as of September 30, 2002 on an accelerated basis over the vesting periods of the option grants, which are generally four years.

     Our application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market has been approved. Beginning at the commencement of trading on November 8, 2002, our common stock began to trade on the Nasdaq SmallCap Market. We will have to comply with all of the Nasdaq SmallCap Market’s quantitative criteria for the continued listing of our common stock including the $1.00 per share minimum bid price requirement. If we are unable to comply with the $1.00 per share minimum bid price for at least 10 consecutive trading days prior to January 13, 2003, we may be delisted from the Nasdaq SmallCap Market.

Results of Operations

     The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2001	2002	2001	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:	75.6	122.5	147.8	131.5

Gross profit (loss)	24.4	(22.5)	(47.8)	(31.5)
Operating expenses:
Research and development:	51.2	42.2	50.4	57.3
Sales and marketing:	14.4	22.7	16.9	21.8
General and administrative:	17.5	32.7	28.3	32.1
Excess facility charge	—	54.1	—	16.3

Total operating expenses	83.2	151.7	95.6	127.5
Loss from operations	(58.8)	(174.2)	(143.5)	(158.9)
Interest and other income, net	8.1	2.3	12.1	8.5

Loss before income taxes	(50.7)	(171.9)	(131.3)	(150.5)
Income tax provision	2.3	(0.5)	1.4	0.1

Net loss	(53.0)%	(171.5)%	(132.7)%	(150.6)%

     Revenues. Revenues were $4.3 million and $3.1 million for the three months ended September 30, 2001 and 2002, respectively. Revenues decreased 27.9% from September 30, 2001 to September 30, 2002 due primarily to the continued slowdown in the telecommunications industry. Revenues from our DWDM-related products were $373,000 and $257,000 for the three months ended September 30, 2001 and 2002, respectively. Revenues were $16.2 million and $10.3 million for the nine months ended September 30, 2001 and 2002, respectively. Revenues for the nine months ended September 30, 2002 decreased 36.4% from the same period in 2001 due to the continued slowdown in the telecommunications industry.

     Gross Profit (Loss). The gross loss increased from $1.0 million gross profit for the three months ended September 30, 2001, to $0.7 million gross loss for the same period in 2002. For the nine month periods, gross loss decreased from $7.8 million, or 47.8% of revenues, in 2001, to $3.2 million, or 31.5% of revenues, for the same period in 2002. The primary reason that gross loss increased for the three months ended September 30, 2002 compared to the same period in 2001 was because charges for excess and obsolete inventory were higher in the three months ended September 30, 2002 than in the same period last year.

     In the quarter ended September 30, 2002, due to the continued adverse effects of the industry slowdown and economic outlook, the Company determined that future demand for its DWDM-related products would be lower than expected and, therefore, an additional inventory reserve of $0.8 million was recorded in accordance with the Company’s policy of reserving against inventory levels in excess of expected future demand. In addition, an inventory reserve of $0.4 million relating to obsolete OPMS products was also recorded.

     We expect our gross margin as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and unabsorbed overhead. The anticipated growth of our DWDM product sales has been significantly impacted by the continued overall industry slowdown. After the additional inventory reserve in the quarter ended September 30, 2002, we had approximately $0.65 million in DWDM-related net inventory on hand at September 30, 2002. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory reserves in future periods if the decrease in demand continues.

     Research and Development Expenses. Research and development expenses decreased from $2.2 million, or 51.2% of revenues, for the three months ended September 30, 2001 to $1.3 million, or 42.2% of revenues, for the same period in 2002. Research and development expenses decreased from $8.2 million, or 50.4% of revenues, for the nine months ended September 30, 2001 to $5.9 million, or 57.3% of revenues, for the same period in 2002. This decrease is due to lower compensation expenses as a result of reduced headcount. We expect our quarterly research and development expenses to stay relatively flat from third quarter levels as we believe that continued investment in research and development is an important component in our success.

     Sales and Marketing Expenses. Sales and marketing expenses increased slightly from $0.6 million for the three months ended September 30, 2001 to $0.7 million for the three months ended September 30, 2002, but increased as a percentage of revenue from 14.4% for the three months ended September 30, 2001, to 22.7% for the three months ended September 30, 2002 due to decreased revenues. Sales and marketing expenses decreased from $2.7 million, or 16.9% of revenues, for the nine months ended September 30, 2001 to $2.2 million, or 21.8% of revenues, for the nine months ended September 30, 2002 due to lower stock based compensation charges. We expect our quarterly sales and marketing expenses to decline slightly from third quarter levels for the fourth quarter of 2002.

     General and Administrative Expenses. General and administrative expenses increased from $0.8 million, or 17.5% of revenues, for the three months ended September 30, 2001 to $1.0 million, or 32.7% of revenues, for the same period in 2002. General and administrative expenses reflected a credit of $0.2 million and a charge of $0.1 million for stock based compensation for three months ended September 30, 2001 and 2002, respectively. General and administrative expenses decreased from $4.6 million, or 28.3% of revenues, for the nine months ended September 30, 2001 to $3.3 million, or 32.1% of revenues, for the same period in 2002. The decrease was a result of our efforts to control our expenses. We expect our quarterly general and administrative expenses to increase for the fourth quarter due to fees associated with transferring the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market which will be incurred during the fourth quarter of 2002 and due to increased rates and fees from professional services.

     Excess Facility Charge. Due to the decline in business conditions and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California. As a consequence, the Company recorded an excess facility charge of $1.7 million during the third quarter of 2002, comprising of $1.4 million of future non-cancelable lease payments, which are expected to be paid over the next 2 years net of expected sublease income, and $0.3 million of fixed assets that were written-off.

     Stock-Based Compensation. Total stock-based compensation decreased from $0.5 million, or 12.2% of revenues, in the three months ended September 30, 2001, to a credit of $0.01 million, or (0.4%) of revenues in the three months ended September 30, 2002. Stock-based compensation decreased from $6.3 million, or 38.7% of revenues, for the nine months ended September 30, 2001 to $0.6 million, or 6.1% of revenues, for the nine months ended September 30, 2002. These decreases were partially due to the accounting policy adopted by the Company which requires the Company to amortize a larger proportion of deferred compensation expense during the early vesting periods of the option grants, and partially due to the reversal of compensation expense for unvested stock options of employees whose employment was terminated during the three months ended September 30, 2002.

     Interest and Other Income, Net. Interest and other income, net, was $0.3 million and $0.07 million for the three months ended September 30, 2001 and 2002, respectively. Interest and other income, net, was $2.0 million and $0.9 million for the nine months ended September 30, 2001 and 2002, respectively. The decrease was the result of significantly lower fund balances available for investment and lower applicable interest rates.

     Income Taxes. The income tax provision/benefit is relatively minor for the periods presented because the company incurred tax losses and the realization of deferred tax assets is uncertain.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. On September 30, 2002, we had cash and cash equivalents of $11.4 million and short-term investments of $33.3 million.

     Net cash used in operating activities was $7.3 million and $5.1 million for the nine months ended September 30, 2001 and 2002, respectively. For the nine months ended September 30, 2002, net cash used was primarily due to our net loss of $15.5 million, offset by non-cash adjustments, including provision for inventory of $4.4 million, write-offs of property and equipment of $1.0 million, excess facility charge of $1.7 million, depreciation and amortization of $1.3 million, stock-based compensation expense of $0.6 million, and net changes in working capital of $11.8 million. For the nine months ended September 30, 2001, net cash used in operating activities was due to losses of $21.5 million and an increase in inventories of $5.1 million, partially offset by non-cash stock-based compensation expense of $6.3 million, non-cash impairment charge for property and equipment of $5.2 million and provision for excess inventories of $6.5 million.

     Cash used in investing activities was $21.7 million and $0.9 million for the nine months ended September 30, 2001 and 2002, respectively. In the nine months ended September 30, 2001, $14.9 million was invested in high-grade, short-term investments, while $6.8 million was used to acquire property and equipment. In the nine months ended September 30, 2002, $0.2 million was invested in high-grade, short-term investments, while $0.6 million was used to acquire property and equipment.

     Cash generated by financing activities was $0.3 million and $0.4 million for the nine months ended September 30, 2001 and 2002, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our employee stock purchase plan. For the nine months ended September 30, 2002, cash generated also included net proceeds from the repayment of notes receivable of $0.2 million.

     In July 2000 and February 2001, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In September 2002, we consolidated our operations in California into two buildings. As a result of the consolidation, we recorded an excess facility charge in the third quarter of 2002. In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million. As of September 30, 2002, we had a lease for a facility in the Shenzhen area totaling approximately 12,000 square feet, which will expire in December 2002. In August 2002, we entered into a new lease for a 62,000 square foot facility in the same Shenzhen area, which will expire in July 2007. Our operations in China moved into the new building in August 2002. The future minimum lease payments under our operating leases are as follows (in thousands):

Years ending December 31,:
2003	2,001
2004	1,125
2005	55
2006	55
2007 and thereafter	32

Total	$3,776

     We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, any future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings or additional credit facilities. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently assessing the impact of SFAS 146 on its financial statements.

Compliance with Certification Requirements

     The certification by such officers of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Factors that May Affect Results

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

     We incurred net losses of approximately $21.5 million and $15.5 million in the first nine months of fiscal 2001 and 2002, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of September 30, 2002, we had an accumulated deficit of approximately $ 49.2 million.

     Although we are currently experiencing continued decreased demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, the rate at which competition in our industry intensifies, and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

Our quarterly and annual financial results have historically fluctuated due primarily to introduction of, demand for, and sales of our products, and future fluctuations may cause our stock price to decline.

     We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions, declining average selling prices of our products, the timing and extent of product sales, the mix of products sold and significant decreases in the demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed in other risk factors below, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

Our optical path management solution (OPMS) products have historically represented substantially all of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products or if we experience significant decreases in OPMS sales, our business will be seriously harmed.

     Sales of our OPMS products accounted for over 92% of our revenues in the quarter ended September 30, 2002, 92% of our revenues for the nine months ended September 30, 2002, and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during the last year/quarter have negatively impacted our revenues. The Company took charges of $1.0 million, $0.4 million, and $0.4 million against excess OPMS-related inventory in the quarters ended March 31, 2002, June 30, 2002, and September 30, 2002, respectively. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products declined sharply starting in mid fiscal 2001. Based on the reduced demand and reduced revenue projections for this product line, we took charges of $6.5 million, $1.2 million, $0.4 million, and $0.8 million against excess DWDM-related inventory in the quarters ended June 30, 2001, March 31, 2002, June 30, 2002, and September 30, 2002, respectively. If demand for these products does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory currently on our books.

We are experiencing a decrease in market demand due to overcapacity in our industry and an economy that is stymied by international terrorism, war and political instability.

     The United States economy experienced a significant slowdown in consumption and demand for fiber optic products most of 2001 as well as the first three quarters of 2002. During the last 21 months, telecommunication companies have decreased their spending which has resulted in excess inventory and overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political instability. Even if the general economy experiences a recovery, the activity of United States telecommunications industry may lag behind the recovery of the overall United States economy.

Effective at the beginning of trading on November 8, 2002, the listing of our common stock was transferred to the Nasdaq SmallCap Market and if we are unable to maintain our listing on the Nasdaq SmallCap Market, the price and liquidity of our common stock may decline.

     Our application to transfer the listing of our common stock from the Nasdaq National Market to the Nasdaq SmallCap Market has been approved. Beginning at the commencement of trading on November 8, 2002, our common stock was listed on the Nasdaq SmallCap Market. The transfer of our common stock to the Nasdaq SmallCap Market will result in decreased liquidity of our common stock and may further decrease the price per share of our common stock.

     There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a minimum of $2.5 million in stockholders’ equity and a continued minimum bid price of $1.00 per share. The current requirement affecting us is the minimum $1.00 per share bid price. If we are unable to comply with this criteria for at least 10 consecutive trading days before January 13, 2003, we may be delisted from the Nasdaq SmallCap Market, which could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future.

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

     Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

•	customer unwillingness to implement our products;

•	any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

•	the success of our customers;

•	excess inventory in the telecommunications industry

•	new product introductions by our competitors;

•	any failure of our products to perform as expected; or

•	any difficulty we may incur in meeting customers’ delivery requirements or product specifications.

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

     The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex, Corning, DiCon Fiberoptics, Gould, JDS Uniphase, Luminent (merged into MRV Communications, Inc.), Oplink, Stratos Lightwave and Tyco Electronics. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

     Several of our existing and potential customers are also current and potential competitors of ours. These companies may develop or acquire additional competitive products or technologies in the future and subsequently reduce or cease their purchases from us. In light of the consolidation in the optical networking industry, we also believe that the size of suppliers will be an increasingly important part of a purchaser’s decision-making criteria in the future. We may not be able to compete successfully with existing or new competitors, and we cannot ensure that the competitive pressures we face will not result in lower prices for our products, loss of market share, or reduced gross margins, any of which could harm our business.

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

     We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in the demand for our products experienced in 2001 and that continues to date. Additionally, we implemented a reduction in force to reduce the number of employees during the second and third quarters of 2001 to match our operations to this decreased demand for our products. As of September 30, 2002, we had a total of 102 full-time employees in Sunnyvale, California, 174 full-time employees in Taiwan, and 47 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

•	improve existing and implement new operational, financial and management controls, reporting systems and procedures;

•	hire, train, motivate and manage additional qualified personnel, if we experience a significant increase in demand for our products;

•	effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and

•	effectively manage relationships with our customers, suppliers, representatives and other third parties.

     In addition, we will need to coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy. If we are not able to manage our operations in an efficient and timely manner, our business will be severely harmed.

     Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in Taiwan and manufacture many of our products there. During the third quarter of 2002, we entered into a lease for a new facility in China, which continues through July 2007. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our training facility in China. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management’s attention.

Because of the time it takes to develop fiber optic components, we incur substantial expenses for which we may not earn associated revenues.

     The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $5.2 million and $5.5 million for the nine months ended September 30, 2001 and 2002, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

     Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may continue to decline, which would adversely affect our revenues. Our customers have experienced an oversupply of inventory due to lower demand for their products that has resulted in a decrease of orders for our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the long-haul, metropolitan, last mile, and enterprise access segments of the networks.

     Decreased spending by telecommunications companies over the 21 months has resulted in decreased demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices.

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

     The optical networking component industry has in the past experienced declining average selling prices as a result of increasing competition and greater unit volumes as communication service providers continue to deploy fiber optic networks. Average selling prices are currently decreasing and may continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines have contributed to a decline in our gross margins and may continue to decline in the future, which could harm our results of operations.

We will not attract new orders for our fiber optic components unless we can deliver sufficient quantities of our products to optical communications equipment manufacturers.

     Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver quantities of our products to satisfy a customer’s anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. In addition, we would be unable to fill large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. However, if we build our manufacturing capacity and inventory in excess of demand, as we have done in the past, we may produce excess inventory that may have to be reserved or written off.

We depend on a limited number of third parties to supply key materials, components and equipment, such as ferrules, optical filters and lenses, and if we are not able to obtain sufficient quantities of these items at acceptable prices, our ability to fill orders would be limited and our operating results could be harmed.

     We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments that could result in fewer orders, may increase our costs, may reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business. All of our graded index, or GRIN, lenses, which are incorporated into substantially all of our filter-based DWDM products, are obtained from one supplier, Nippon Sheet Glass. Replacements for the GRIN lenses have been incorporated into newer products wherever practical to help mitigate this risk in the future.

Because we experience long lead times for materials and components, we may not be able to effectively manage our inventory levels, which could harm our operating results.

     Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess and obsolete inventory in the quarters ended June 30, 2001, March 31, 2002, June 30, 2002, and September 30, 2002. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer’s requirements may be underutilized in a subsequent quarter.

We depend on key personnel to operate our business effectively in the rapidly changing fiber optic components market, and if we are unable to hire and retain appropriate management and technical personnel, our ability to develop our business could be harmed.

     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Vice President, Sales and Marketing; Wei-shin Tsay, our Senior Vice President of Product Development; Anita Ho, Acting CFO and Corporate Controller; and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

     Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. We may have difficulty hiring skilled engineers at our manufacturing facilities in the United States, Taiwan, and China. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

     In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. This process may range from three to six months and sometimes longer. Once they decide to use a particular supplier’s product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that customer until at least the adoption of a future redesigned system. Even then, many customers may be reluctant to incorporate entirely new products into their new systems, as this could involve significant additional redesign efforts. If we fail to achieve design-in wins in our potential customers’ qualification processes, we will lose the opportunity for significant sales to those customers for a lengthy period of time.

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

     Customers generally will not purchase any of our products, other than limited numbers of evaluation units, before they qualify our products, approve our manufacturing process and approve our quality assurance system. Our existing manufacturing lines, as well as each new manufacturing line, must pass through various levels of approval with our customers. For example, customers may require that we be registered under international quality standards. Our products may also have to be qualified to specific customer requirements. This customer approval process determines whether the manufacturing line achieves the customers’ quality, performance and reliability standards. Delays in product qualification may cause a product to be dropped from a long-term supply program and result in significant lost revenue opportunity over the term of that program.

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

     Our products are designed for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	damage to our reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; and

•	legal actions by our customers.

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

Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the long-haul, metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

•	the education of potential end-user customers and network service providers about the benefits of optical networks; and

•	the continued growth of the long-haul, metropolitan, last mile, and enterprise access segments of the communications network.

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

     For the nine months ended September 30, 2001 and 2002, sales to customers located outside of North America were 17.5% and 9.2% of our revenues, respectively. The percentage decrease in sales was mainly caused by lower sales to five customers outside of North America that was partially offset by higher sales to one customer outside of North America. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND INTEREST RATE RISK

Interest Rate Sensitivity

     We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2002, $17.0 million, or 48% of our investments, had maturities of less than three months. We expect we will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

Exchange Rate Sensitivity

     We currently have operations in the United States, Taiwan, and China. The functional currency of our subsidiaries in Taiwan and China are the local currencies, and we are subject to foreign currency exchange rate fluctuations associated with the translation to United States dollars. Though some expenses are incurred by our Taiwan and China operations, substantially all or our sales are made in

United States dollars; hence, we have minimal exposure to foreign currency rate fluctuations relating to sales transactions.

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

ITEM 4: CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this quarterly report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective.

     (b)  Changes in internal controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.	1 Form of Stock Certificate.

(b)	Reports on Form 8-K.

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: November 12, 2002

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita Ho

Anita Ho Acting Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer and Duly Authorized Signatory)

CERTIFICATIONS

I, Peter C. Chang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliance Fiber Optic Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/Peter C. Chang

Peter C. Chang Chief Executive Officer

I, Anita Ho, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alliance Fiber Optic Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Anita Ho

Anita Ho Acting Chief Financial Officer

EXHIBIT INDEX

TO

ALLIANCE FIBER OPTIC PRODUCTS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

Exhibit No.	Exhibit Description

4.1	Form of Stock Certificate