Form 10-K
period 2002-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2003-03-27
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0554122 (IRS Employer Identification No.)

735 North Pastoria Avenue, Sunnyvale, CA 94085 (Address of principal executive offices)	(408) 736-6900 (Registrant’s telephone number, including area code)

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Series A Participating Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq National Market on June 28, 2002) was approximately $20,113,055.

As of March 1, 2003 there were 35,580,871 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2003 Annual Meeting of Stockholders to be held on May 16, 2003.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2002 FORM 10-K

i

PART I

Item 1.      Business

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to sources of revenues, net and operating losses, the amount and mix of anticipated expenditures and expenses, reliance on our OPMS products, our net cash flow, our plans for a reverse stock split, our reliance on the commercial success of our DWDM-related products, our marketing and commercialization of products under development, plans for enhancements of existing products, plans for future products, features and uses of our products, our patent applications and intellectual property, increases in the number of possible license offers and patent infringement claims, recognition of revenues, differentiating factors in the fiber optic market, our competitive advantages, our ability to compete, the source of our competition, consolidation in our industry, effects of competition on our operating results, increased pricing pressure, the number of our competitors, our plans in China, and our anticipated investments and expenditures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, acceptance of our products by our customers, industry wide shifts in supply and demand for optical components and modules, overcapacity in our industry, our backlog as a reliable indicator of actual sales for any succeeding period, development of new products by us and our competitors, our ability to ramp new products into volume production, decreased demand for our products, our ability to retain and obtain customers, increased competition in our markets, delisting from the Nasdaq SmallCap Market, inability to obtain sufficient quantities of a raw material product, not meeting customer requirements and our ability to license intellectual property on commercially reasonable terms; and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

In the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Results,” all references to “Alliance Fiber Optic Products,” “AFOP,” “we,” “us,” “our” or the “Company” mean Alliance Fiber Optic Products, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

OPIS is our trademark. We may also refer to trademarks of other corporations and organizations in this document.

Overview

Alliance Fiber Optic Products designs, manufactures and markets a broad range of high performance fiber optic components, and integrated modules incorporating these components, for leading and emerging communications equipment manufacturers. We offer a broad range of products including interconnect devices that are used to connect optical fibers and components, couplers and splitters that are used to divide and combine optical power, and dense wavelength division multiplexing, or DWDM, devices that separate and combine multiple specific wavelengths. Our emphasis on design for manufacturing and our comprehensive manufacturing expertise enable us to produce our products efficiently and in volume quantities. Our product scope and ability to integrate our components into optical modules enable us to satisfy a wide range of customer requirements throughout the optical networking market. Our customers deploy our products in long-haul networks that connect cities, metropolitan networks that connect areas within cities, last mile access networks that connect to individual businesses and homes, and enterprise networks within businesses.

We were incorporated in California in December 1995. In October 2000, prior to our initial public offering, we reincorporated in Delaware as Alliance Fiber Optic Products, Inc.

Industry Background

The popularity of the Internet and the growing number of data intensive Internet-based applications and services has fueled a significant increase in the volume of data traffic. This traffic growth has increased the demands on communication networks originally developed to primarily transport voice traffic. To meet this demand, many communications service providers have and are designing and installing new networks based on fiber optic technology, which provides greater data-carrying capacity, or bandwidth, and increased transmission speeds compared to existing communications networks. Until recently, most of the fiber deployed had been dedicated to long-haul networks. However, the demands for high-speed network access and bandwidth are shifting the focus towards more complex metropolitan networks and last mile access networks, which require an increasing number of connections and components.

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

Market Conditions

During the last fiscal year, the demand for optical transport systems and related devices has declined significantly. In previous periods, communication equipment manufacturers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth. While demand for bandwidth continues to increase, this demand has grown at a far slower pace than previously anticipated. As a result, communication equipment manufacturers ended up with excess inventories of optical systems and devices that now create a barrier to new sales opportunities.

This situation has created challenges for suppliers in the optical communication industry. Due to decreased unit shipments as a result of overcapacity in the industry and the resulting competition for fewer sales opportunities, average selling prices have declined as companies compete for significantly smaller market opportunities.

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

The following is a discussion of our current product offerings and the products that we are developing.

OPMS Products. In nearly all fiber optic networks, the optical fiber, passive optical components and active optical devices must be joined using optical interconnection systems. Our OPMS platform provides fundamental component support for these applications as well as standard and custom value added integrated solutions that address the need for higher functionality and modularity. All of the OPMS products described below are in production and are shipping to customers.

OPMS Modules. The evolution of optical components is driven by the increasing need for packaging density, module performance and overall cost effectiveness. We design and package our various OPMS components to provide integrated modules for our customers. Our integrated modules are designed to reduce our customers’ system design requirements and ease implementation.

Optical Connectors, Adapters and Cable Assemblies. Optical connectors and adapters are precision devices that connect fibers together. Optical cable assemblies are used to bridge relatively short distances with optical paths. We offer a broad range of industry standard connection products that support a wide range of fiber and fiber cable types. Further, with our integrated design and manufacturing capability, we are able to customize these products to meet our customers’ needs for compact size and special features. We specialize in providing our customers with high performance custom cable assemblies to serve in conjunction with our optical interconnection solutions at all interface points in the optical communications network.

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

Fused Fiber WDM Couplers. Fused fiber WDM couplers are used to combine and separate optical signals transmitted on different wavelengths. This function provides the first level of bandwidth expansion for a network by increasing a fiber’s signal carrying capacity. Fused fiber WDM couplers may also be used to add additional functionality to the network such as network status monitoring. Our fused fiber WDM couplers provide a cost effective way to minimize loss and maximize wavelength isolation.

Filter-Based Wavelength Management Products. In recent years, wavelength division multiplexing has become the preferred method of increasing bandwidth throughout optical networks. Our filter-based products serve WDM and DWDM systems as core passive elements that direct and manage larger numbers of optical signal channels. Our wavelength management products also enable network DWDM systems to manage and monitor a large number of optical signals by separating these signals into different paths that can be processed individually. All of the Filter-Based Wavelength Management Products described below are in production and are shipping to customers.

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

CWDMs. Coarse wavelength division multiplexers, or CWDMs, are integrated optical modules that combine, or multiplex, and separate, or demultiplex, multiple optical signals of different wavelengths on a single fiber. Our CWDM product separate wavelength into 20 nm spacing to cover the complete fiber optical communication spectrum from 1270 nm to 1610 nm. With the unique low insertion loss and flat band-pass profile, CWDM provide the most economic and efficient wavelength division multiplexing solutions for metro edge and access network with easy to upgrade. Our CWDM product covers 4 channel, 8 channel, and 16 channel mux and demux applications, and upgradability for both 4 channel and 8 channel type. We also offer OADMs for CWDM networks, with capability of adding or dropping from one to 15 channels. In addition to the CWDM mux, demux and optical add/drop modules, we also offers complete rackmount CWDM solutions to customers so they can easily mount our CWDM products directly on their system rack without any extra work. Our CWDM products directly address the metro edge and access markets’ competitive wavelength management needs.

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

Advanced Optical Devices. As the capacity and complexity of optical networks increases, future systems face significant challenges. Performance characteristics such as stability, channel balance and power loss due to polarization become difficult to manage without the addition of optical control devices. Our advanced optical devices serve to add further control in next generation networks and network measurement equipment. All of the Advanced Optical Devices described below are in production and are shipping to customers.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2002, we had 20 U.S. patents issued or assigned to us and had 23 U.S. patent applications pending. The 20 U.S. patents expire between September 2013 and August 2021. We also had 9 foreign patents issued, and 22 foreign patent applications pending. Our foreign patents issued will expire between September 2009 and March 2013. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2002, there are no infringement claims or litigation pending against us.

Customers

We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2002, we sold our products to more than 200 customers. No individual customer accounted for 10% or more of our revenues in the years ended December 31, 2000, 2001 or 2002.

Information regarding geographic areas is included in Note 12 to the Consolidated Financial Statements.

Backlog

Backlog is defined as orders for which we expect to recognize revenues within the succeeding twelve months. Sales are made pursuant to purchase orders, which are frequently subject to revision or cancellation. Due to the adverse market conditions for fiber optic components, the possibility of changes in delivery or acceptance schedules, cancellations of orders, and price reductions, we do not believe that our backlog, as of any particular date, is a reliable indicator of actual sales for any succeeding period. As of December 31, 2002, our backlog was $1.7 million.

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

Competition

The fiber optic component industry is highly competitive and subject to rapid technological change. We believe that the principal differentiating factors in the fiber optic component market are support for multiple optical interfaces, high optical power, wavelength selection, manufacturing capacity, reliable and compact packaging, price, product innovation and reliability. Based on our assessment of the performance and price of similar competitive product offerings, we believe that our products compare favorably, although we cannot assure that they will continue to do so.

Our principal competitors in the components market include Avanex Corporation, Corning, Inc., DiCon Fiberoptics, Inc., Gould Electronics Inc., JDS Uniphase, Luminent, Inc., a subsidiary of MRV Communications, Inc., Oplink, Inc., Stratos Lightwave, Inc. and Tyco Electronics Corporation. We estimate that we have approximately 25 competitors in the components market as of December 31, 2002. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

As of December 31, 2002, we had a total of 33 engineers and technicians directly involved in research and development of our products that are located both in the United States and in Taiwan. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses, excluding non-cash compensation expenses, was $4.3 million, $7.2 million, and $6.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Manufacturing

We currently manufacture the majority of our OPMS (formerly OPIS) and optical amplifier products at our facility in Tu-Cheng City, Taiwan. We manufacture our filter-based and advanced products at our headquarters in Sunnyvale, California. In addition, we are currently expanding our production capabilities in China, where we plan to manufacture both of our OPMS and DWDM-related products.

Each of our facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

We have established a quality management system, or QMS, which is designed to ensure that the products we provide to our customers meet or exceed their requirements. The QMS system is based on international standard ISO 9000. Our Taiwan facility and our United States facility are ISO 9001 certified in manufacturing.

Employees

As of December 31, 2002, we had 307 full-time employees, including 86 located in the United States, 170 in Taiwan and 51 in mainland China. Of our 307 full-time employees, 33 are engaged in product development, 212 are engaged in manufacturing production, 17 are engaged in sales, marketing, application support and customer service, and 45 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

AFOP’s internet address is www.afop.com. AFOP makes available free of charge through a hyperlink on its website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the material is furnished to the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on From 10-K.

Item 2.      Properties

In the United States, we lease a total of approximately 32,800 square feet in three buildings located in Sunnyvale, California. Of the 32,800 square feet:

•         we lease 11,700 square feet of administrative, sales, marketing, product development and manufacturing space pursuant to a lease that expires in May 2004; and

•         we lease a 10,500 square foot manufacturing and product development facility pursuant to a lease that expires in July 2004.

•         we lease an additional 10,600 square feet of space near our current headquarters in Sunnyvale, California in December 2000 pursuant to a lease that commenced in February 2001 and expires in July 2004. In September of 2002, we consolidated our operations in California into two buildings and vacated this facility. As a result of the consolidation, we recorded an excess facility charge of $1.6 million and $0.2 million in the year ended December 31, 2002.

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. These leases expire at various times from 2003 to 2004. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

We had a lease for a facility near Shenzhen area totaling approximately 12,000 square feet that expired in December 2002. In August 2002, we entered into a new lease for a 62,000 square feet facility near the same Shenzhen area which will expire in July 2007. Our operations in China moved into the new building in August 2002.

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

Executive Officers of the Registrant

Our executive officers as of December 31, 2002 are as follows:

Peter C. Chang, 45, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. >From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

David A. Hubbard, 43, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

Wei-Shin Tsay, Ph.D., 51, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

Anita K. Ho, 56, has served as our Acting Chief Financial Officer. From October 2000 to the present, Ms. Ho has served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the Finance Staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, par value $0.001, was traded on the Nasdaq National Market under the ticker symbol “AFOP”, until November 8, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table summarizes the high and low closing prices for our common stock as reported on the Nasdaq National Market and SmallCap Market, as applicable.

	High	Low

2001
First Quarter 2001	$14.00	$5.75
Second Quarter 2001	$9.61	$3.02
Third Quarter 2001	$4.97	$0.61
Fourth Quarter 2001	$2.48	$0.70

2002
First Quarter 2002	$1.92	$0.99
Second Quarter 2002	$1.10	$0.70
Third Quarter 2002	$0.98	$0.41
Fourth Quarter 2002	$0.67	$0.36

As of February 18, 2003, the Company’s common stock was held by 89 stockholders of record (not including beneficial holders of common stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6.      Selected Financial Data

The selected consolidated financial data set forth below with respect to our consolidated statements of operations data for each of the three years in the period ended December 31, 2002, and with respect to our consolidated balance sheet at December 31, 2001 and 2002, are derived from our Consolidated Financial Statements and related Notes that have been audited by PricewaterhouseCoopers LLP, independent accountants, which are included in this Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 1998 and 1999, and our consolidated balance sheet data at December 31, 1998, 1999 and 2000, are derived from our audited Consolidated Financial Statements not included in this Form 10-K. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included in this Form 10-K.

	Years Ended December 31,

	1998	1999	2000	2001	2002

Consolidated Statements of Operations Data:
Revenues	$4,906	$7,551	$22,223	$20,388	$13,113

Gross profit (loss)	$2,149	$2,640	$7,899	$(6,862)	$(3,072)

Net income (loss) attributable to common stockholders	$(388)	$(1,271)	$(22,869)	$(24,133)	$(18,278)

Net loss per share attributable to common stockholders(1):
Basic and diluted	$(0.11)	$(0.31)	$(2.71)	$(0.73)	$(0.53)

Shares used in computing net loss per share(1):
Basic and diluted	3,600	4,080	8,452	33,286	34,679

______________

(1)       See Notes 1 and 7 to the Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

	December 31,

	1998	1999	2000	2001	2002

Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$3,985	$6,139	$66,677	$50,065	$42,975
Working capital	4,881	7,875	73,761	58,176	44,111
Total assets	8,107	12,142	88,525	69,376	53,680
Long-term liabilities, less current portion	68	317	181	182	823
Mandatorily redeemable convertible preferred stock	6,115	9,835	—	—	—

Total stockholders’ equity	994	396	82,499	65,950	48,963

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to critical accounting policies, our sources of revenue, anticipated revenue levels, our profitability, the fluctuation of our cost of revenues as a percentage of revenues, our net and operating losses, our net cash flow, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, increase or decrease of our expenses in absolute dollars or as a percentage of revenue, market conditions, the need for additional inventory reserves or provisions, strategies to increase business including increasing sales to customers outside of the United States, gross margin as a percentage of revenue, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our success being tied to relationships with key customers, our plans to hire additional employees, our deferred stock-based compensation, the adequacy of our capital resources, our plans in China, the impact of recent accounting pronouncements, period-to-period comparisons of our operating results, our plans for a reverse stock split, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, our competitors, competition in our industry, our competitive advantage, consolidation in our industry, our exposure to currency rate fluctuations, our need for additional financing, investments of our existing cash, our exposure to interest rate risk, and the continued denomination of our international revenues in predominately United States dollars, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for our products, continued economic instability, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, loss of a key customer, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, being delisted from the Nasdaq SmallCap Market, financial stability in foreign markets and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ form these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements:

We follow SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” for recognizing revenue. Specifically, we recognize revenues upon the shipment of our products to our customers provided that we have received a purchase order, the price is fixed, and the collection of the resulting receivable is probable. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-contract customer support.

Allowances are provided for estimated returns. Provisions for return allowances are recorded at the time revenue is recognized based on our historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

Our inventory reserve for estimated losses to be incurred on sale or disposal of inventory is based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory reserves may be required. Based on reduced demand and revenue projections for our DWDM-related products, we recorded reserves of $6.5 million and $2.6 million for excess DWDM-related inventory in the years ended December 31, 2001 and 2002, respectively. We recorded reserves of $1.9 million for excess OPMS-related inventory in the year ended December 31, 2002. We did not record any inventory reserve for OPMS related products in the year ended December 31, 2001.

We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the quarter ended June 30, 2001, we recorded an impairment charge of $5.2 million for the property and equipment used to manufacture our DWDM-related products. In the quarter ended June 30, 2002, we recorded a write down charge of approximately $1.0 million for non-functional or damaged equipment and machinery in Taiwan which were used for the production of fused fiber products.

We estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our Statements of Operations. To date, we have recorded a full allowance against our deferred tax assets.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our Optical Path Management Solution, or OPMS, products. We have broadened our OPMS product line which now includes attenuators and fused fiber products. In early 1999, we started forming a new product line based in part on our proprietary technology. We started selling our dense wavelength division multiplexing, or DWDM, and other wavelength management products in July 2000. Since introduction, sales of DWDM-related products have fluctuated with the overall market for these products.

From our inception through December 31, 2002, we derived substantially all of our revenues from our OPMS product line. Our DWDM-related products contributed revenues of $1.9 million, $1.8 million and $1.1 million for the years ended December 31, 2000, 2001 and 2002, respectively. In the years ended December 31, 2000, 2001 and 2002, our top 10 customers comprised 45.5%, 35.5% and 49.8% of our revenues, respectively, but no individual customer accounted for 10% or more of our revenues in 2000, 2001 or 2002.

We market and sell our products predominantly through our direct sales force, which we began building in early 1998. Although we derived a significant portion of our revenues between 1996 and 1998 from overseas customers, an increasing percentage of our sales since early 1999 have been in North America. The percentages of our revenues derived from sales outside of North America were 20.9%, 17.8%, and 9.6% in the years ended December 31, 2000, 2001 and 2002, respectively.

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

•         inventory write-downs and impairment charges related to manufacturing assets;

•         mix of products sold;

•         changes in our pricing and pricing from our competitors;

•         mix of sales channels through which our products are sold; and

•         mix of domestic and international sales.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive, so accordingly we plan to continue to invest amounts similar to our spending levels in 2002 in our product development efforts.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2002 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect most of these expenses to remain flat in absolute dollars with the exception of professional and legal services which may increase due to increased rates and fees and costs associated with compliance with new laws.

In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. We expect non-cash compensation expense, which was $1.1 million in the year ended December 31, 2002, to decrease in future periods.

In July 2000, we issued 4,700,000 shares of Series C convertible preferred stock at a price of $5.50 per share. The difference between the issuance price and the deemed fair value of the preferred stock on the date of the transaction resulted in a deemed preferred stock dividend of $14.8 million, which was fully recognized in the quarter ended September 30, 2000.

In November 2000, we completed our initial public offering by issuing 4,500,000 shares of common stock at a price of $11.00 per share. The proceeds of the offering, net of costs associated with the registration and issuance of the shares, totaled $44.4 million.

In October 1997, we acquired 97% of the outstanding common stock of Transian Technology Ltd. Co. (“Transian”), a Taiwan corporation, for $512,000 to expand our design and manufacturing capacity. In April 1998, we invested an additional $152,000 in cash, increasing our ownership of Transian to 98.5%.

In December 2000, we established a subsidiary, Alliance Fiber Optic Products, in the People’s Republic of China, which we plan to develop as a manufacturing facility.

In March 2003, Mr. R. David Dicioccio resigned from our Board of Directors.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,

	2000	2001	2002

Revenues	100.0%	100.0%	100.0%

Cost of revenues:	60.2	125.6	126.3

Gross profit (loss)	35.5	(33.7)	(23.4)

Operating expenses:
Research and development	19.3	35.2	50.5
Sales and marketing	8.9	13.3	22.4
General and administrative	10.3	19.7	28.0
Excess Facility Charges	—	—	14.0

Total operating expenses	75.3	94.9	125.8

Loss from operations	(39.8)	(128.6)	(149.3)
Interest and other income, net	5.0	11.3	8.6

Loss before income taxes	(34.8)	(117.3)	(140.7)
Income tax provision (benefit)	1.7	1.1	(1.3)

Net loss	(36.5%)	(118.4%)	(139.4%)

Results of Operations

Comparison of Fiscal Year 2001 and Fiscal Year 2002

Revenues. Revenues were $20.4 million and $13.1 million for the years ended December 31, 2001 and 2002, respectively. OPMS revenues decreased from $18.5 million in 2001 to $12.0 million in 2002 primarily due to decreased volume shipments of our products as a result of poor market conditions. DWDM revenues decreased from $1.9 million in 2001 to $1.1 million in 2002 primarily due to the continued slowdown in the telecommunications industry and decreased average selling prices of our products due to increased competition. The percentage decrease in sales to customers outside North America in 2002 was mainly caused by decreased sales to five customers in Asia, which was partially offset by increased sales to one customer in Asia.

Cost of Revenues. Cost of revenues in fiscal year 2002 decreased to $16.2 million from approximately $27.3 million in fiscal year 2001. Cost of revenues as a percentage of net revenues decreased to 123.4% in fiscal year 2002 from 133.7% compared to fiscal year 2001. Cost of revenues in 2002 and 2001 were primarily impacted by write-offs for excess and obsolete inventory resulting from the slowdown in telecommunications capital spending, the general downturn in the U.S. economy, and the allocation of our fixed costs over decreased production volume. Management continues to closely monitor the Company’s inventory levels. Any further declines in demand for our products would result in reduced sales, increased operating losses and additional inventory provisions.

Gross Profit (Loss). Gross loss decreased from $6.9 million, or 33.7% of revenue, in 2001 to $3.1 million, or 23.4% of revenue, in 2002. The gross loss in both years was due to losses related to our DWDM products and decreasing profits on our OPMS products.

The gross loss in 2001 for DWDM products of $14.8 million was primarily caused by an inventory provision charge of $6.5 million for excess DWDM inventory and a $5.2 million impairment charge for the property and equipment used to manufacture our DWDM-related products. The gross loss in 2002 for DWDM products of $5.1 million was primarily caused by reduced revenue in 2002 and an inventory provision of $2.6 million for excess inventory which was recorded in accordance with the Company’s policy of reserving against inventory levels in excess of expected future demand.

Gross profit for OPMS products decreased from $7.9 million in 2001 to $2.1 million in 2002 primarily as a result of reduced revenues in 2002 due to poor market conditions and an inventory provision charge of $1.9 million for excess OPMS inventory that was taken in 2002.

We expect our gross margin as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and unabsorbed overhead. The anticipated growth of our DWDM product sales has been significantly impacted by the continued overall industry slowdown. We had approximately $0.6 million in DWDM-related net inventory and $2.3 million in OPMS-related net inventory on hand at December 31, 2002. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory reserves in future periods if the decrease in demand for our products continues.

Research and Development Expenses. Research and development expenses decreased from $10.4 million in 2001 to $7.3 million in 2002. The decrease in 2002 was primarily due to lower personnel levels and related expenditures, as well as tighter controls over discretionary spending. As a percentage of revenue, research and development expenses increased from 50.9% in 2001 to 55.7% in 2002. We expect research and development expenses to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.4 million in 2001 to $2.9 million in 2002. The decrease in 2002 was primarily due to lower sales forces expenses resulting from a reduction in headcount. As a percentage of revenue, sales and marketing expenses increased from 16.6% in 2001 to 21.9% in 2002. We expect sales and marketing expenses will remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

General and Administrative Expenses. General and administrative expenses decreased from $5.6 million in 2001 to $4.5 million in 2002. The decrease in 2002 was primarily due to lower personnel levels and reduced expenditures as well as tighter controls over discretionary spending. As a percentage of revenues, general and administrative expenses increased from 27.4% in 2001 to 34.3% in 2002. We expect to maintain general and administrative expenses at the same level with the exception of professional and legal services which may increase due to higher fees and costs associated with compliance with new laws.

Excess Facility Charge. Due to the decline in business conditions and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California in September 2002. As a consequence, the Company recorded an excess facility charge of $1.8 million in the year ended December 31, 2002 comprising of $1.6 million of future non-cancelable lease payments, which are expected to be paid over the next two years, and $0.2 million of fixed assets that were written-off.

Stock-Based Compensation. Total stock-based compensation decreased from $7.1 million, or 34.6% of revenues, in the year ended December 31, 2001 to $1.1 million, or 8.2% of revenues, in the year ended December 31, 2002. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants, and partially due to the reversal of compensation expense for unvested stock options of employees whose employment was terminated during the year ended December 31, 2002.

Interest and Other Income, Net. Interest and other income, net, was $2.3 million and $1.1 million for the years ended December 31, 2001 and 2002, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances. The decrease from 2001 to 2002 was due to a lower cash balance and lower interest rates.

Income Taxes. Income taxes included expenses $0.2 million in the year ended December 31, 2001 and a benefit of $0.2 million in the year ended December 31, 2002. The income tax expense in 2001 was primarily the result of non-cash compensation charges that are not deductible for income tax purposes resulting in taxable income. The income tax benefit in 2002 was primarily due to an federal income tax refund.

As of December 31, 2002, we had approximately $8.5 million and $4.7 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized.

We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain.

Comparison of Fiscal Year 2000 and Fiscal Year 2001

Revenues. Revenues were $22.2 million and $20.4 million for the years ended December 31, 2000 and 2001, respectively. Revenue declined 8% from 2000 to 2001 due to an overall slowdown in the telecommunications industry and decreased sales of our OPMS products from $20.3 million in 2001 to $18.5 million in 2002. DWDM revenue remained flat at $1.9 million in both 2000 and 2001.

Cost of Revenues. Cost of revenues in fiscal year 2001 increased to $27.3 million from approximately $14.3 million in fiscal year 2000. Cost of revenues as a percentage of net revenues increased to 133.7% in fiscal year 2001 from 64.5% in fiscal year 2000. The increase in cost of revenues in 2001 was primarily impacted by the $6.5 million charges for excess and obsolete inventory and a $5.2 million fixed asset impairment in conjunction with the DWDM inventory write-off resulting from the slowdown in telecommunications capital spending and the general downturn in the U.S. economy.

Gross Profit (Loss). Gross profit decreased from $7.9 million, or 35.5% of revenues, in 2000 to a loss of $6.9 million, or negative 33.7% of revenues, in 2001. The decrease in gross profit from 2000 to 2001, as a percentage of revenues, was due to a $6.5 million inventory write-off of mainly DWDM products and a $5.2 million fixed asset impairment write-off, and lower-than-anticipated sales of DWDM-related products.

In the year ended December 31, 2001, the decrease in gross profit in DWDM-related products was partially offset by an increase in gross profit from our OPMS products. Of fourth quarter 2001 sales, proceeds of $0.1 million were from the sales of DWDM inventory with original cost of approximately $1.0 million that had been reserved previously and, accordingly $1.0 million of the related inventory reserve was reversed.

Research and Development Expenses. Research and development expenses increased from $6.6 million, or 29.6% of revenues, in 2000 to $10.4 million, or 50.9% of revenues, in 2001. These increases were primarily due to costs related to the development of additional OPMS products, increases in the number of research and development personnel and related costs, and development and pilot production costs for our new DWDM-related products.

Sales and Marketing Expenses. Sales and marketing expenses increased from $2.4 million, or 10.9% of revenues, in 2000 to $3.4 million, or 16.6% of revenues, in 2001. The increase in expenses was attributable primarily to expansion of our sales and marketing efforts that resulted in an increase in marketing and advertising expenses.

General and Administrative Expenses. General and administrative expenses decreased from $7.7 million, or 34.8% of revenues, in 2000 to $5.6 million, or 27.4% of revenues in 2001. General and administrative expenses, excluding stock based compensation charges, increased mainly due to the increased scale of our operations. With the inclusion of stock based compensation charges, general and administrative expenses decreased due to the application of our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants

Stock-Based Compensation. Total stock-based compensation decreased from $9.1 million, or 41.1% of revenues, in the year ended December 31, 2000 to $7.1 million, or 34.6% of revenues, in the year ended December 31, 2001. This decrease was partially due to the application of our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants.

Interest and Other Income, Net. Interest and other income, net, was $1.1 million and $2.3 million for the years ended December 31, 2000 and 2001, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances. The increase from 2000 to 2001 was due to interest earned from significant investments in municipal bonds and corporate debt obligations during fiscal year 2001.

Income Taxes. Income taxes included expenses of $0.4 million and $0.2 million in the years ended December 31, 2000 and 2001, respectively. The income tax expenses in 2000 and 2001 were primarily the result of non-cash compensation charges that are not deductible for income tax purposes resulting in taxable income.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising $44.4 million, net of costs and expenses. As of December 31, 2002, we had cash and cash equivalents of $11.8 million and short-term investments of $31.2 million.

Net cash used in operating activities was $3.6 million in 2000, $11.1 million in 2001, and $6.7 million in 2002. Net cash used in 2000 and 2001 was primarily the result of our net loss, which was partially offset by non-cash charges, and an increase in working capital requirements caused by the expansion of our operations in anticipation of increased revenues which did not materialize. In 2002, our net loss of $18.3 million included non-cash charges of $10.1 million, primarily related to non-cash compensation expenses of $1.1 million, depreciation of $1.7 million, impairment write-off of property and equipment of $1.0 million, an excess facility charge of $1.8 million, and an inventory reserve of $4.5 million. Excluding the effects of these non-cash charges, net cash used before working capital changes was $7.1 million. Accounts receivable decreased by $1.5 million from 2001 to 2002, due primarily to improved collection of accounts receivable, and decreasing sales, and inventory decreased $0.1 million due to a further slowdown in market demand. Along with the $0.7 million decrease in payables and the $0.3 million increase in accrued expenses, net cash used in operating activities in 2002 totaled $6.7 million, $6.1 million less than cash used in 2001 in operating activities.

Cash used in investing activities was $31.2 million in 2000, and $13.2 million in 2001. Cash generated by selling short-term investments was $1.9 million in 2002. In 2000, $7.0 million was spent to acquire property and equipment and $24.2 million was invested in short-term securities. In 2001, $4.4 million was used for property and equipment and $8.8 million was used to purchase short-term securities. In 2002, we spent $0.8 million on property and equipment and we received $1.9 million from the sale of short-term securities.

Cash generated by financing activities was $71.1 million in 2000, $0.5 million in 2001 and $0.4 million in 2002. Cash generated by financing activities in 2000 included $27.4 million generated by the sale of Series C preferred stock and $44.4 million from the sale of common stock in our initial public offering. Cash generated by financing activities in 2001 and 2002 was comprised of proceeds from the exercise of options to purchase shares of our common stock as well as common stock issued through our Employee Stock Purchase Plan.

We entered into loan facilities in July 1999 and January 2000 with a financial institution for a maximum of $0.8 million, which was drawn down during the course of fiscal years 1999 and 2000. We repaid these loans with a portion of the proceeds of our initial public offering. These facilities were closed as of December 31, 2001. In July 2000, we arranged an additional facility with the same financial institution in the form of a $0.6 million letter of credit to secure a building lease. During 2001, the financial institution letter of credit was replaced by a letter of credit issued by another financial institution for the same amount. We pledged $0.6 million of our short-term investment as collateral for the letter of credit.

In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In September of 2002, we consolidated our operations in California into two buildings and vacated the facility with 10,600 square feet. As a result of the consolidation, we recorded an excess facility charge of $1.6 million and $0.2 million in the year ended December 31, 2002. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. In April 2001 we entered into a lease in mainland China but cancelled it, without penalty, in the third quarter of 2001. We had a lease for a facility near the Shenzhen area totaling approximately 12,000 square feet which expired in December, 2002. In August, 2002 we entered into a new lease for a 62,000 square foot facility near the same Shenzhen area which will expire in July 2007. The future minimum lease payments under our operating leases are as follows (in thousands):

Years ending December 31,
2003	$2,074
2004	1,155
2005	55
2006	55
2007	32

Total	$3,371

We had no other significant commitments as of December 31, 2002.

Our principal source of liquidity as of December 31, 2002 consisted of $43.0 million in cash and cash equivalents and interest bearing marketable securities.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on our related activities subsequent to the date of adoption. We believe that the adoption of this standard will not have a material impact on our financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Under that interpretation, certain entities known as “Variable Interest Entities” (VIE) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The measurement principles of this interpretation will be effective for the Company’s 2003 financial statements. The Company is currently evaluating the impact of this statement on its results of operations and financial position, but does not expect the adoption of this statement to have a material impact on its financial statements.

Interim Financial Information (unaudited)

The following table contains selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2002. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operation data (in thousands, except per share data):

	Three Months Ended

	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002

Revenues	$7,369	$4,568	$4,280	$4,171	$3,532	$3,665	$3,105	$2,811
Gross profit (loss)	2,327	(11,126)	1,043	894	(1,422)	(1,124)	(699)	173
Net loss attributable to common stockholders(1)	(2,776)	(16,480)	(2,268)	(2,609)	(5,691)	(4,496)	(5,324)	(2,767)
Basic and diluted net loss per share attributable to common stockholders(2)	$(0.09)	$(0.50)	$(0.07)	$(0.08)	$(0.17)	$(0.13)	$(0.15)	$(0.08)

______________

(1)       Net loss attributable to common stockholders in the quarter ended June 30, 2001 includes charges for inventory reserves and asset impairments of $6.5 million and $5.2 million, respectively. Net loss attributable to common stockholders in the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 include charges for inventory reserves of $2.2 million, $0.8 million and $1.2 million, respectively. Net loss attributable to common stockholders in the quarter ended June 30, 2002 includes charges for asset impairments of $1.0 million.

(2)       Net loss per share is computed independently for each quarter presented. Therefore, the aggregate of the quarterly per share information may not equal the annual loss per share.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

We incurred operating losses of approximately $8.8 million, $26.2 million and $19.6 million in fiscal year 2000, 2001 and 2002, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future. As of December 31, 2002, we had an accumulated deficit of approximately $52.0 million.

Although we continue to experience decreased demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, our increasing operating expenses, the rate at which competition in our industry intensifies, and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

Our Optical Path Management Solution (OPMS) products (formerly known as OPIS products) have historically represented substantially all of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products or if we experience decreases in OPMS sales, our business will be seriously harmed.

Sales of our OPMS products accounted for over 91% of our revenues in the fiscal year ended December 31, 2002 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during 2002 have negatively impacted our revenues. We took charges of $1.9 million against excess OPMS-related inventory in the year ended December 31, 2002. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping in July 2000. Demand for these products declined sharply starting in mid fiscal 2001. Based on the reduced demand and reduced revenue projections for this product line, we took charges of $2.6 million against excess DWDM-related inventory in the year ended December 31, 2002. If demand does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory currently on our books.

We are experiencing a decrease in market demand due to overcapacity in our industry and an economy that is stymied by international terrorism, war and political instability.

The United States economy experienced a significant slowdown in consumption and demand for most of 2001 and 2002. During the last two years, telecommunication companies have decreased their spending which has resulted in excess inventory and overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

As a result of the transfer to the Nasdaq SmallCap Market, we may become subject to certain sections of the California Corporations Code that may affect our charter documents. For example, we may not be able to continue to have a classified board or continue to eliminate cumulative voting. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders may have certain dissenting stockholder rights. The transfer to the Nasdaq SmallCap Market may also require that we amend provisions of our stock incentive plan and employee stock purchase plan.

There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. Although we were unable to comply with this criteria for at least 10 consecutive trading days before January 13, 2003, Nasdaq granted us an additional 180 days, or until July 10, 2003, to comply with the minimum closing bid price requirement because we met the initial listing requirements of the Nasdaq SmallCap Market on that date. If we are unable to comply with this criteria for 10 consecutive trading days before July 10, 2003, or we are unable to continue to meet any of the Nasdaq SmallCap Market’s initial listing requirements during the 180 days grace period, we may be delisted from the Nasdaq SmallCap Market, which could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future.

In addition, many companies that face delisting as a result of closing bid prices that are below the Nasdaq SmallCap Market’s continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. We are currently considering the merits of implementing a reverse split and plan to submit a proposal to such effect in our proxy materials for our 2003 annual meeting of stockholders. We will continue to evaluate this option as well as other courses of action.

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

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex, Corning, DiCon Fiberoptics, Gould, JDS Uniphase, Lucent, Luminent (a subsidiary of MRV Communications, Inc.), Oplink, Stratos Lightwave and Tyco Electronics. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of December 31, 2002, we had a total of 86 full-time employees in Sunnyvale, California, 170 full-time employees in Taiwan, and 51 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

•         improve existing and implement new operational, financial and management controls, reporting systems and procedures;

•         hire, train, motivate and manage additional qualified personnel, especially if we experience a significant increase in demand for our products;

•         effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and

•         effectively manage relationships with our customers, suppliers, representatives and other third parties.

In addition, we will need to coordinate our domestic and international operations and establish the necessary infrastructure to implement our international strategy. If we are not able to manage fluctuations in our growth in an efficient and timely manner, our business will be severely harmed.

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses, excluding non-cash compensation expenses, were approximately $4.3 million, $7.2 million and $6.6 million for the fiscal years 2000, 2001 and 2002, respectively. We intend to continue to invest a substantial amount of funds, comparable to our investment levels in 2002, in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

Decreased spending by telecommunication companies over the past two years has resulted in decreased demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices.

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

Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess and obsolete inventory in the year ended December 31, 2002. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer’s requirements may be underutilized in a subsequent quarter.

We depend on key personnel to operate our business effectively in the rapidly changing fiber optic components market, and if we are unable to hire and retain appropriate management and technical personnel, our ability to develop our business could be harmed.

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Vice President, Sales and Marketing; Wei-shin Tsay, our senior Vice President of Product Development; Anita Ho, Acting Chief Financial Officer and Corporate Controller; and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

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

The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

•         the education of potential end-user customers and network service providers about the benefits of optical networks; and

•         the continued growth of the metropolitan, last mile, and enterprise access segments of the communications network.

If we fail to address changing market conditions, sales of our products may decline, which would adversely impact our revenues.

If we fail to protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenues or increase our costs.

The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as policing unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States laws. Our competitors and suppliers may independently develop similar technology, duplicate our products, or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

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

For the years ended December 31, 2000, 2001 and 2002, sales to customers located outside of North America were 20.9%, 17.8%, and 9.6% of our revenues, respectively. The percentage decrease in sales to customers outside North America in the past year was mainly caused by decreased sales to five customers outside of North America which was partially offset by increased sales to one customer outside of North America. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2002, $10.3 million, or 23.9% of our investments, had maturities of less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Item 8.            Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements

Report of Independent Accountants	30

Consolidated Balance Sheets as of December 31, 2001 and 2002	31

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	32

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	33

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2002	34

Notes to Consolidated Financial Statements	35

Financial Statement Schedule

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto	47

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Alliance Fiber Optic Products, Inc.

In our opinion, the consolidated financial statements comprising the consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 3, 2003

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,

	2001	2002

Assets
Current assets:
Cash and cash equivalents	$16,947	$11,759
Short-term investments	33,118	31,216
Accounts receivable, net	2,645	1,133
Inventories, net	7,419	2,930
Prepaid expense and other current assets	1,106	967

Total current assets	61,235	48,005
Property and equipment, net	7,381	5,313
Other assets	575	362

Total assets	$69,191	$53,680

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$1,425	$706
Income tax payable	153	140
Accrued expenses	1,666	2,156
Accrued excess facility charge - short term	—	892

Total current liabilities	3,244	3,894
Long-term liabilities:
Accrued excess facility charge- long term	—	547
Other long-term liabilities	182	276

Total liabilities	3,426	4,717

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value: 250,000,000 shares authorized;35,409,524 and 35,580,871 shares issued and outstanding at December 31, 2001 and 2002, respectively	35	35
Additional paid-in-capital	108,755	105,053
Receivables from stockholders	(1,934)	(1,636)
Deferred stock-based compensation	(7,261)	(2,420)
Accumulated deficit	(33,709)	(51,987)
Accumulated other comprehensive loss	(121)	(82)

Stockholders’ equity	65,765	48,963

Total liabilities and stockholders’ equity	$69,191	$53,680

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,

	2000	2001	2002

Revenues	$22,223	$20,388	$13,113

Cost of revenues	14,324	27,250	16,185

Gross profit (loss)	7,899	(6,862)	(3,072)

Operating expenses:
Research and development	6,589	10,371	7,299
Sales and marketing	2,415	3,392	2,870
General and administrative	7,724	5,582	4,494
Excess facility charges	—	—	1,840

Total operating expenses	16,728	19,345	16,503

Loss from operations	(8,829)	(26,207)	(19,575)
Interest and other income, net	1,114	2,297	1,130

Loss before income taxes	(7,715)	(23,910)	(18,445)
Income tax provision (benefit)	396	223	(167)

Net loss	(8,111)	(24,133)	(18,278)
Deemed preferred stock dividend	(14,758)	—	—

Net loss attributable to common stockholders	$(22,869)	$(24,133)	$(18,278)

Net loss per share:
Basic and diluted	$(2.71)	$(0.73)	$(0.53)

Shares used in computing net loss per share:
Basic and diluted	8,452	33,286	34,679

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$950	$1,635	$(376)
Research and development	2,309	3,191	681
Sales and marketing	433	671	(64)
General and administrative	5,439	1,560	829

Total	$9,131	$7,057	$1,070

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	2000	2001	2002

Cash flows from operating activities:
Net loss	$(8,111)	$(24,133)	$(18,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	957	2,109	1,696
Amortization of stock based compensation	9,131	7,057	1,070
Impairment in property and equipment	—	5,200	972
Provision for inventory	—	6,543	4,486
Excess facility charge	—	—	1,840
Interest income receivable			(66)
Changes in assets and liabilities:
Accounts receivable, net	(3,563)	2,648	1,519
Inventories, net	(5,434)	(7,213)	90
Prepaid expenses and other assets	(922)	(709)	360
Accounts payable	2,175	(1,818)	(740)
Income tax payable	401	(248)	(13)
Accrued expenses	1,684	(552)	263
Other long-term liabilities	50	10	134
Minority interest	19	(9)	—

Net cash used in operating activities	(3,613)	(11,115)	(6,667)

Cash flows from investing activities:
Proceeds from (purchase of) short-term investments	(24,206)	(8,832)	1,851
Purchase of property and equipment	(6,986)	(6,100)	(806)

Net cash used in investing activities	(31,192)	(14,932)	1,045

Cash flows from financing activities:
Proceeds from bank borrowings	459	—	—
Repayments of bank borrowings	(754)	—	—
Proceeds from issuance of Series B preferred stock	280	—	—
Proceeds from issuance of Series C preferred stock	27,441	—	—
Proceeds from issuance of common stock under ESPP	—	342	177
Proceeds from the exercise of common stock options	67	123	30
Proceeds from the issuance of stock upon completion of initial public offering	44,410	—	—
Proceeds from repayment of notes receivable	—	2	226
Stock repurchase	(782)	—	—

Net cash provided by financing activities	71,121	467	433

Effect of exchange rate changes on cash and cash equivalents	93	(21)	1

Net increase (decrease) in cash and cash equivalents	36,409	(25,601)	(5,188)
Cash and cash equivalents at beginning of year	6,139	42,548	16,947

Cash and cash equivalents at end of year	$42,548	$16,947	$11,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder’s Equity
(in thousands)

							Accumulated
			Additional	Receivables	Deferred		Other
	Common Stock		Paid-in	From	Stock-based	Accumulated	Comprehensive		Comprehensive

	Shares	Amount	Capital	Stockholders	Compensation	Deficit	Loss	Total	Income/(Loss)

Balance at December 31, 1999	4,400	$4	$2,681	—	$(810)	$(1,465)	$(14)	$396
Issuance of Common Stock upon exercise of options	3,420	3	2,014	$(1,950)	—	—	—	67
Issuance of Common Stock upon completion of initial public offering	4,500	5	44,405	—	—	—	—	44,410
Conversion of preferred stock upon completion of initial public offering	22,400	23	37,533	—	—	—	—	37,556
Interest of notes receivable				(56)				(56)
Stock repurchased	(76)	—	(782)	—	—	—	—	(782)
Deferred stock-based compensation	—	—	27,255	—	(27,255)	—	—	—
Stock-based compensation for Series C Preferred Stock	—	—	1,878	—	—	—	—	1,878
Allocation of discount on preferred stock	—	—	14,758	—	—	—	—	14,758
Deemed preferred stock dividend	—	—	(14,758)	—	—	—	—	(14,758)
Amortization of deferred stock-based compensation	—	—	—	—	7,252	—	—	7,252
Comprehensive Loss:
Net loss for the year	—	—	—	—	—	(8,111)	—	(8,111)	$(8,111)
Unrealized loss on short-term investments	—	—	—	—	—	—	(77)	(77)	(77)
Currency translation adjustments	—	—	—	—	—	—	(90)	(90)	(90)

Comprehensive Loss									$(8,278)

Balance at December 31, 2000	34,644	$35	$114,984	$(2,006)	$(20,813)	$(9,576)	$(181)	$82,443
Issuance of Common Stock upon exercise of options	782	—	123	—	—	—	—	123
Issuance of Common Stock under ESPP	182	—	342	—	—	—	—	342
Interest of notes receivable				(129)				(129)
Repayment of notes receivable	—	—	—	2	—	—	—	2
Stock repurchased	(199)	—	(199)	199	—	—	—	—
Deferred stock-based compensation	—	—	(6,495)	—	6,495	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	7,057	—	—	7,057
Comprehensive Loss:
Net loss for the year	—	—	—	—	—	(24,133)	—	(24,133)	$(24,133)
Unrealized loss on short-term investments	—	—	—	—	—	—	157	157	157
Currency translation adjustments	—	—	—	—	—	—	(97)	(97)	(97)

Comprehensive Loss									$(24,073)

Balance at December 31, 2001	35,409	$35	$108,755	$(1,934)	$(7,261)	$(33,709)	$(121)	$65,765
Issuance of Common Stock upon exercise of options	80		30					30
Issuance of Common Stock under ESPP	254	—	177					177
Interest of notes receivable				(66)				(66)
Repayment of notes receivable				226				226
Stock repurchased	(163)		(138)	138				—
Deferred stock-based compensation			(1,028)		1,028			—
Amortization of deferred stock-based compensation			(2,743)		3,813			1,070
Comprehensive Loss:
Net loss for the year						(18,278)		(18,278)	$(18,278)
Unrealized loss on short-term investments							(51)	(51)	(51)
Currency translation adjustments							90	90	90

Comprehensive Loss									$(18,239)

Balance at December 31, 2002	35,580	$35	$105,053	$(1,636)	$(2,420)	$(51,987)	$(82)	$48,963

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

1.         The Company and Summary of Significant Accounting Policies

The Company

Alliance Fiber Optic Products, Inc. (the “Company”) was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company’s headquarters is located in Sunnyvale, California, and it has operations in Taiwan and China.

Public Offering

In November 2000, the Company sold 4,500,000 shares of common stock in an initial public offering for net proceeds of approximately $44.4 million. Simultaneous with the closing of the public offering, all 22,400,000 outstanding mandatorily redeemable convertible preferred shares were converted to common shares on a one for one basis.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of presentation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Foreign currency translation

The Company’s operations in foreign subsidiaries use the local currency as their functional currency. All assets and liabilities of the subsidiaries are translated at rates of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. Gains and losses resulting from foreign currency translation are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in interest and other income and have not been material.

Cash, cash equivalents and marketable securities

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but less than one year. As of December 31, 2001 and 2002, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.

The Company’s financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Provisions are made for excess and obsolete inventory based on historical usage and management’s estimates of future demand.

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

Allowances are provided for estimated returns. Provision for return allowances is recorded at the time revenue is recognized based on our historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Stock-based compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) issued Interpretations (“FIN”) No. 44 “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB No. 25.” Under APB Opinion No. 25 and FIN No. 44, compensation cost is, in general, recognized based on the excess, if any, of the fair market value of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. In addition, the Company complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require the award to be recorded at its fair value.

Pro Forma Disclosure Under SFAS No. 123

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its stock based awards under the fair value method. The fair value of these stock based awards was estimated using the Black-Scholes model. The Company calculated the fair value of each stock based award on the date of grant using the Black-Scholes model, as prescribed by SFAS No. 123, using the following assumptions:

	Options			ESPP

	Interest Rate	Term	Volatility	Interest Rate	Term	Volatility

2002	2.40 - 3.73%	3 - 4	100.00%	1.23 - 1.34%	0.5	100.00%
2001	3.91 - 4.86%	3 - 4	140.00%	1.82 - 3.97%	0.5	140.00%
2000	5.00 - 5.96%	3 - 4	70.00%	—	—	—

The weighted average fair value on the grant date of options in the years ended December 31, 2000, 2001 and 2002 was $6.19, $0.81, and $0.55, respectively. The weighted average fair value of the employee stock purchase rights granted under the 2000 ESPP plan during 2001 and 2002 was $2.06 and $0.28, respectively. No employee stock purchase rights were granted in 2000.

Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Years Ended December 31,

	2000	2001	2002

Net loss, as reported:	$(22,869)	$(24,133)	$(18,278)
Add: Stock-based employee cmpensation expense included in reported net income	6,312	7,012	904
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,798)	(8,787)	(1,915)

Pro forma net loss:	$(24,355)	$(25,908)	$(19,289)

Net loss per share attributable to common stockholders,basic and diluted:
As reported	$(2.71)	$(0.73)	$(0.53)
Pro forma	$(2.88)	$(0.78)	$(0.56)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the consolidated statements of stockholders’ equity.

Recent accounting pronouncements

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 by the Company is dependent on its related activities after the date of adoption. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. . The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Under that interpretation, certain entities known as “Variable Interest Entities” (VIE) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. The measurement principles of this interpretation will be effective for the Company’s 2003 financial statements. The Company is currently evaluating the impact of this statement on its results of operations and financial position, but do not expect the adoption of this statement to have a material impact on its financial statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

2.         Balance Sheet Components (in thousands)

	December 31,

	2001	2002

Cash and cash equivalents:
Cash	$1,039	$1,475
Municipal bonds	11,513	9,908
Money Market instruments and funds	4,395	376

	$16,947	$11,759

Accounts receivable, net:
Accounts receivable	$3,321	$1,820
Less: Allowance for doubtful accounts and sales returns	(676)	(687)

	$2,645	$1,133

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$537	$676
Addition	253	298
Utilized	(114)	(287)

Balance at end of year	$676	$687

Inventories, net:
Finished goods	$3,241	$2,218
Work-in-process	5,977	854
Raw materials	2,966	2,740

	$12,184	$5,812
Less: Reserve for excess and obsolete inventory	(4,765)	(2,882)

	$7,419	$2,930

Property and equipment, net:
Machinery and equipment	$7,191	$6,371
Furniture and fixtures	1,366	409
Leasehold improvements	1,024	804
Building and equipment prepayments	187	879

	$9,768	$8,463
Less: Accumulated depreciation	(2,387)	(3,150)

	$7,381	$5,313

Accrued expenses:
Accrued compensation costs	$1,097	1,052
Accrued professional fees	252	184
Other accruals	317	920

	$1,666	$2,156

Accumulated other comprehensive loss:
Cumulative translation adjustments	$(201)	$(111)
Unrealized gain (loss) on short-term investments	80	29

	$(121)	$(82)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

3.         Short-term investments

	December 31,

	2001	2002

Corporate debt obligations	$16,648	$14,127
Municipal bonds	7,800	6,400
Commercial paper	2,488	—
Government agencies	6,182	10,689

	$33,118	$31,216

Approximately $641,000 of the short term investments above are pledged as collateral for a stand-by letter of credit issued by a commercial bank.

4.         Provision for Inventory

	December 31,

	2001	2002

Balance at beginning of year	$663	$4,765
Addition	6,543	4,486
Utilized	(2,441)	(6,369)

Balance at end of year	$4,765	$2,882

Due to the decline in business conditions during 2002 which resulted in reduced demand and revenue projections, the Company recorded provisions for inventory totaling $1.9 million against excess OPMS-related inventory in the year ended December 31, 2002. The Company also recorded charges of $2.6 million against excess DWDM-related inventory in the year ended December 31, 2002.

Due to the slowdown in telecommunications spending and to the decline in overall market conditions during 2001, the Company recorded charges of $6.5 million against excess DWDM-related inventory in the year ended December 31, 2001.

5.         Impairment of Property and Equipment

Certain of the Company’s equipment and machinery located in Taiwan for the production of its fused fiber products was determined to be non-functional or damaged. Accordingly, the Company recorded a write-down charge of$1.0 million in the year ended December 31, 2002 for this equipment and machinery.

As a result of the business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of future non-cancelable lease payments, which are expected to be paid over the next two years, and $0.2 million of fixed assets written-off. Cash payments in 2002 amounted to $0.2 million and $1.4 million remains on the consolidated balance sheet in accrued facility charges at December 31, 2002.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

6.         Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,

	2000	2001	2002

Loss subject to domestic income taxes only	$(9,336)	$(21,561)	$(16,014)
Income (loss) subject to foreign income taxes only	1,621	(2,349)	(2,431)

	$(7,715)	$(23,910)	$(18,445)

The income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,

	2000	2001	2002

Current
Federal	$125	$—	$(175)
State	3	—	2
Foreign	268	223	6

	396	223	(167)

Deferred	—	—	—

Total provision (benefit)	$396	$223	$(167)

The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,

	2000	2001	2002

Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal tax	(5.8)	(5.8)	(5.8)
Foreign taxes, at lower rate	3.4	0.3	—
Permanent differences - stock compensation	40.3	11.6	2.4
Research and development credits	(0.8)	(0.8)	(2.0)
Valuation allowance	(0.9)	25.0	39.5
Other	2.9	4.7	(1.0)

Effective tax rate	5.1%	1.0%	(0.9)%

Deferred tax assets consisted of the following (in thousands):

	December 31,

	2000	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$146	$3,169	$8,940
Credit carryforwards	190	1,161	1,466
Depreciation	(198)	(672)	1,486
Accruals and allowances	278	2,467	1,846

	416	6,125	13,738
Less: valuation allowances	(416)	(6,125)	(13,738)

Net deferred tax assets	$—	$—	$—

ALLIANCE FIBER OPTIC PRODUCTS, INC.

	December 31,

	2001	2002

Valuation allowance on deferred tax assets:
Balance at beginning of year	$416	$6,125
Addition	5,709	7,613
Utilized	—	—

Balance at end of year	$6,125	$13,738

Due to the uncertainty regarding whether the deferred tax asset will be realized, the Company provided a full valuation allowance against net deferred tax assets.

As of December 31, 2002, the Company had net operating losses carryforward of approximately $8.5 million for federal and $4.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2011 for state purposes.

As of December 31, 2002, the Company had research credit carryforwards of approximately $0.3 million and $0.4 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2020. The California tax credit can be carried forward indefinitely.

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

7.         Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share amount.

	Years Ended December 31,

	2000	2001	2002

Numerator:
Net loss attributable to common stockholders	$(22,869)	$(24,133)	$(18,278)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	9,524	35,032	35,479
Less: Weighted average of shares subject to repurchase right	(1,072)	(1,745)	(800)

Basic and diluted	8,452	33,286	34,679

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.71)	$(0.73)	$(0.53)

The following outstanding options and mandatorily redeemable convertible preferred stock were excluded from the computation of diluted net loss per share (in thousands):

	Years Ended December 31,

	2000	2001	2002

Options to purchase common stock and shares subject to repurchase	4,619	5,398	3,760
Mandatorily redeemable convertible preferred stock	17,049	—	—

	21,668	5,398	3,760

ALLIANCE FIBER OPTIC PRODUCTS, INC.

8.         Deemed Preferred Stock Dividend

In July 2000, the Company issued 4,700,000 shares of Series C preferred stock at a price of $5.50 per share. The difference between that price and the deemed fair value of the common stock on the date of the transaction resulted in a beneficial conversion feature in the amount of $14.8 million. The value of this beneficial conversion feature was recognized immediately as a deemed preferred stock dividend in the year ended December 31, 2000 as the preferred stockholders had the right to immediately convert their preferred shares.

9.         Amended Certificate of Incorporation

The Company amended its Certificate of Incorporation upon the completion of its initial public offering. Upon the adoption of the amended Certificate of Incorporation, the Company is authorized to issue 250,000,000 shares of common stock, $0.001 par value per share, and 5,000,000 undesignated shares of preferred stock, $0.001 par value per share.

10.       Stock-based Compensation Plans

1997 Stock Option Plan

In May 1997, the Company adopted its 1997 Stock Plan under which 3,000,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. During the year ended December 31, 2000, an additional 5,200,000 shares were reserved for issuance under the 1997 Stock Plan. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1997 Stock Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). In November 2000, the 1997 Stock Plan was replaced by the 2000 Stock Incentive Plan and all shares available for grant under the 1997 Stock Plan were transferred to the 2000 Stock Incentive Plan.

2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. In addition, 1,397,867 shares available for grant under the 1997 Stock Plan at the time of its termination were transferred to and became reserved for issuance under the 2000 Stock Incentive Plan. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).

The following table summarizes option activity under the Plans:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

	Available for Grant	Options Outstanding		Weighted Average Exercise Price

		Number of Shares	Exercise Price

Balance at December 31, 1998	1,516,000	1,484,000	$ 0.05	$ 0.05
Granted	(1,402,000)	1,402,000	$ 0.20	$ 0.20
Canceled	733,000	(733,000)	$ 0.05	$ 0.05

Balance at December 31, 1999	847,000	2,153,000	$0.05 - $0.20	$ 0.12
Amendment of the 1997 Plan	5,200,000	—
Adoption of the 2000 Plan	1,500,000	—
Options granted under the 1997 Plan and canceled after the adoption of the 2000 Plan	(13,200)	—
Granted	(4,947,266)	4,947,266	$0.20 - $5.75	$ 1.63
Canceled	132,333	(132,333)	$0.20 - $4.50	$ 2.07
Exercised	—	(3,420,750)	$0.05 - $2.00	$ 0.59

Balance at December 31, 2000	2,718,867	3,547,183	$0.05 - $5.75	$ 1.70
Amendment of the 2000 Plan	1,459,333	—
Options granted under the 1997 Plan and canceled after the adoption of the 2000 Plan	(929,959)	—	$0.20 - $4.50	$ 2.00
Granted	(1,922,300)	1,922,300	$0.72 - $6.38	$ 1.26
Canceled	1,034,109	(1,034,109)	$2.10 - $6.38	$ 2.21
Exercised	—	(782,425)	$0.05 - $2.00	$ 0.16

Balance at December 31, 2001	2,360,050	3,652,949	$0.05 - $6.38	$ 1.79
Amendment of the 2000 Plan	—	—
Options granted under the 1997 Plan and canceled after the adoption of the 2000 Plan	(512,441)		$0.20 - $4.50	$ 2.29
Granted	(632,900)	632,900	$0.40 - $0.95	$ 0.56
Canceled	1,245,791	(1,245,791)	$0.20 - $6.38	$ 2.12
Exercised		(80,200)	$0.20 - $1.00	$ 0.37

Balance at December 31, 2002	2,460,500	2,959,858	$0.05 - $6.38	$ 1.42

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Information relating to stock options outstanding at December 31, 2002 is as follows:

Options Outstanding				Options Exercisable

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.05	75,000	3.75	$0.05	75,000	$0.05
$ 0.20	317,167	6.24	$0.20	41,084	$0.20
$0.40 - $0.55	424,350	9.00	$0.45	116,050	$0.50
$0.70 - $1.00	1,296,675	8.95	$0.84	131,875	$1.00
$1.70 - $2.50	446,700	8.16	$2.08	189,900	$1.97
$4.00 - $5.75	352,466	7.81	$4.58	176,233	$4.58
$ 6.38	47,500	7.95	$6.38	16,950	$6.38

	2,959,858	8.26	$1.42	747,092	$0.49

Receivables from Stockholders

On various dates during the year ended December 31, 2000, 2,935,000 options were exercised prior to being vested by certain officers of the Company for a total of $1.95 million in notes payable to the Company. These exercised shares are subject to rights of repurchase by the Company until such shares are vested. The notes are full recourse, have a four-year term, and bear interest ranging from 6.5% to 7.0% per annum. The number of shares of common stock subject to repurchase was 1,230,208 and 570,833 as of December 31, 2001 and 2002, respectively.

Employee Stock Purchase Plan

In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Plan”). The Company reserved 1,500,000 shares of common stock for issuance under the Plan, none of which were issued as of December 31, 2000. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 181,799 and 253,647 shares were purchased under the Plan in 2001 and 2002, respectively.

Stock-based Compensation under APB Opinion No. 25

During the years ended December 31, 2000, 2001 and 2002, the Company recorded stock base compensation expense of $6.3 million, $7.0 million and $0.9 million respectively. This compensation represents the difference between the exercise price of common stock options and the deemed fair value for financial statement reporting purposes of the Company’s common stock on the option grant date. Deferred compensation is being amortized using the graded vesting method, in accordance with FIN No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

SFAS No. 123 Compensation to Consultants

In the years ended December 31, 2000, 2001 and 2002, the Company granted options to purchase common stock of 173,333, 29,000, and 10,000 shares, respectively, to consultants and an advisor. The weighted average exercise prices were approximately $0.53, $3.83 and $0.40 for the years ended December 31, 2000, 2001 and 2002, respectively. These options vest over periods of one to four years. The Company is required to record the change in the fair value of these options at each reporting date prior to vesting and then finally at the vesting date of the option. Deferred stock-based compensation in accordance with SFAS No. 123 and EITF Issue No. 96-18 related to these options totaled $1.2 million, $0.8 million, and $22,000 at December 31, 2000, 2001 and 2002, respectively. Amortization of the deferred stock-based compensation balance amounted to $0.9 million, $45,000 and $0.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

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

The Company performs ongoing credit evaluations of its customers’ financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

At December 31, 2001 and 2002, one customer accounted for 15% and 10% of the Company’s accounts receivable, respectively.

For the years ended December 31, 2000, 2001 and 2002, no individual customer accounted for 10% or more of the Company’s revenues.

Certain components used in manufacturing the Company’s products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

12.       Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated in certain geographic segments and identifiable assets located in these segments (in thousands):

	Years Ended December 31,

	2000	2001	2002

Revenues
United States	$20,248	$16,760	$12,701
Taiwan	1,975	3,628	412

	$22,223	$20,388	$13,113

ALLIANCE FIBER OPTIC PRODUCTS, INC.

	Years Ended December 31,

	2000	2001	2002

Identifiable Assets
United States	$80,548	$60,318	$47,054
Taiwan	7,771	8,554	5,773
China	206	319	853

Total	$88,525	$69,191	$53,680

13.       Commitments and Contingencies

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

The Company leases certain office space under long-term operating leases expiring at various dates through 2007. Total lease expenses under these operating leases were approximately $526,000, $2.1 million, and $1.8 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Total future minimum lease payments under operating leases as of December 31, 2002, for the years ending December 31, are summarized below (in thousands):

Years ending December 31,

2003	$2,074
2004	1,155
2005	55
2006	55
2007	32
Total	$3,371

The Company had no other significant commitments as of December 31, 2002.

FINANCIAL STATEMENT SCHEDULE

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Item 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.          Directors and Executive Officers of the Registrant

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Stockholders to be held on May 16, 2003 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.          Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Director Compensation,” “Executive Compensation,” and “Election of Directors — Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the number of shares of Common Stock that were subject to outstanding stock options as of December 31, 2002.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,959,858	(1)	$1.42	2,460,500	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	2,959,858		$1.42	3,525,054	(3)

______________

(1)       Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan. Options to purchase shares of the Company’s Common Stock are no longer granted under the 1997 Stock Plan.

(2)       Includes the number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors.

(3)       Includes 1,064,554 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on the first day of the Company’s fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13.          Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14.          Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our acting chief financial officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K, that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) were effective.

(b) Changes in internal controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       Documents filed as part of this report:

(1)      Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Alliance Fiber Optic Products, Inc., under Item 8 of Part II hereof.

(2)      Financial Statement Schedules

Reference is made to the Index to Consolidated Financial Statements of Alliance Fiber Optic Products, Inc., under Item 8 of Part II hereof. All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes Thereto.

All other financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(3)      Exhibits

See Item 15(c) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)       Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

(c)       Exhibits

Exhibit Number	Description of Document

3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

3(i).2*	Certificate of Designation of Series A Participating Preferred Stock.

3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A (File No. 0-31857)).

10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.2

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.3

Lease Agreement dated April 6, 1999 by and between North Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.4

Lease dated June 26, 2000 by and between Renault & Handley Employees Investment Co. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.5#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.6#

Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.7#

Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.8#

Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated June 15, 2000 between R. David Dicioccio and the Company (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.9#	Form of Full Recourse Promissory Note (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

Exhibit Number	Description of Document

10.11#

Agreement and Release of Claim by and between the Company and John M. Harland dated August 23, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the Quarter ended September 30, 2001).

10.12#

Full Recourse Promissory Note dated May 1, 2002 between the Company and Wei-Shin Tsay (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K).

23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1*	Power of Attorney (see page 53 of this Form 10-K).

99.1*	Statement of Chief Executive Officer under 18 U.S.C. §1350.

99.2*	Statement of Chief Financial Officer under 18 U.S.C. §1350.

______________

*          Filed herewith.

#          Indicates management contract or compensatory plan or arrangement.

(d)       Financial Statements.

Reference is made to Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Date: March 27, 2003	By	/s/ Peter C. Chang

Peter C. Chang President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter C. Chang and Anita K. Ho, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer (Principal Executive Officer) and Chairman	March 27, 2003

Peter C. Chang

/s/ Anita K. Ho	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2003

Anita K. Ho

/s/ Gwong-Yih Lee	Director	March 27, 2003

Gwong-Yih Lee

/s/ Kenny Liu	Director	March 27, 2003

Kenny Liu

/s/ James C. Yeh	Director	March 27, 2003

James C. Yeh

CERTIFICATIONS

I, Peter C. Chang, certify that:

1. I have reviewed this annual report on Form 10-K of Alliance Fiber Optic Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ Peter C. Chang

Peter C. Chang Chief Executive Officer

I, Anita K. Ho, certify that:

1. I have reviewed this annual report on Form 10-K of Alliance Fiber Optic Products, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
/s/ Anita K. Ho

Anita K. Ho Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

3(i).2*	Certificate of Designation of Series A Participating Preferred Stock.

3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A (File No. 0-31857)).

10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.2

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.3

Lease Agreement dated April 6, 1999 by and between North Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.4

Lease dated June 26, 2000 by and between Renault & Handley Employees Investment Co. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.5#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.6#

Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.7#

Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.8#

Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated June 15, 2000 between R. David Dicioccio and the Company (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.9#	Form of Full Recourse Promissory Note (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.11#

Agreement and Release of Claim by and between the Company and John M. Harland dated August 23, 2001 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the Quarter ended September 30, 2001).

10.12#

Full Recourse Promissory Note dated May 1, 2002 between the Company and Wei-Shin Tsay (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

Exhibit Number	Description of Document

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K).

23.1*	Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1*	Power of Attorney (see page 53 of this Form 10-K).

99.1*	Statement of Chief Executive Officer under 18 U.S.C. §1350.

99.2*	Statement of Chief Financial Officer under 18 U.S.C. §1350.

______________

*          Filed herewith.

#          Indicates management contract or compensatory plan or arrangement.