Form 10QSB
period 2002-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2003-05-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

          (Mark One)
           ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

          ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

          For the transition period from                to

          Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0554122

(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification number)

735 North Pastoria Avenue, Sunnyvale, California 94085

(Address of Principal Executive Offices)

(408) 736-6900

(Issuer’s telephone number)

On May 9, 2003, 35,777,907 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED MARCH 31, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	Dec. 31,	Mar. 31,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$11,759	$5,638
Short-term investments	31,216	35,248
Accounts receivable, net	1,133	1,120
Inventories, net	2,930	2,840
Prepaid expense and other current assets	967	966

Total current assets	48,005	45,812
Property and equipment, net	5,313	5,080
Other assets	362	371

Total assets	$53,680	$51,263

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$706	851
Income tax payable	140	140
Accrued expenses	2,156	1,751
Accrued excess facility charge-short term	892	905

Total current liabilities	3,894	3,647
Accrued excess facility charge-long term	547	312
Other long-term liabilities	276	281

Total liabilities	4,717	4,240

Commitments and contingencies (Note 8) :
Stockholders’ equity
Common stock, $0.001 par value: 250,000,000 shares authorized; 35,580,871 and 35,605,871 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	35	35
Additional paid-in-capital	105,053	105,053
Receivables from stockholders	(1,636)	(1,306)
Deferred stock-based compensation	(2,420)	(2,021)
Accumulated deficit	(51,987)	(54,652)
Accumulated other comprehensive loss	(82)	(86)

Stockholders’ equity	48,963	47,023

Total liabilities and stockholders’ equity	$53,680	$51,263

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended Mar. 31,

	2002	2003

Revenues	$3,532	$2,376
Cost of revenues	4,954	2,292

Gross profit (loss)	(1,422)	84

Operating expenses:
Research and development	2,380	1,396
Sales and marketing	990	571
General and administrative	1,212	949

Total operating expenses	4,582	2,916

Loss from operations	(6,004)	(2,832)
Interest and other income, net	313	167

Loss before income taxes	(5,691)	(2,665)
Income tax provision	—	—

Net loss	$(5,691)	$(2,665)

Net loss per share:
Basic and diluted	$(0.17)	$(0.08)

Shares used in computing net loss per share:
Basic and diluted	34,362	35,045

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$(215)	$39
Research and development	270	241
Sales and marketing	71	42
General and administrative	376	72

Total	$502	$394

The accompanying notes are an integral part of these Consolidated Financial
Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Three Months Ended Mar. 31,

	2002	2003

Cash flows from operating activities:
Net loss	$(5,691)	$(2,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	334	349
Amortization of stock-based compensation	502	394
Provision for inventory	2,208	33
Changes in assets and liabilities:
Accounts receivable, net	566	13
Inventories, net	(8)	57
Prepaid expenses and other assets	(91)	11
Accounts payable	(127)	147
Accrued expenses	257	(393)
Other assets	—	(9)
Other long-term liabilities	24	(230)

Net cash used in operating activities	(2,026)	(2,293)

Cash flows from investing activities:
Proceeds from short-term investments	(9,330)	(4,037)
Purchase of property and equipment	(99)	(136)

Net cash used in investing activities	(9,429)	(4,173)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	14	5
Proceeds from the repayment of notes receivable	88	340

Net cash provided by financing activities	102	345

Net decrease in cash and cash equivalents	(11,353)	(6,121)
Cash and cash equivalents at beginning of period	16,947	11,759

Cash and cash equivalents at end of period	$5,594	$5,638

Non-cash investing and financing activities:

Repurchase of common stock via cancellation
of notes receivable from stockholders	$138	$—

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

2. Basis of presentation

          The consolidated financial information as of March 31, 2003 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

          These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K, as filed on March 27, 2003 with the Securities and Exchange Commission (“SEC”). The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any future periods.

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

          Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2002	2003

Net loss, as reported:	$(5,691)	$(2,665)
Add: Stock-based employee compensation expense included in reported net income	341	394
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,089)	(473)

Pro forma net loss:	$(6,439)	$(2,744)

Net loss per share attributable to common stockholders, basic and diluted:
As reported	$(0.17)	$(0.08)
Pro forma	$(0.19)	$(0.08)
Shares used in EPS calculation (basic and diluted)	34,362	35,045

4. Inventories (in thousands)

	Dec. 31,	Mar. 31,
	2002	2003

Inventories
Finished goods	$2,218	$2,201
Work-in-process	854	807
Raw materials	2,740	2,606
Less: Reserve for excess and obsolete inventory	(2,882)	(2,774)

	$2,930	$2,840

5. Impairment of Property and Equipment

          As a result of the business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings into two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of future non-cancelable lease payments, which are expected to be paid over the next two years, and $0.2 million of fixed assets that were written-off. Cash payments in the quarter ended March 31, 2003 amounted to $0.2 million and $1.2 million remains on the consolidated balance sheet in accrued facility charges at March 31, 2003.

6. Net Loss Per Share

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

          The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months
	Ended Mar. 31,

	2002	2003

Numerator:
Net loss	$(5,691)	$(2,665)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	35,423	35,584
Less: Weighted average of shares subject to repurchase	(1,061)	(539)

Basic and diluted	34,362	35,045

Net loss per share:
Basic and diluted	$(0.17)	$(0.08)

          All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months
	Ended Mar. 31,

	2002	2003

Options to purchase common stock and shares subject to repurchase	4,572	3,391

7. Comprehensive Loss

          Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of comprehensive loss are as follows (in thousands):

	Three Months
	Ended Mar. 31,

	2002	2003

Net loss	$(5,691)	$(2,665)
Cumulative translation adjustments	(13)	(2)
Unrealized gain (loss) on short-term investments	(113)	(2)

Total comprehensive loss	$(5,817)	$(2,669)

8. Geographic Segment Information

          The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

          The following is a summary of the Company’s revenues generated from, and identifiable assets situated in, geographic segments (in thousands):

	Three Months Ended Mar. 31,

	2002	2003

Revenues
United States	$3,530	$2,226
Taiwan	2	150

	$3,532	$2,376

	Dec. 31,	Mar. 31,
	2002	2003

Identifiable Assets
United States	$47,054	$45,144
Taiwan	5,773	5,298
China	853	821

Total	$53,680	$51,263

          The Company’s identifiable assets in Taiwan and China consist of manufacturing plants and machinery and inventory for the manufacturing of the Company’s products.

9. Contingencies

          From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

10. Recent Accounting Pronouncements

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Under that interpretation, certain entities known as “Variable Interest Entities” (VIE) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as the result of adopting the provisions of FIN 46.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as our sources of revenue, anticipated revenue levels, our profitability, those actions necessary to achieve and maintain profitability, the fluctuation of our cost of revenues as a percentage of revenues and the factors contributing to these fluctuations, our net and operating losses, our negative cash flow, our gross profit, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, anticipated investments, increases or decreases in the level of our expenses, market conditions, the need for additional inventory reserves or provisions, customer demand for our products, strategies to increase business including increasing sales to customers outside of the United States, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our success being tied to relationships with key customers, our ability to establish and maintain relationships with key customers, our plans to hire additional employees, our deferred stock-based compensation, the adequacy of our capital resources and need for additional funding, period-to-period comparisons of our operating results, our plans for a reverse stock split, our ability to obtain raw materials and components and maintain and develop supplier relationships, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, our competitors, competition in our industry, our competitive advantage and consolidation in our industry are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for and sales of our products, our ability to realize the benefits of our investment strategy, continued domestic and international economic instability, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success in attracting new customers, loss of a key customer, our customers not adopting our new products, failure to accurately predict market needs, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, being delisted from the Nasdaq SmallCap Market, financial stability in foreign markets and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

          This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2002.

          The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

          Management’s discussion and analysis of our financial conditions and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the year ended December 31, 2002.

Overview

          We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our Optical Path Management Solution, or OPMS, products. We have broadened our OPMS product line to include attenuators and fused fiber products. In early 1999, we started developing a new product line based in part on our proprietary technology. We started selling our dense wavelength division multiplexing, or DWDM, and other wavelength management products in July 2000. Since introduction, sales of DWDM-related products have fluctuated with the overall market for these products.

          From our inception through March 31, 2003, we derived substantially all of our revenues from our OPMS product line. Our DWDM-related products contributed revenues of $0.1 million and $0.4 million for the quarters ended March 31, 2002 and March 31, 2003, respectively. In the quarters ended March 31, 2002 and March 31, 2003, our top 10 customers comprised 52.9% and 48.1% of our revenues, respectively. For the quarters ended March 31, 2002 and March 31, 2003, no customer accounted for 10% or more of revenues.

          We market and sell our products predominantly through our direct sales force, which we began building in early 1998. The percentage of our revenues derived from sales outside of North America was 7.4%, and 11.7% for the quarters ended March 31, 2002, and March 31, 2003, respectively.

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

          Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe that our future success depends upon establishing successful relationships with a variety of key customers.

          General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support.

          In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance of $2.0 million as of March 31, 2003 will be amortized on an accelerated basis over the vesting periods of the option grants, which are generally four years.

          In April 2003, Mr. Richard Black was elected to the Company’s Board of Directors.

Results of Operations

          The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Mar. 31,

	2002	2003

Revenues	100.0%	100.0%
Cost of revenues:	140.3	96.5

Gross profit (loss)	(40.3)	3.5
Operating expenses:
Research and development:	67.4	58.8
Sales and marketing:	28.0	24.0
General and administrative:	34.3	39.9

Total operating expenses	129.7	122.7
Loss from operations	(170.0)	(119.2)
Interest and other income, net	8.9	7.0

Loss before income taxes	(161.1)	(112.2)
Income tax provision	—	—

Net loss	(161.1%)	(112.2%)

          Revenues. Revenues were $3.5 million and $2.4 million for the three months ended March 31, 2002 and 2003, respectively. Revenues decreased 31.4% from the quarter ended March 31, 2002 to the same period in 2003 primarily due to decreased volume shipments of our OPMS products as a result of poor market conditions. Revenues from our DWDM-related products were $0.1 million and $0.4 million for the three months ended March 31, 2002 and 2003, respectively.

          Cost of Revenues. Cost of revenues was $5.0 million and $2.3 million for the three months ended March 31, 2002 and 2003, respectively. Cost of revenues as a percentage of net revenues decreased from 140.3% for the three months ended March 31, 2002 to 96.5% for the three months ended March 31, 2003. Cost of revenues for the period ended March 31, 2002 was primarily impacted by write-

offs for excess and obsolete inventory resulting from a slowdown in telecommunications capital spending and the general downturn in the United States economy which resulted in a charge of $2.2 million.

          Gross Profit (Loss). Gross profit (loss) changed from gross loss of $1.4 million, or negative 40.3% of revenues, for the three months ended March 31, 2002 to a gross profit of $0.1 million, or 3.5% of revenues, for the same period in 2003. The primary reason for the improvement in gross profit (loss) was because charges for excess and obsolete inventory were lower in the three months ended March 31, 2003 than in the same period last year.

          During the first quarter of 2002, the Company increased its inventory reserve by $2.2 million. This reserve was increased to cover both obsolete and excess material. During that quarter, we determined that OPMS inventory valued at $1.0 million no longer met current customer specifications and was deemed to be obsolete. Also, due to an unforeseeable and significant decrease in demand for our DWDM related products, inventory levels exceeded our requirements based on then current sales forecasts. As a result of this decline in demand, an excess inventory charge for DWDM related products totaling $1.2 million was taken during the first quarter of 2002.

          We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term due to low production volumes and unabsorbed overhead. We had approximately $0.6 million in DWDM-related net inventory and $2.3 million in OPMS-related net inventory on hand at March 31, 2003. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory reserves in future periods if the decrease in demand continues.

          Research and Development Expenses. Research and development expenses decreased from $2.4 million, or 67.4% of revenues, for the three months ended March 31, 2002 to $1.4 million, or 58.8% of revenues, for the same period in 2003. This decrease was primarily due to lower headcount levels and related expenditures, as well as tighter controls over discretionary spending. We expect research and development expenses on our product development efforts to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

          Sales and Marketing Expenses. Sales and marketing expenses decreased from $1.0 million, or 28.0% of revenues, for the three months ended March 31, 2002 to $0.6 million, or 24.0% of revenues, for the same period in 2003. The decrease was primarily due to lower sales force expenses resulting from a reduction in headcount during 2002. We expect sales and marketing expenses to remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

          General and Administrative Expenses. General and administrative expenses decreased from $1.2 million for the three months ended March 31, 2002 to $0.9 million for the same period in 2003. The decrease was primarily due to lower headcount levels and reduced expenditures as well as tighter controls over discretionary spending. As a percentage of revenues, general and administrative expenses increased from 34.3% in the three months ended March 31, 2002 to 39.9% for the same period in 2003 due to lower level of revenues. We expect to maintain general and administrative expenses at the same level as the first three months of 2003 with the exception of professional and legal services which may increase due to higher fees and costs associated with compliance with new laws.

          Stock-Based Compensation. Total stock based compensation decreased from $0.5 million for the three months ended March 31, 2002 to $0.4 million for the same period in 2003. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants.

          Interest and Other Income, Net. Interest and other income, net, was $0.3 million and $0.2 million for the three months ended March 31, 2002 and 2003, respectively. The decrease from 2002 to 2003 was due to a lower cash balance and lower interest rates.

          Income Taxes. We had no income tax expense for the three months ended March 31, 2002 or 2003.

Liquidity and Capital Resources

          Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At March 31, 2003, we had cash and cash equivalents of $5.6 million and short-term investments of $35.2 million.

          Net cash used in operating activities was $2.3 million for the three months ended March 31, 2003 and was primarily due to our net loss of $2.7 million.

          Cash used in investing activities was $9.4 million and $4.2 million for the three months ended March 31, 2002 and 2003, respectively. In the three months ended March 31, 2002, $9.3 million was invested in high-grade, short-term investments, while $0.1 million was used to acquire property and equipment. In the three months ended March 31, 2003, $4.0 million was invested in high-grade, short-term investments, while $0.1 million was used to acquire property and equipment.

          Cash generated by financing activities was $0.1 million and $0.3 million for the three months ended March 31, 2002 and 2003, respectively, resulting from proceeds from exercise of options to purchase common stock and from repayment of notes receivable. For the three months ended March 31, 2002 and 2003, proceeds from the repayment of notes receivable were $0.1 million and $0.3 million respectively.

          In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In September 2002, we consolidated our operations in California into two buildings and vacated the 10,600 square foot facility. As a result of the consolidation, we recorded an excess facility charge of $1.8 million in the year ended December 31, 2002. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. In April 2001, we entered into a lease in China but cancelled it, without penalty, in the third quarter of 2001. We had a lease for a facility near the Shenzhen area of China totaling approximately 12,000 square feet, which expired in December 2002. In August 2002, we entered into a new lease for 62,000 square foot facility near the same Shenzhen area which will expire in July 2007.

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

Recent Accounting Pronouncements

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Under that interpretation, certain entities known as “Variable Interest Entities” (VIE) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as the result of adopting the provisions of FIN 46.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

          We incurred operating losses of approximately $5.7 million and $2.7 million in the first quarter of fiscal 2002 and 2003, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of March 31, 2003, we had an accumulated deficit of approximately $54.7 million.

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

          Sales of our OPMS products accounted for over 83% of our revenues in the quarter ended March 31, 2003 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products declined sharply starting in mid fiscal 2001. If demand for these products does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

We are experiencing a decrease in market demand due to overcapacity in our industry and an economy that is stymied by international terrorism, war and political instability.

          The United States economy has experienced and continues to experience a significant slowdown in consumption and demand since 2001. During the past few years, telecommunication companies have decreased their spending which has resulted in excess inventory, overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic and international economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

The outbreak of Severe Acute Respiratory Syndrome, or SARS, poses a risk to the Company’s business.

          The outbreak of SARS has developed into an international health concern, especially in Asia. We have manufacturing facilities located in Taiwan and China. An outbreak of SARS among our employees in Asia could disrupt our Asian manufacturing operations for an extended period of time, which could limit our ability to supply our products to our customers in sufficient quantities on a timely basis. A shutdown of our Asian facilities due to fear of spread of infection or because of a quarantine could result in our inability to supply our customers. If we are unable to fulfill demand for our products, our relationships with our customers would be harmed and our revenues could be impacted. We also rely on companies in Asia for many of the components necessary to manufacture our products. If our suppliers experience a significant disruption in their businesses as a result of SARS, we may not be able to obtain the parts necessary to make our products which could negatively impact our revenues. In addition, if any of our customers experiences a significant disruption in their business as a result of SARS, they may delay or cancel purchases of our products which could harm our business. Also, certain of our key employees travel to Asia to oversee our Asian operations and to meet with our suppliers and customers. If any of our key employees are infected with SARS on such a trip or if these employees are quarantined when they return to the United States, our business could be negatively impacted. These conditions and uncertainties make it difficult for us, our suppliers and our customers to accurately forecast and plan future business activities.

Effective at the beginning of trading on November 8, 2002, the listing of our common stock was transferred to the Nasdaq SmallCap Market and if we are unable to maintain our listing on the Nasdaq SmallCap Market, the price and liquidity of our common stock may decline.

          Beginning at the commencement of trading on November 8, 2002, our common stock was listed on the Nasdaq SmallCap Market. The transfer of our common stock to the Nasdaq SmallCap Market may result in decreased liquidity of our common stock and may further decrease the price per share of our common stock.

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

          There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. Although we were unable to comply with this criteria for at least 10 consecutive trading days before January 13, 2003, Nasdaq granted us an additional 180 days, or until July 10, 2003, to comply with the minimum closing bid price requirement because we met the initial listing requirements of the Nasdaq SmallCap Market on that date. On March 24, 2003, Nasdaq granted us an additional 90 days, or until October 10, 2003, to comply with the minimum closing bid price requirement. If we are unable to comply with this criteria for 10 consecutive trading days before October 10, 2003, or we are unable to continue to meet any of the Nasdaq SmallCap Market’s initial listing requirements during the 270 days grace period, we may be delisted from the Nasdaq SmallCap Market, which could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future.

          In addition, many companies that face delisting as a result of closing bid prices that are below the Nasdaq SmallCap Market’s continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. We are currently considering the merits of implementing a reverse split and have submitted a proposal to such effect in our proxy materials for our 2003 annual meeting of stockholders. We will continue to evaluate this option as well as other courses of action.

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

          We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and continuing to date. As of March 31, 2003, we had a total of 83 full-time employees in Sunnyvale, California, 164 full-time employees in Taiwan, and 74 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

          Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in Taiwan and manufacture many of our products there. During the third quarter of 2002, we entered into a new lease for a new facility in China, which continues through July 2007. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our facility in China. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management’s attention.

Because of the time it takes to develop fiber optic components, we incur substantial expenses for which we may not earn associated revenues.

          The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $2.4 million and $1.4 million for the quarters ended March 31, 2002 and 2003, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

          Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may continue to decline which would adversely affect our revenues. Our customers have experienced an oversupply of inventory due to lower demand for their products that has resulted in a decrease of orders for our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the metropolitan, last mile and enterprise access segments of the networks.

          Decreased spending by telecommunication companies over the past two years has resulted in decreased demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices of our products.

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

          Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess and obsolete inventory in the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer’s requirements may be underutilized in a subsequent quarter.

We depend on key personnel to operate our business effectively in the rapidly changing fiber optic components market, and if we are unable to hire and retain appropriate management and technical personnel, our ability to develop our business could be harmed.

          Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Vice President, Sales and Marketing; Wei-shin Tsay, our senior Vice President of Product Development; Anita Ho, our Acting Chief Financial Officer and Corporate Controller, and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

          Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future. We may have difficulty hiring skilled engineers at our manufacturing facilities in the United States, Taiwan and China. If we are not successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, our business may be harmed.

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

          Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued, and as the market further develops and participants in our industry obtain additional intellectual property protection, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we have and may continue to enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products, which incorporate the challenged intellectual property, and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

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

          For the year ended December 31, 2002 and the three months ended March 31, 2003, sales to customers located outside of North America were 9.6% and 11.7% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

ITEM 3: CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

          (b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Title

99.1	Certification of Peter C. Chang, Chief Executive Officer of Alliance Fiber Optic Products, Inc., pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Anita K. Ho, Acting Chief Financial Officer of Alliance Fiber Optic Products, Inc., pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

          The Company filed one report on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003 as follows:

(i)	Current Report on Form 8-K, filed February 28, 2003, reporting under Item 5, the date of the Company’s 2003 Annual Meeting of Stockholders.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated: May 9, 2003

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho

Anita K. Ho Acting Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer and Duly Authorized Signatory)

CERTIFICATIONS

     I, Peter C. Chang, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Alliance Fiber Optic Products, Inc.;

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     Date: May 9, 2003

/s/Peter C. Chang Peter C. Chang
Chief Executive Officer

     I, Anita K. Ho, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Alliance Fiber Optic Products, Inc.;

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

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 9, 2003

/s/ Anita K. Ho Anita K. Ho
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title

99.1	Certification of Peter C. Chang, Chief Executive Officer of Alliance Fiber Optic Products, Inc., pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Anita K. Ho, Acting Chief Financial Officer of Alliance Fiber Optic Products, Inc., pursuant to 18 U.S.C. Section 1350.