Form 10QSB
period 2003-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2003-08-11
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

(408) 736-6900

(Issuer’s telephone number)

     On August 6, 2003, 35,790,417 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding. Transitional Small Business Disclosure Format (Check One): Yes  ☐   No  ☒

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	Dec. 31,	June 30,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$11,759	$14,456
Short-term investments	31,216	24,878
Accounts receivable, net	1,133	1,224
Inventories, net	2,930	2,982
Prepaid expense and other current assets	967	755

Total current assets	48,005	44,295
Property and equipment, net	5,313	4,870
Other assets	362	364

Total assets	$53,680	$49,529

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$706	$1,147
Income tax payable	140	140
Accrued expenses	2,156	1,778
Accrued excess facility charge-short term	892	926

Total current liabilities	3,894	3,991
Accrued excess facility charge-long term	547	78
Other long-term liabilities	276	287

Total liabilities	4,717	4,356

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized; 35,580,871 and 35,777,907 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	35	35
Additional paid-in-capital	105,053	104,771
Receivables from stockholders	(1,636)	(1,138)
Deferred stock-based compensation	(2,420)	(1,569)
Accumulated deficit	(51,987)	(56,792)
Accumulated other comprehensive loss	(82)	(134)

Stockholders’ equity	48,963	45,173

Total liabilities and stockholders’ equity	$53,680	$49,529

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenues	$3,665	$2,609	$7,197	$4,985
Cost of revenues	4,789	2,155	9,743	4,447

Gross profit (loss)	(1,124)	454	(2,546)	538

Operating expenses:
Research and development	2,216	1,399	4,597	2,795
Sales and marketing	546	522	1,536	1,093
General and administrative	1,086	880	2,285	1,829

Total operating expenses	3,848	2,801	8,418	5,717

Loss from operations	(4,972)	(2,347)	(10,964)	(5,179)
Interest and other income, net	486	207	799	374

Loss before income taxes	(4,486)	(2,140)	(10,165)	(4,805)
Income tax provision	10	—	22	—

Net loss	$(4,496)	$(2,140)	$(10,187)	$(4,805)

Net loss per share:
Basic and diluted	$(0.13)	$(0.06)	$(0.30)	$(0.14)

Shares used in computing net loss per share:
Basic and diluted	34,546	35,069	34,455	35,057

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Six Months Ended June. 30,

	2002	2003

Cash flows from operating activities:
Net loss	$(10,187)	$(4,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	832	671
Amortization of stock-based compensation	638	499
Impairment/write down in property and equipment	972	—
Provision for inventory	3,157	33
Changes in assets and liabilities:
Accounts receivable, net	966	(91)
Inventories, net	(168)	(85)
Prepaid expenses and other assets	111	214
Accounts payable	(97)	441
Income tax payable	(13)	—
Accrued expenses	260	(344)
Other long-term liabilities	60	(458)

Net cash used in operating activities	(3,469)	(3,925)

Cash flows from investing activities:
Proceeds (purchase) from short-term investments	(2,981)	6,289
Purchase of property and equipment	(459)	(249)

Net cash (used in) provided by investing activities	(3,440)	6,040

Cash flows from financing activities:
Proceeds from issurance of common stock under ESPP	151	62
Proceeds from the exercise of common stock options	28	6
Proceeds from the repayment of notes receivable	88	514

Net cash provided by financing activities	267	582

Net (decrease) increase in cash and cash equivalents	(6,642)	2,697
Cash and cash equivalents at beginning of period	16,947	11,759

Cash and cash equivalents at end of period	$10,305	$14,456

Non-cash investing and financing activities:
Repurchase of common stock via cancellation of notes receivable from stockholders	$116	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

     Alliance Fiber Optic Products, Inc. (the “Company”) was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company’s headquarters is in Sunnyvale, California and it has operations in Taiwan and China.

2. Basis of presentation

     The consolidated financial information as of June 30, 2003 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

     These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any future periods.

3. Stock-based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In addition, the Company complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require the award to be recorded at its fair value.

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

     Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended Jun. 30,		Ended Jun. 30,

	2002	2003	2002	2003

Net loss, as reported:	$(4,496)	$(2,140)	$(10,187)	$(4,805)
Add: Stock-based employee compensation expense included in reported net income	139	107	474	500
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-408	(38)	(1,497)	(511)

Pro forma net loss:	$(4,765)	$(2,071)	$(11,210)	$(4,816)

Net loss per share attributable to common stockholders, basic and diluted:
As reported	$(0.13)	$(0.06)	$(0.30)	$(0.14)
Pro forma	$(0.13)	$(0.06)	$(0.33)	$(0.14)
Shares used in EPS calculation (basic and diluted)	35,546	35,069	34,455	35,057

4. Inventories (in thousands)

	Dec. 31,	June 30,
	2002	2003

Inventories	$2,218	$2,138
Finished goods	$2,218	$2,138
Work-in-process	854	1,068
Raw materials	2,740	2,748
Less: Reserve for excess and obsolete inventory	(2,882)	(2,972)

	$2,930	$2,982

5. Impairment of Property and Equipment

     In the third quarter of 2002, as a result of the business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings into two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of future non-cancelable lease payments, which are expected to be paid over the next two years, and $0.2 million of fixed assets that were written-off. Cash payments in the quarters ended March 31, 2003 and June 30, 2003 each amounted to $0.2 million and an additional $1.0 million remains on the consolidated balance sheet in accrued facility charges at June 30, 2003.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Numerator:
Net loss	$(4,496)	$(2,140)	$(10,187)	$(4,805)

Denominator:
Shares used in computing net loss per share:
Weighted average number of shares outstanding	35,433	35,609	35,424	35,597
Less: Weighted average number of shares subject to repurchase	(887)	(540)	(969)	(540)

Basic and diluted	34,546	35,069	34,455	35,057

Net loss per share:
Basic and diluted	$(0.13)	$(0.06)	$(0.30)	$(0.14)

     All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Options to purchase common stock and shares subject to repurchase	4,177	3,377	4,259	3,377

7. Comprehensive Loss

     Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The components of comprehensive loss are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net loss	$(4,496)	$(2,140)	$(10,187)	$(4,805)
Cumulative translation adjustments	91	(3)	78	(4)
Unrealized gain (loss) on short-term investments	56	(45)	(57)	(48)

Total comprehensive loss	$(4,349)	$(2,188)	$(10,166)	$(4,857)

8. Geographic Segment Information

     The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

     The following is a summary of the Company’s revenues generated from, and identifiable assets situated in, geographic segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenues
United States	$3,657	$2,456	$7,186	$4,682
Taiwan	8	153	11	303

	$3,665	$2,609	$7,197	$4,985

	Dec. 31,	June 30,
	2002	2003

Identifiable Assets
United States	$47,054	$42,799
Taiwan	5,773	5,076
China	853	1,653

Total	$53,680	$49,528

9. Contingencies

     From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

10. Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company’s results of operations or financial position.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as our sources of revenue, anticipated revenue levels, our profitability, those actions necessary to achieve and maintain profitability, the fluctuation of our cost of revenues as a percentage of revenues and the factors contributing to these fluctuations, our net and operating losses, our negative cash flow, our gross profit as a percentage of revenues, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, increases or decreases in the level of our expenses, the need for additional inventory reserves or provisions, customer demand for our products, strategies to increase business including increasing sales to customers outside of the United States, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our success being tied to relationships with key customers, our ability to establish and maintain relationships with key customers, the adequacy of our capital resources and need for additional funding, the impact of the adoption of recent accounting pronouncements on our results of operations or financial position, period-to-period comparisons of our operating results, our plans for a reverse stock split, our ability to obtain raw materials and components and maintain and develop supplier relationships, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, our competitors, competition in our industry, our competitive advantage and consolidation in our industry are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for and sales of our products, our ability to realize the benefits of our investment strategy, continued domestic and international economic instability, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success in attracting new customers, loss of a key customer, our customers not adopting our new products, failure to accurately predict market needs, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, financial stability in foreign markets and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, its Consolidated Financial Statement and the Notes thereto, for the year ended December 31, 2002.

     The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of our financial conditions and results of operations are based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the year ended December 31, 2002.

Overview

     We were founded in 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our Optical Path Management Solution, or OPMS, products. We started selling our dense wavelength division multiplexing, or DWDM, and other wavelength management products in July 2000. Since introduction, sales of DWDM-related products have fluctuated with the overall market for these products.

     From our inception through June 30, 2003, we derived substantially all of our revenues from our OPMS product line. Revenues from our DWDM products represented approximately 8.6% of total revenues for the year ended December 31, 2002. For the six months ended June 30, 2003, our DWDM products contributed revenues of $0.7 million, or 14.4% of total revenues. For the six months ended June 30, 2002 and June 30, 2003, our top ten customers comprised 53.4% and 47.4% of our revenues, respectively. For the six months ended June 30, 2002, one customer accounted for 10.3% of our total revenues. No customer accounted for 10% or more of revenues in the six months ended June 30, 2003.

     We market and sell our products predominantly through our direct sales force. For the six months ended June 30, 2002 and 2003, revenues derived from sales to customers located outside of North America were 9.2% and 9.5%, respectively.

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

     In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance of $1.6 million as of June 30, 2003 will be fully amortized on an accelerated basis by December 1, 2004.

Results of Operations

     The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended Jun. 30,		Ended Jun. 30,

	2002	2003	2002	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:	130.7	82.6	135.4	89.2

Gross profit (loss)	(30.7)	17.4	(35.4)	10.8
Operating expenses:
Research and development:	60.5	53.6	63.9	56.0
Sales and marketing:	14.9	20.0	21.3	21.9
General and administrative:	29.6	33.8	31.7	36.7

Total operating expenses	105.0	107.4	116.9	114.6
Loss from operations	(135.7)	(90.0)	(152.3)	(103.8)
Interest and other income, net	13.3	7.9	11.1	7.4

Loss before income taxes	(122.4)	(82.1)	(141.2)	(96.4)
Income tax provision	0.3	—	0.3	—

Net loss	(122.7%)	(82.1%)	(141.5%)	(96.4%)

     Revenues. Revenues were $3.7 million and $2.6 million for the three months ended June 30, 2002 and 2003, respectively. Revenues decreased 29.7% from the quarter ended June 30, 2002 to the same period in 2003 primarily due to decreased volume shipments of and decreased demand for our OPMS products as a result of poor market conditions. Revenues from our DWDM-related products were $0.5 million and $0.3 million for the three months ended June 30, 2002 and 2003, respectively. Revenues were $7.2 million and $5.0 million for the six months ended June 30, 2002 and 2003 respectively. Revenues from our DWDM-related products were $0.6 million and $0.7 million for the six months ended June 30, 2002 and 2003, respectively.

     Cost of Revenues. Cost of revenues was $4.8 million and $2.2 million for the three months ended June 30, 2002 and 2003, respectively. Cost of revenues as a percentage of net revenues decreased from 129.7% for the three months ended June 30, 2002 to 84.6% for the three months ended June 30, 2003. Cost of revenues for the three month period ended June 30, 2002 was primarily impacted by write-offs for excess and obsolete inventory resulting from a slowdown in telecommunications capital spending and the general downturn in the United States economy which resulted in a charge of $0.8 million for DWDM-related material and $0.1 million for OPMS-related material. Cost of revenues was

$9.7 million and $4.4 million for the six months ended June 30, 2002 and 2003, respectively. Cost of revenues for the six months ended June 30, 2002 was primarily impacted by write-offs for excess and obsolete inventory resulting from a slowdown in telecommunications capital spending and the general downturn in the United States economy which resulted in a charge of $2.0 million for DWDM-related material and $1.1 million for OPMS-related material.

     Gross Profit (loss). We incurred a gross loss of $1.1 million for the three months ended June 30, 2002, and earned a gross profit of $0.5 million for the same period in 2003. We incurred a gross loss of $2.5 million, or (35.4%) of revenues, for the six months ended June 30, 2002, and we earned a gross profit of $0.5 million, or 10.8% of revenues, for the same period in 2003. The improvement for the three month and six month periods ended June 30, 2003 when compared to the same periods in 2002 was mainly due to lower excess and obsolete inventory charges and lower product costs for DWDM-related material.

     We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term by low production volumes and the under-utilization of our manufacturing operations. We had approximately $0.8 million in DWDM-related net inventory and $2.1 million in OPMS-related net inventory on hand at June 30, 2003. Although we take steps to manage future inventory levels, we may have to record additional inventory reserves in future periods if there is a decrease in demand.

     Research and Development Expenses. Research and development expenses decreased from $2.2 million, or 60.5% of revenues, for the three months ended June 30, 2002 to $1.4 million, or 53.6% of revenues, for the same period in 2003. Research and development expenses decreased from $4.6 million, or 63.9% of revenues, for the six months ended June 30, 2002 to $2.8 million, or 56.1% of revenues, for the same period in 2003. The decrease for both the three month and six month periods was primarily due to lower headcount levels and related expenditures, as well as tighter controls over discretionary spending. We expect research and development expenses on our product development efforts to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

     Sales and Marketing Expenses. Sales and marketing expenses remained flat at $0.5 million for each of the three months ended June 30, 2002 and June 30, 2003 but increased as a percentage of revenues from 14.9% for the three months ended June 30, 2002, to 20.0% for the three months ended June 30, 2003 due to decreased revenues. Sales and marketing expenses decreased from $1.5 million, for the six months ended June 30, 2002 to $1.1 million for the six months ended June 30, 2003 primarily due to lower sales force expenses resulting from a reduction in headcount during 2002. As a percentage of revenues, sales and marketing expenses increased from 21.3% in the six months ended June 30, 2002 to 21.9% for the same period in 2003. We expect sales and marketing expenses to remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

     General and Administrative Expenses. General and administrative expenses decreased from $1.1 million for the three months ended June 30, 2002 to $0.9 million for the same period in 2003. As a percentage of revenues, general and administrative expenses increased from 29.6% in the three months ended June 30, 2002 to 33.7% for the same period in 2003. General and administrative expenses decreased from $2.3 million for the six months ended June 30, 2002 to $1.8 million for the same period in 2003. As a percentage of revenues, general and administrative expenses increased from 31.7% in the six months ended June 30, 2002 to 36.7% for the same period in 2003. The decrease in expenses for both the three month and six month periods was primarily due to lower headcount levels and related expenditures. We expect our quarterly general and administrative expenses to remain approximately at the same level throughout the remaining quarters of 2003.

     Stock-based compensation. Total stock-based compensation remained flat at $0.1 million for each of the three months ended June 30, 2002 and June 30, 2003. Stock-based compensation decreased from $0.6 million for the six months ended June 30, 2002 to $0.5 million for the six months ended June 30, 2003.

     Interest and Other Income, Net. Interest and other income, net, was $0.5 million and $0.2 million for the three months ended June 30, 2002 and 2003, respectively. Interest and other income, net, was

$0.8 million and $0.4 million for the six months ended June 30, 2002 and 2003, respectively. The decrease from 2002 to 2003 was due to a lower cash balance and lower interest rates.

     Income Taxes. We had no income tax expense for the three months and six months ended June 30, 2003. We reported income tax expense of $0.01 million and $0.02 million for the three months and six months ended June 30, 2002, respectively.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At June 30, 2003, we had cash and cash equivalents of $14.5 million and short-term investments of $24.9 million.

     Net cash used in operating activities was $3.5 million and $3.9 million for the six months ended June 30, 2002 and 2003, respectively. For the six months ended June 30, 2003, net cash used was primarily due to our net loss of $4.8 million, offset by non-cash adjustments, including depreciation and amortization of $1.2 million. For the six months ended June 30, 2002, net cash used in operating activities was due to losses of $10.2 million, offset by non-cash adjustments including inventory provision of $3.2 million, write down of property and equipment of $1.0 million and depreciation and amortization of $1.5 million.

     Cash used in investing activities was $3.4 million for the six months ended June 30, 2002. Cash generated by selling short-term investments was $6.3 million for the six months ended June 30, 2003. In the six months ended June 30, 2002, $3.0 million was invested in high-grade, short-term investments, while $0.5 million was used to acquire property and equipment. In the six months ended June 30, 2003, $0.2 million was used to acquire property and equipment.

     Cash generated by financing activities was $0.3 million and $0.6 million for the six months ended June 30, 2002 and 2003, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our Employee Stock Purchase Plan. Cash generated also included net proceeds from the repayment of notes receivable of $0.1 million and $0.5 million for the six months ended June 30, 2002 and 2003, respectively.

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

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company in the first quarter of 2004. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on the Company’s results of operations or financial position.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

     We incurred net losses of approximately $10.2 million and $4.8 million in the first six months of fiscal 2002 and 2003, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of June 30, 2003, we had an accumulated deficit of approximately $56.8 million.

     Although we continue to experience low demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect we will incur significant expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, the rate at which competition in our industry intensifies, and the significant downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

     Sales of our OPMS products accounted for over 88% of our revenues in the three months ended June 30, 2003, 86% of our revenues for the six months ended June 30, 2003, and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products declined sharply starting in mid fiscal 2001. If demand for these products does not increase and our target customers do not adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

We are experiencing a decrease in market demand due to overcapacity in our industry and an economy that is stymied by international terrorism, war and political instability.

     Since 2001, the United States economy has experienced and continues to experience a significant slowdown in consumption and demand. During the past few years, telecommunication companies have decreased their spending which has resulted in excess inventory, overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic and international economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

     We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We have had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products that began in 2001 and continues to date. As of June 30, 2003, we had a total of 78 full-time employees in Sunnyvale, California, 160 full-time employees in Taiwan, and 80 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

     The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $4.6 million and $2.8 million for the six months ended June 30, 2002 and 2003, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

     There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. As of July 23, 2003 we were in compliance with the quantitative maintenance criteria. If we are unable to continue to comply with any of these criteria in the future, we may be delisted from the Nasdaq SmallCap Market, which could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future.

     In addition, many companies that face delisting as a result of closing bid prices that are below the Nasdaq SmallCap Market’s continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. Although three proposals related to reverse splits were approved by our stockholders at the 2003 Annual Meeting of Stockholders, we have not yet implemented a reverse stock split. We will continue to evaluate this option.

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

     For the year ended December 31, 2002 and the six months ended June 30, 2003, sales to customers located outside of North America were 9.6% and 9.5% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

ITEM 3: CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

     (b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 3(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 16, 2003, we held our 2003 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

(a)	Election of Class III directors:

	For	Withheld

Gwong-Yih Lee	30,988,445 shares	382,171 shares
James C. Yeh	30,988,445 shares	382,171 shares

     The terms of directors Peter Chang and Kenny Liu continued beyond the 2003 Annual Meeting of Stockholders. Richard Black was elected to the Board of Directors in April 2003.

(b)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year:

For	Against	Abstain

31,332,939 shares	16,107 shares	21,571 shares

(c)	Amendment of the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-6 reverse split of the issued and outstanding shares of the Company’s common stock:

For	Against	Abstain

30,653,087 shares	716,359 shares	1,170 shares

(d)	Amendment of the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-8 reverse split of the issued and outstanding shares of the Company’s common stock:

For	Against	Abstain

30,637,270 shares	731,801 shares	1,545 shares

(e)	Amendment of the Company’s Amended and Restated Certificate of Incorporation to effect a 1-for-10 reverse split of the issued and outstanding shares of the Company’s common stock:

For	Against	Abstain

30,657,145 shares	712,751 shares	720 shares

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Title

31.1	Rule 13a–14(a) certification of Chief Executive Officer.

31.2	Rule 13a–14(a) certification of Chief Financial Officer. Statement of Chief Executive Officer under Section 906 of

32.1**	the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Statement of Chief Financial Officer under Section 906 of

32.2**	the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-QSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K.

     On April 30, 2003, we filed a Current Report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2003,

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2003

ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho

Anita K. Ho Acting Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit
Number	Title

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer. Statement of Chief Executive Officer under Section 906 of

32.1**	the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Statement of Chief Financial Officer under Section 906 of

32.2**	the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-QSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.