Form 10QSB/A
period 2003-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2003-08-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB
(Amendment No. 1)

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

EXPLANATORY NOTE

Alliance Fiber Optic Products, Inc. (the “Company”), by this Form 10-QSB/A, Amendment No. 1 to Form 10-QSB, hereby amends and restates Part II, Item 6 and the Exhibit Index.

PART II: OTHER INFORMATION
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB/A

QUARTERLY PERIOD ENDED JUNE 30, 2003

INDEX

Page

Part II: Other Information	1
Item 6: Exhibits and Reports on Form 8-K	1
Signature	2

PART II: OTHER INFORMATION

1

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit
Number	Title

31.1	Rule 13a–14(a) certification of Chief Executive Officer.

31.2	Rule 13a–14(a) certification of Chief Financial Officer.

32.1**†	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2**†	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-QSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†	Previously filed.

(b)	Reports on Form 8-K.

     On April 30, 2003, we filed a Current Report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2003.

2

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2003

ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho

Anita K. Ho Acting Chief Financial Officer and Corporate Controller (Principal Financial and Accounting Officer and Duly Authorized Signatory)

3

EXHIBIT INDEX

Exhibit
Number	Title

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Chief Financial Officer.

32.1**†	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2**†	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

**	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-QSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†	Previously filed.