Form 10QSB
period 2003-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2003-11-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(408) 736-6900

(Issuer's telephone number)

On November 6, 2003, 36,449,806 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	Dec. 31,	Sept. 30,
	2002	2003

Assets
Current assets:
Cash and cash equivalents	$11,759	$5,238
Short-term investments	31,216	32,446
Accounts receivable, net	1,133	1,575
Inventories, net	2,930	2,995
Prepaid expense and other current assets	967	843

Total current assets	48,005	43,097
Property and equipment, net	5,313	4,678
Other assets	362	361

Total assets	$53,680	$48,136

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$706	$1,421
Income tax payable	140	140
Accrued expenses	2,156	1,951
Accrued excess facility charge-short term	892	791

Total current liabilities	3,894	4,303
Accrued excess facility charge-long term	547	--
Other long-term liabilities	276	296

Total liabilities	4,717	4,599

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
35,580,871 and 35,817,657 shares issued and outstanding at
December 31, 2002 and September 30, 2003, respectively	35	36
Additional paid-in-capital	105,053	104,786
Receivables from stockholders	(1,636)	(1,143)
Deferred stock-based compensation	(2,420)	(1,274)
Accumulated deficit	(51,987)	(58,717)
Accumulated other comprehensive loss	(82)	(151)

Stockholders' equity	48,963	43,537

Total liabilities and stockholders' equity	$53,680	$48,136

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003
Revenues	$3,105	$3,009	$10,302	$7,994

Cost of revenues	3,804	2,466	13,547	6,913

Gross profit (loss)	(699)	543	(3,245)	1,081

Operating expenses:
Research and development	1,309	1,547	5,906	4,342
Sales and marketing	706	426	2,242	1,519
General and administrative	1,016	731	3,302	2,560
Excess facility charge	1,680	--	1,680	--

Total operating expenses	4,711	2,704	13,130	8,421

Loss from operations	(5,410)	(2,161)	(16,375)	(7,340)
Interest and other income, net	72	236	871	610

Loss before income taxes	(5,338)	(1,925)	(15,504)	(6,730)
Income tax provision	(14)	--	8	--

Net loss	$(5,324)	$(1,925)	$(15,512)	$(6,730)

Net loss per share:
Basic and diluted	$(0.15)	$(0.05)	$(0.45)	$(0.19)

Shares used in computing net loss per share:
Basic and diluted	34,846	35,362	34,587	35,181

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Nine Months Ended Sept. 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(15,512)	$(6,730)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	1,285	883
Amortization of stock-based compensation	627	793
Impairment/write down in property and equipment	972	--
Provision for inventory	4,402	(17)
Excess facility charge	1,680	--
Changes in assets and liabilities:
Accounts receivable, net	1,611	(442)
Inventories, net	(40)	(49)
Prepaid expenses and other assets	200	125
Accounts payable	(486)	716
Accrued expenses	119	(306)
Other long-term liabilities	61	(527)

Net cash used in operating activities	(5,081)	(5,554)

Cash flows from investing activities:
Proceeds (purchase) from short-term investments	(230)	(1,232)
Purchase of property and equipment	(617)	(333)

Net cash (used in) provided by investing activities	(847)	(1,565)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	151	62
Proceeds from the exercise of common stock options	30	22
Proceeds from the repayment of notes receivable	200	514

Net cash provided by financing activities	381	598

Net (decrease) increase in cash and cash equivalents	(5,547)	(6,521)
Cash and cash equivalents at beginning of period	16,947	11,759

Cash and cash equivalents at end of period	$11,400	$5,238

Non-cash investing and financing activities:
Repurchase of common stock via cancellation
of notes receivable from stockholders	$138	$--

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company

        Alliance Fiber Optic Products, Inc. (the "Company") was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company's headquarters is located in Sunnyvale, California and it has operations in Taiwan and China.

2. Basis of presentation

        The consolidated financial information as of September 30, 2003 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

        The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any future periods.

3. Stock-based compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, which require the award to be recorded at its fair value.

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003
Net loss, as reported:	$(5,324)	$(1,925)	$(15,512)	$(6,730)

Add: Stock-based employee compensation expense included	34	295	463	796
in reported net income
Deduct: Total stock-based employee compensation expense	(92)	(680)	(661)	(1,191)
determined under fair value based method for all awards

Pro forma net loss:	$(5,382)	$(2,310)	$(15,710)	$(7,125)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.15)	$(0.05)	$(0.45)	$(0.19)

Pro forma	$(0.15)	$(0.07)	$(0.45)	$(0.20)

Shares used in EPS calculation (basic and diluted)	34,846	35,362	34,587	35,181

4. Inventories (in thousands)

	Dec. 31,	Sept. 30,
	2002	2003
Inventories
Finished goods	$2,218	$1,645
Work-in-process	854	1,022
Raw materials	2,740	2,798
Less: Reserve for excess and obsolete inventory	(2,882)	(2,470)

	$2,930	$2,995

5. Impairment of property and equipment

        In the third quarter of 2002, as a result of the business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings into two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of future non-cancelable lease payments, which were expected to be paid over the next two years, and $0.2 million of fixed assets that were written-off. Cash payments in the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 each amounted to $0.2 million and an additional $0.8 million remains on the consolidated balance sheet in accrued excess facility charges at September 30, 2003.

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003
Numerator:
Net loss	$(5,324)	$(1,925)	$(15,512)	$(6,730)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	35,510	35,627	35,453	35,607
Less: Weighted average of shares subject to repurchase	(664)	(265)	(866)	(426)

Basic and diluted	34,846	35,362	34,587	35,181

Net loss per share:
Basic and diluted	$(0.15)	$(0.05)	$(0.45)	$(0.19)

        All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003
Options to purchase common stock and
shares subject to repurchase	3,548	3,302	3,750	3,464

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003
Net loss	$(5,324)	$(1,925)	$(15,512)	$(6,730)

Cumulative translation adjustments	17	(17)	96	(21)
Unrealized gain (loss) on short-term investments	19	--	(39)	(48)

Total comprehensive loss	$(5,288)	$(1,942)	$(15,455)	$(6,799)

8. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company’s revenues generated from, and identifiable assets situated in, geographic segments (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003
Revenues
United States	$2,961	$2,817	$10,148	$7,499

Taiwan	144	192	154	495

	$3,105	$3,009	$10,302	$7,994

	Dec. 31,	Sept. 30,
	2002	2003
Identifiable Assets
United States	$47,054	$41,103
Taiwan	5,773	5,202
China	853	1,831

Total	$53,680	$48,136

9. Contingencies

        From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

10. Subsequent Event

        On October 31, 2003, the Company signed an agreement to acquire substantially all the assets of the Photonics business of Ritek Corporation, a company incorporated in Taiwan, in exchange for up to 1.7 million shares of the Company’s common stock. Ritek’s Photonics business is located in Hsin Chu Industrial Park, Taiwan, and we may continue to operate the business at this facility rent-free for two years after the closing. In addition, Ritek will pay us $1.5 million in cash as a part of this agreement. The transaction is expected to be completed in December 2003 and is subject to various closing conditions.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as our sources of revenues, anticipated level of revenues, our profitability, those actions necessary to achieve and maintain profitability, the fluctuation of our cost of revenues as a percentage of revenues and the factors contributing to these fluctuations, our net and operating losses, our negative cash flow, our gross profit as a percentage of revenues, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, increases or decreases in the level of our expenses, the need for additional inventory reserves or provisions, customer demand for our products, strategies to increase business including increasing sales to customers outside of the United States, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our ability to complete business transactions including our proposed acquisition, our success being tied to relationships with key customers, our ability to establish and maintain relationships with key customers, the adequacy of our capital resources and need for additional funding, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, our competitors, competition in our industry, our competitive advantage and consolidation in our industry are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for and sales of our products, our ability to realize the benefits of our investment strategy, continued domestic and international economic instability, the results of the transfer of the listing of our common stock to the Nasdaq SmallCap Market, competition, including the impact of competitive products and pricing, timely design acceptance by our customers, our success in attracting new customers, loss of a key customer, our customers not adopting our new products, failure to accurately predict market needs, timely introduction of new technologies, our ability to integrate acquired businesses, whether our proposed acquisitions will be consummated, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, financial stability in foreign markets and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

        From our inception through September 30, 2003, we derived substantially all of our revenues from our OPMS product line. Revenues from our DWDM products represented approximately 8.6% of total revenues for the year ended December 31, 2002. For the nine months ended September 30, 2003, our DWDM products contributed revenues of $1.4 million, or 17.8% of total revenues. For the nine months ended September 30, 2002 and September 30, 2003, our top ten customers comprised 48.4% and 48.7% of our revenues, respectively. No customer accounted for 10% or more of revenues for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, two customers each accounted for 10.2% and 10.1% of our total revenues, respectively.

        We market and sell our products predominantly through our direct sales force. For the nine months ended September 30, 2002 and September 30, 2003, revenues derived from sales to customers located outside of North America were 9.2% and 9.7%, respectively.

        Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

o	changes in manufacturing volume;

o	costs incurred in establishing additional manufacturing lines and facilities;

o	inventory write-downs and fixed asset write-downs related to manufacturing assets;

o	mix of products sold;

o	changes in our pricing and pricing from our competitors;

o	mix of sales channels through which our products are sold; and

o	mix of domestic and international sales.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance of $1.3 million as of September 30, 2003 will be fully amortized on an accelerated basis by December 1, 2004.

        In October 2003, Mr. Kenny Liu resigned from our Board of Directors.

        On October 31, 2003 we signed a definitive agreement to acquire substantially all of the assets of Ritek Corporation’s photonics division which is located in Taiwan. Pursuant to the terms of the agreement, we will acquire the assets in exchange for up to 1.7 million shares of our common stock and our assumption of certain Ritek personnel and product warranty expenses as well as the assumption of certain contractual obligations. Ritek’s Photonics business is located in Hsin Chu Industrial Park, Taiwan, and we may continue to operate the business at this facility rent-free for two years after the closing. In addition, Ritek will pay us $1.5 million in cash as a part of this agreement. We expect that the transaction will be completed in December 2003 and is subject to standard closing conditions.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2003	2002	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:	122.5	82.0	131.5	86.5

Gross profit (loss)	(22.5)	18.0	(31.5)	13.5
Operating expenses:
Research and development:	42.2	51.4	57.3	54.3
Sales and marketing:	22.7	14.2	21.8	19.0
General and administrative:	32.7	24.3	32.1	32.0
Excess facility charge	54.1	--	16.3	--

Total operating expenses	151.7	89.9	127.5	105.3
Loss from operations	(174.2)	(71.9)	(159.0)	(91.8)
Interest and other income, net	2.3	7.8	8.5	7.6

Loss before income taxes	(171.9)	(64.1)	(150.5)	(84.2)
Income tax provision	(0.5)	--	0.1	--

Net loss	(171.4%)	(64.1%)	(150.6%)	(84.2%)

    Revenues.        Revenues were $3.1 million and $3.0 million for the three months ended September 30, 2002 and 2003, respectively. Revenues decreased 3.2% from September 30, 2002 to September 30, 2003. Revenues from our OPMS-related products were $2.8 million and $2.3 million for the three months ended September 30, 2002 and 2003, respectively. Revenues from our DWDM-related products were $0.3 million and $0.7 million for the three months ended September 30, 2002 and 2003, respectively.

        Revenues were $10.3 million and $8.0 million for the nine months ended September 30, 2002 and 2003, respectively. Revenues from our OPMS-related products were $9.5 million and $6.6 million for the nine months ended September 30, 2002 and 2003, respectively. The decrease in revenues derived from OPMS related products of 30.5% was primarily due to decreased volume shipments of and decreased demand for our OPMS-related products as a result of continuing poor market conditions. Revenues from our DWDM-related products were $0.8 million and $1.4 million for the nine months ended September 30, 2002 and 2003, respectively. The DWDM revenue increase of 75.0% was primarily due to increased volume shipments of and increased demand for our DWDM-related products as a result of new customer purchases of our coarse wavelength division multiplexing, or CWDM, products.

        Cost of Revenues. Cost of revenues was $3.8 million and $2.5 million for the three months ended September 30, 2002 and 2003, respectively. Cost of revenues as a percentage of net revenues decreased from 122.5% for the three months ended September 30, 2002 to 82.0% for the three months ended September 30, 2003. Cost of revenues was $13.5 million and $6.9 million for the nine months ended September 30, 2002 and 2003, respectively. Cost of revenues for the nine months ended September 30, 2002 was primarily impacted by write-offs for excess and obsolete inventory resulting from a slowdown in telecommunications capital spending and the general downturn in the United States economy which resulted in a charge of $2.8 million for DWDM-related material and $1.5 million for OPMS-related material.

        Gross Profit (Loss). We incurred a gross loss of $0.7 million for the three months ended September 30, 2002, and earned a gross profit of $0.5 million for the same period in 2003. We incurred a gross loss of $3.2 million, or (31.5%) of revenues, for the nine months ended September 30, 2002, and we earned a gross profit of $1.1 million, or 13.5% of revenues, for the same period in 2003. The improvement for the three month and nine month periods ended September 30, 2003 when compared to the same periods in 2002 was mainly due to lower excess and obsolete inventory charges and lower product costs for DWDM-related material.

        We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term by low production volumes and the under-utilization of our manufacturing operations. We had approximately $1.0 million in DWDM-related net inventory and $2.0 million in OPMS-related net inventory on hand at September 30, 2003. Although we take steps to manage future inventory levels, we may have to record additional inventory reserves in future periods if there is a decrease in demand.

        Research and Development Expenses. Research and development expenses increased from $1.3 million, or 42.2% of revenues, for the three months ended September 30, 2002 to $1.5 million, or 51.4% of revenues, for the same period in 2003. Research and development expenses decreased from $5.9 million, or 57.3% of revenues, for the nine months ended September 30, 2002 to $4.3 million, or 54.3% of revenues, for the same period in 2003. This decrease in the nine month period is due to lower compensation expenses as a result of reduced headcount. We expect our quarterly research and development expenses to stay relatively flat from third quarter levels as we continue to invest in research and development.

        Sales and Marketing Expenses. Sales and marketing expenses decreased from $0.7 million, or 22.7% of revenues, for the three months ended September 30, 2002 to $0.4 million, or 14.2% of revenues, for the three months ended September 30, 2003. Sales and marketing expenses decreased from $2.2 million, or 21.8% of revenues, for the nine months ended September 30, 2002 to $1.5 million, or 19.0% of revenues, for the nine months ended September 30, 2003 due to lower stock based compensation charges. We expect sales and marketing expenses to remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

        General and Administrative Expenses. General and administrative expenses decreased from $1.0 million, or 32.7% of revenues, for the three months ended September 30, 2002 to $0.7 million, or 24.3% of revenues, for the same period in 2003. General and administrative expenses decreased from $3.3 million, or 32.1% of revenues, for the nine months ended September 30, 2002 to $2.6 million, or 32.0% of revenues, for the same period in 2003. The decrease in expenses for both the three month and nine month periods was primarily due to lower headcount levels and related expenditures. We expect our quarterly general and administrative expenses to increase for the fourth quarter due to increased rates and fees for professional services.

        Stock-Based Compensation. Total stock-based compensation increased from a credit of $0.01 million, or (0.4)% of revenues, in the three months ended September 30, 2002, to $0.3 million, or 9.8% of revenues in the three months ended September 30, 2003. Stock-based compensation increased from $0.6 million, or 6.1% of revenues, for the nine months ended September 30, 2002 to $0.8 million, or 10.0% of revenues, for the nine months ended September 30, 2003.

        Interest and Other Income, Net. Interest and other income, net, was $0.07 million and $0.2 million for the three months ended September 30, 2002 and 2003, respectively. Interest and other income, net, was $0.9 million and $0.6 million for the nine months ended September 30, 2002 and 2003, respectively. The decrease for the nine month period was due to a lower cash balance and lower interest rates.

        Income Taxes. We reported an income tax credit of $0.01 million and an expense of $0.01 million for the three months and nine months ended September 30, 2002, respectively. We had no income tax expense for the three months or nine months ended September 30, 2003.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through sales of stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. On September 30, 2003, we had cash and cash equivalents of $5.2 million and short-term investments of $32.4 million.

        Net cash used in operating activities was $5.1 million and $5.6 million for the nine months ended September 30, 2002 and 2003, respectively. For the nine months ended September 30, 2003, net cash used was primarily due to our net loss of $6.7 million, offset by non-cash adjustments, including depreciation and amortization of $1.7 million. For the nine months ended September 30, 2002, net cash used was primarily due to our net loss of $15.5 million, offset by non-cash adjustments, including provision for inventory of $4.4 million, write-offs of property and equipment of $1.0 million, excess facility charge of $1.7 million, depreciation and amortization of $1.3 million, stock-based compensation expense of $0.6 million, and net changes in working capital of $11.8 million.

        Cash used in investing activities was $0.8 million and $1.6 million for the nine months ended September 30, 2002 and 2003, respectively. In the nine months ended September 30, 2002, $0.2 million was invested in high-grade, short-term investments, while $0.6 million was used to acquire property and equipment. In the nine months ended September 30, 2003, we invested $1.2 million in high-grade, short-term investments, while we invested $0.3 million which was used to acquire property and equipment.

        Cash generated by financing activities was $0.4 million and $0.6 million for the nine months ended September 30, 2002 and 2003, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our employee stock purchase plan. Cash generated also included net proceeds from the repayment of notes receivable of $0.2 million and $0.5 million for the nine months ended September 30, 2002 and 2003, respectively.

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

        We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including our pending acquisition of Ritek Corporation’s photonics division, and other potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings or additional credit facilities. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $15.5 million and $6.7 million in the first nine months of fiscal 2002 and 2003, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of September 30, 2003, we had an accumulated deficit of approximately $ 58.7 million.

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

        Sales of our OPMS products accounted for over 76% of our revenues in the quarter ended September 30, 2003, 82% of our revenues for the nine months ended September 30, 2003, and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

        Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

o	customer unwillingness to implement our products;

o	any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

o	the success of our customers;

o	excess inventory in the telecommunications industry;

o	new product introductions by our competitors;

o	any failure of our products to perform as expected; or

o	any difficulty we may incur in meeting customers' delivery requirements or product specifications.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We have had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products that began in 2001 and that continues to date. As of September 30, 2003, we had a total of 79 full-time employees in Sunnyvale, California, 164 full-time employees in Taiwan, and 99 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

o	improve existing and implement new operational, financial and management controls, reporting systems and procedures;

o	hire, train, motivate and manage additional qualified personnel, if we experience a significant increase in demand for our products; product enhancements;

o	effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and

o	effectively manage relationships with our customers, suppliers, representatives and other third parties.

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $5.9 million and $4.3 million for the nine months ended September 30, 2002 and 2003, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Our products are designed for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

o	loss of customers;

o	damage to our reputation;

o	failure to attract new customers or achieve market acceptance;

o	diversion of development and engineering resources; and

o	legal actions by our customers.

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

        The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the long-haul, metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

o	the education of potential end-user customers and network service providers about the benefits of optical networks; and

o	the continued growth of the long-haul, metropolitan, last mile, and enterprise access segments of the communications network.

        If we fail to address changing market conditions, sales of our products may decline, which would adversely impact our revenues.

We may be unable to consummate our pending acquisition of the photonics division of Ritek Corporation or potential acquisitions or successfully integrate acquired businesses or assets with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our proprietary technologies and products.

        To expand the range of our proprietary technologies and products, we may acquire complementary businesses, technologies or products, if appropriate opportunities arise. For example, we recently announced our pending acquisition of the photonics division of Ritek Corporation. We may be unable to identify other suitable acquisitions at reasonable prices or on reasonable terms, or consummate our pending acquisition, future acquisitions or other investments, any of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of the photonics division of Ritek Corporation or of any other company or acquisition that we may make. Similarly, we may not be able to attract or retain key management, technical or sales personnel of any other companies that we acquire or from which we acquire assets. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

If our common stock is not relisted on the Nasdaq National Market, we will be subject to certain provisions of the California General Corporation Law that may affect our charter documents and result in additional expenses.

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. As a result, we will become subject to certain sections of the California General Corporation Law that will affect our charter documents if our common stock is not returned to being listed on the Nasdaq National Market. For example, we will not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders will have dissenting stockholder rights under both California and Delaware law. Any of these changes to our charter document will result in additional expense as we will have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

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

        For the nine months ended September 30, 2002 and 2003, sales to customers located outside of North America were 9.2% and 9.7% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

        Two of our manufacturing operations are located in Sunnyvale, California and Tu-Cheng City, Taiwan, both active earthquake fault zones. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

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

PART II: OTHER INFORMATION

ITEM 5: OTHER EVENTS

        Our 2004 Annual Meeting of Stockholders will be held on May 14, 2004 at such place and time as will be set forth in our proxy statement relating to that meeting. A stockholder proposal not included in the proxy statement for the 2004 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to our Secretary at our principal executive offices and otherwise complies with the provisions of our Bylaws. To be timely, the Company’s Bylaws provide that the Company must have received the stockholder’s notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 75 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company’s 2004 Annual Meeting of Stockholders, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 14, 2004.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit
Number	Title
31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

_________

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-QSB and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

        (b) Reports on Form 8-K.

        On July 23, 2003, we filed a Current Report on Form 8-K furnishing under Item 12 the Company's press release relating to its financial results for the quarter ended June 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: November 10, 2003

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

EXHIBIT INDEX

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.

32.1	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).