Form 10KSB
period 2003-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2004-03-29
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-KSB

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

    [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0554122
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

735 North Pastoria Avenue, Sunnyvale, CA 94085
(Address of principal executive offices)

Issuer’s telephone number: (408) 736-6900

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Series A Participating Preferred Stock Purchase Rights

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        The issuer’s revenues for its fiscal year ending December 31, 2003: $11,469,860

        The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq SmallCap Market on March 3, 2004) was approximately $44,178,389.

        As of March 3, 2004 there were 38,278,573 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 9 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 10, 11 (as to Beneficial Ownership), 12 and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2004 Annual Meeting of Stockholders to be held on May 14, 2004.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2003 FORM 10-KSB

i

PART I

Item 1. Description of Business

        When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to sources of revenues, net and operating losses, the amount and mix of anticipated expenditures and expenses, reliance on our OPMS products, our net cash flow, our reliance on the commercial success of our DWDM-related products, our marketing and commercialization of products under development, plans for enhancements of existing products, plans for future products, features and uses of our products, our patent applications and intellectual property, increases in the number of possible license offers and patent infringement claims, recognition of revenues, differentiating factors in the fiber optic market, our competitive advantages, our ability to compete, the source of our competition, consolidation in our industry, effects of competition on our operating results, increased pricing pressure, the number of our competitors, and our anticipated investments and expenditures. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, acceptance of our products by our customers, industry wide shifts in supply and demand for optical components and modules, overcapacity in our industry, development of new products by us and our competitors, our ability to ramp new products into volume production, decreased demand for our products, our ability to retain and obtain customers, increased competition in our markets, delisting from the Nasdaq SmallCap Market, inability to obtain sufficient quantities of a raw material product, not meeting customer requirements and our ability to license intellectual property on commercially reasonable terms; and the risks set forth below under Item 6, “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Market Conditions

        During the last fiscal year, the demand for optical transport systems and related devices has declined. In previous periods, communication equipment manufacturers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth. While demand for bandwidth continues to increase, this demand has grown at a far slower pace than previously anticipated. As a result, communication equipment manufacturers ended up with excess inventories of optical systems and devices that now create a barrier to new sales opportunities.

        This situation has created challenges for suppliers in the optical communication industry. Due to decreased unit shipments as a result of overcapacity in the industry and the resulting competition for fewer sales opportunities, average selling prices have declined as companies compete for significantly smaller market opportunities.

Products

        Our passive optical products support the needs of current and next generation optical network systems applications. Our Optical Path Management Solution, or OPMS, product family provides a comprehensive line of optical interconnect devices, couplers and splitters and related optical products, as well as customized integrated modules incorporating these devices. Our Wavelength Management Solutions, or WMS, include WDM and DWDM components and modules that utilize thin film filter technologies to separate optical signals. Our advanced optical devices include our all-fiber optical depolarizer, which reduces the degree of polarization of a light source, our automatic variable optical attenuator, which controls the amount of power in an optical fiber, and our switchable optical drop/add module, which inserts or extracts specific wavelengths in a DWDM system.

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

        CWDMs. Coarse wavelength division multiplexers, or CWDMs, are integrated optical modules that multiplex or demultiplex multiple optical signals of different wavelengths on a single fiber. Our CWDM product separate wavelength into 20 nm spacing to cover the complete fiber optical communication spectrum from 1270 nm to 1610 nm. With the unique low insertion loss and flat band-pass profile, CWDMs provide the most economic and efficient wavelength division multiplexing solutions for metropolitan and access networks. Our CWDM product covers 4 channel, 8 channel, and 16 channel mux and demux applications, and upgradability for both 4 channel and 8 channel type. We also offer optical add-drop modules (OADMs) for CWDM networks, with the capability of adding or dropping from one to 15 channels. In addition to the CWDM mux, demux and optical add/drop modules, we also offer complete rackmount CWDM solutions to customers so they can easily mount our CWDM products directly on their system rack. We believe CWDM products directly address the metropolitan and access markets’ competitive wavelength management needs.

        CCWDMs. Compact coarse wavelength division multiplexers, or CCWDMs, are integrated optical modules that are designed to significantly improve optical performance, while reducing manufacturing costs, in a package less than 1/4 the size of conventional CWDM modules. It features high wavelength accuracy and stability, low insertion loss, high isolation, low polarization dependent loss and an epoxy-free optical path. The Telcordia 1209/1221-qualified CCWDM builds on AFOP’s proprietary optical bench platform, and the Company believes it has the smallest footprint of any comparable CWDMs. With a channel spacing of 20 nm and wide bandpass characteristics it allows for datacom or telecom network applications with low-cost uncooled lasers. These CCWDM Mux/Demuxes are available in four or eight channels and include an expansion port for 16 channel systems.

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

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2003, we had 26 U.S. patents issued or assigned to us and had 27 U.S. patent applications pending. The 26 U.S. patents expire between September 2013 and October 2023. We also had 19 foreign patents issued, and 12 foreign patent applications pending. Our foreign patents issued will expire between September 2009 and March 2013. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2003, there are no infringement claims or litigation pending against us.

Customers

        We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2003, we sold our products to more than 200 customers. No individual customer accounted for 10% or more of our revenues in either of the years ended December 31, 2001 or 2002. One customer, Scientific Atlanta, accounted for 10.8% of our revenues in the year ended December 31, 2003.

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

Competition

        The fiber optic component industry is highly competitive and subject to rapid technological change. We believe that the principal differentiating factors in the fiber optic component market are support for multiple optical interfaces, high optical power, wavelength selection, manufacturing capacity, reliable and compact packaging, price, product innovation and reliability of product performance. Based on our assessment of the performance and price of similar competitive product offerings, we believe that our products compare favorably, although we cannot assure that they will continue to do so.

        Our principal competitors in the components market include Avanex Corporation, DiCon Fiberoptics, Inc., Gould Electronics Inc., JDS Uniphase, Luminent, Inc., a subsidiary of MRV Communications, Inc., Oplink, Inc., Stratos Lightwave, Inc. and Tyco Electronics Corporation. We estimate that we have approximately 25 competitors in the components market as of December 31, 2003. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

        As of December 31, 2003, we had a total of 40 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

        Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $10.4 million, $7.3 million and $5.6 million for the years ended December 31, 2001, 2002 and 2003, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Manufacturing

        We currently manufacture the majority of our OPMS and optical amplifier products at our facility in Tu-Cheng City, Taiwan. We manufacture our filter-based and advanced products at our headquarters in Sunnyvale, California and at our facility near Shenzhen, China.

        Each of our facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

        We have established a quality management system, or QMS, which is designed to ensure that the products we provide to our customers meet or exceed their requirements. The QMS system is based on international standard ISO 9000. Our Taiwan facility and our United States facility are both ISO 9001-2000 certified in manufacturing.

Employees

        As of December 31, 2003, we had 387 full-time employees, including 79 located in the United States, 168 in Taiwan and 140 in mainland China. Of our 387 full-time employees, 40 are engaged in product development, 284 are engaged in manufacturing production, 15 are engaged in sales, marketing, application support and customer service, and 48 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

        AFOP’s internet address is www.afop.com. AFOP makes available free of charge through a hyperlink on our website our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the material is furnished to the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-KSB.

Item 2. Description of Property

        In the United States, we lease a total of approximately 32,800 square feet in three buildings located in Sunnyvale, California. Of the 32,800 square feet:

o	we lease 11,700 square feet of administrative, sales, marketing, product development and manufacturing space pursuant to a lease that expires in May 2004; and

o	we lease a 10,500 square foot manufacturing and product development facility pursuant to a lease that expires in July 2004.

o	we lease an additional 10,600 square feet of space near our current headquarters in Sunnyvale, California in December 2000 pursuant to a lease that commenced in February 2001 and expires in July 2004. In September of 2002, we consolidated our operations in California into two buildings and vacated this facility.

        We are currently in the process of evaluating our future facility requirements in California, and we have begun lease negotiations on specific properties.

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

        In August 2002, we entered into a lease for a 62,000 square foot facility near the Shenzhen area which will expire in July 2007.

Item 3. Legal Proceedings

        From time to time we may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this Form 10-KSB, there are no material legal proceedings pending against us or, to the best of our knowledge, threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report.

Executive Officers of the Registrant

        Our executive officers as of December 31, 2003 are as follows:

        Peter C. Chang, 46, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

        David A. Hubbard, 44, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

        Wei-Shin Tsay, Ph.D., 52, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

        Anita K. Ho, 57, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to the present, Ms. Ho has served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        The Company’s common stock, par value $0.001, was traded on the Nasdaq National Market under the ticker symbol “AFOP” until November 8, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table summarizes the high and low closing prices for our common stock as reported on the Nasdaq National Market and SmallCap Market, as applicable.

	High	Low

2002
First Quarter 2002	$1.92	$0.99
Second Quarter 2002	$1.10	$0.70
Third Quarter 2002	$0.98	$0.41
Fourth Quarter 2002	$0.67	$0.36

2003
First Quarter 2003	$0.62	$0.45
Second Quarter 2003	$0.83	$0.48
Third Quarter 2003	$1.85	$0.81
Fourth Quarter 2003	$2.70	$1.60

        As of March 1, 2004, the Company’s common stock was held by 89 stockholders of record (not including beneficial holders of common stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 11 of this Annual Report on Form 10-KSB.

Item 6. Management’s Discussion and Analysis or Plan of Operations

        When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to critical accounting policies, our sources of revenue, anticipated revenue levels, our profitability, the fluctuation of our cost of revenues as a percentage of revenues, our net and operating losses, our net cash flow, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, increase or decrease of our expenses in absolute dollars or as a percentage of revenue, market conditions, the need for additional inventory reserves or provisions, gross margin as a percentage of revenue, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our success being tied to relationships with key customers, our deferred stock-based compensation, the adequacy of our capital resources, the impact of recent accounting pronouncements, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, our competitors, competition in our industry, our competitive advantage, consolidation in our industry, our need for additional financing and investments of our existing cash are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for our products, continued economic instability, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, loss of a key customer, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, being delisted from the Nasdaq SmallCap Market, integration of acquired businesses, financial stability in foreign markets and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

        We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements:

        We follow SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” for recognizing revenue. Specifically, we recognize revenues upon the shipment of our products to our customers provided that we have received a purchase order, the price is fixed, and the collection of the resulting receivable is probable. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-contract customer support.

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

        Our inventory provision for estimated losses to be incurred on sale or disposal of inventory is based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory provisions may be required. We utilized $0.1 million of previously reserved excess inventory for our DWDM-related products in the year ended December 31, 2003. We recorded provisions of $0.1 million and $2.6 million for excess DWDM-related inventory in the years ended December 31, 2003 and December 31, 2002. We recorded provisions of $0.1 million and $1.9 million for excess OPMS-related inventory in the years ended December 31, 2003 and December 31, 2002.

        We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In the quarter ended June 30, 2002, we wrote off approximately $1.0 million for non-functional or damaged equipment and machinery in Taiwan which were used for the production of fused fiber products. We did not record any impairments for the year ended December 31, 2003.

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

        We market and sell our products predominantly through our direct sales force, which we began building in early 1998. From our inception through December 31, 2003, we derived a substantial portion all of our revenues from our OPMS product line. Our DWDM-related products contributed as a percentage of revenue 8.8%, 8.4% and 20.9% for the years ended December 31, 2001, 2002 and 2003, respectively. In the years ended December 31, 2001, 2002 and 2003, our top 10 customers comprised 35.5%, 49.8%, and 48.9% of our revenues, respectively. No individual customer accounted for 10% or more of our revenues in 2001 or 2002; one customer, Scientific Atlanta, accounted for 10.8% of our revenues in 2003.

        Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

o	changes in manufacturing volume;

o	costs incurred in establishing additional manufacturing lines and facilities;

o	inventory write-downs and impairment charges related to manufacturing assets;

o	mix of products sold;

o	changes in our pricing and pricing from our competitors;

o	mix of sales channels through which our products are sold; and

o	mix of domestic and international sales.

        Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive, so accordingly we plan to continue to invest amounts similar to our spending levels in 2003 in our product development efforts.

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2003 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect most of these expenses to remain flat in absolute dollars with the exception of professional and legal services we expect will increase due to increased rates and fees and costs associated with compliance with new laws.

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. We expect non-cash compensation expense, which was $0.9 million in the year ended December 31, 2003, to decrease in future periods.

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

        In December 2000, we established a subsidiary, Alliance Fiber Optic Products, in the People’s Republic of China, which we have developed as a manufacturing facility. We commenced production at this facility in the third quarter of 2003.

        In January 2004, we completed the purchase of Taiwan-based Ritek Corporation’s photonic business. Under the terms of the agreement, AFOP acquired substantially all of the assets of Ritek’s photonics business in exchange for 1.7 million shares of AFOP common stock for total consideration of $4.1 million. Additionally AFOP received $1.5 million in cash from Ritek. Ritek’s photonics business is located in Hsin Chu Industrial Park, Taiwan, and we may continue to operate the business at this facility rent-free for two years after the closing.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2001	2002		2003
Revenues	100.0%	100.0%	.	100.0%

Cost of revenues:	133.7	123.4		84.7

Gross profit (loss)	(33.7)	(23.4)		15.3
Operating expenses:
Research and development	50.9	55.7		48.5
Sales and marketing	16.6	21.9		17.4
General and administrative	27.4	34.3		29.7
Excess Facility Charges	--	14.0		--

Total operating expenses	94.9	125.9		95.6

Loss from operations	(128.5)	(149.3)		(80.3)
Interest and other income, net	11.3	8.6		6.1

Loss before income taxes	(117.3)	(140.7)		(74.2)
Income tax provision (benefit)	1.1	(1.3)		--

Net loss	(118.4%)	(139.4%)		(74.2%)

Results of Operations

Comparison of Fiscal Year 2002 and Fiscal Year 2003

        Revenues. Revenues were $13.1 million and $11.5 million for the years ended December 31, 2002 and 2003, respectively. OPMS revenues decreased from $12.0 million in 2002 to $9.1 million in 2003 primarily due to decreased volume shipments of our products as a result of continued poor market conditions. DWDM revenues increased from $1.1 million in 2002 to $2.4 million in 2003 primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower ASPs.

        Cost of Revenues. Cost of revenues in fiscal year 2003 decreased to $9.7 million from approximately $16.2 million in fiscal year 2002. Cost of revenues as a percentage of net revenues decreased to 84.7% in fiscal year 2003 from 123.4% compared to fiscal year 2002. Cost of revenues in 2002 were primarily impacted by write-offs for excess and obsolete inventory resulting from the slowdown in telecommunications capital spending, the general downturn in the U.S. economy, and the allocation of our fixed costs over decreased production volume. Cost of revenues in 2003 benefited from the allocation of our fixed costs over increased DWDM production volume and much lower write-offs for excess and obsolete inventory. Management continues to closely monitor the Company’s inventory levels. Any decline in demand for our products would result in reduced sales, increased operating losses and additional inventory provisions.

        Gross Profit (Loss). 2003 gross profit was $1.7 million, or 15.3% of revenues, compared with a 2002 gross loss of $3.1 million, or (23.4%) of revenues. The gross profit in 2003 was mainly due to lower losses for our DWDM products as a result of the allocation of fixed costs over increased DWDM production volume and lower inventory write-offs. The gross loss in 2002 was due to losses related to our DWDM products and decreasing profits on our OPMS products.

        The gross loss in 2002 for DWDM products of $5.1 million was primarily caused by reduced revenue in 2002 and an inventory provision of $2.6 million for excess inventory which was recorded in accordance with the Company’s policy of reserving against inventory levels in excess of expected future demand. The gross loss in 2003 for DWDM products of $1.4 million was primarily caused by reduced average selling prices as the market environment remained very price competitive.

        Gross profit for OPMS products increased from $2.1 million in 2002 to $3.1 million in 2003 primarily as a result of a higher inventory provision charge of $1.9 million for excess OPMS inventory that was taken in 2002 as compared to the inventory provision charge of $0.1 million that was taken in 2003.

        We expect our gross margin as a percentage of revenues to be negatively impacted in the near term due to low OPMS production volumes and selling price competition for our DWDM products. We had approximately $1.4 million in DWDM-related net inventory and $2.0 million in OPMS-related net inventory on hand at December 31, 2003. Although we continue to take steps to attempt to manage future inventory levels, we may have to record inventory provisions in future periods if a decrease in demand for our products occurs.

        Research and Development Expenses. Research and development expenses decreased from $7.3 million in 2002 to $5.6 million in 2003. The decrease in 2003 was primarily due to lower general expenditures, as well as tighter controls over discretionary spending. As a percentage of revenues, research and development expenses decreased from 55.7% in 2002 to 48.5% in 2003. We expect research and development expenses to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

        Sales and Marketing Expenses. Sales and marketing expenses decreased from $2.9 million in 2002 to $2.0 million in 2003. The decrease in 2003 was primarily due to lower sales forces expenses resulting from tighter controls over discretionary spending. As a percentage of revenues, sales and marketing expenses decreased from 21.9% in 2002 to 17.4% in 2003. We expect sales and marketing expenses will remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

        General and Administrative Expenses. General and administrative expenses decreased from $4.5 million in 2002 to $3.4 million in 2003. The decrease in 2003 was primarily due to reduced general expenditures as well as tighter controls over discretionary spending. As a percentage of revenues, general and administrative expenses decreased from 34.3% in 2002 to 29.7% in 2003. We expect to maintain general and administrative expenses at the same level with the exception of professional and legal services we expect will increase due to higher fees and costs associated with compliance with new laws.

        Excess Facility Charge. Due to the decline in business conditions and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California in September 2002. As a consequence, the Company recorded an excess facility charge of $1.8 million in the year ended December 31, 2002 comprising of $1.0 million of non-cancelable lease payments which were paid in 2003 and $0.6 million of future non-cancelable lease payments, which are expected to be paid in 2004, and $0.2 million of fixed assets that were written-off.

        Stock-Based Compensation. Total stock-based compensation decreased from $1.1 million, or 8.2% of revenues, in the year ended December 31, 2002 to $0.9 million, or 7.9% of revenues, in the year ended December 31, 2003. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants, and partially due to the reversal of compensation expense for unvested stock options of employees whose employment was terminated during the year ended December 31, 2003.

        Interest and Other Income, Net. Interest and other income, net, was $1.1 million and $0.7 million for the years ended December 31, 2002 and 2003, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances. The decrease from 2002 to 2003 was due to lower cash balances and lower interest rates.

        Income Taxes. There was no income tax benefit in the year ended December 31, 2003, and there was a benefit of $0.2 million in the year ended December 31, 2002. The income tax benefit in 2002 was primarily due to a federal income tax refund.

        As of December 31, 2003, we had approximately $32.8 million and $14.9 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized.

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

        Sales and Marketing Expenses. Sales and marketing expenses decreased from $3.4 million in 2001 to $2.9 million in 2002. The decrease in 2002 was primarily due to lower sales forces expenses resulting from a reduction in headcount

        General and Administrative Expenses. General and administrative expenses decreased from $5.6 million in 2001 to $4.5 million in 2002. The decrease in 2002 was primarily due to lower personnel levels and reduced expenditures as well as tighter controls over discretionary spending.

        Excess Facility Charge. Due to the decline in business conditions and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California in September 2002. As a consequence, the Company recorded an excess facility charge of $1.8 million in the year ended December 31, 2002 comprising of $1.0 million of non-cancelable lease payments which were paid in 2003 and $0.6 million of future non-cancelable lease payments, which are expected to be paid in 2004, and $0.2 million of fixed assets that were written-off. There was no excess facility charge recorded in the year ended December 31, 2001.

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

        Income Taxes. Income taxes included expenses $0.2 million in the year ended December 31, 2001 and a benefit of $0.2 million in the year ended December 31, 2002. The income tax expense in 2001 was primarily the result of non-cash compensation charges that are not deductible for income tax purposes resulting in taxable income. The income tax benefit in 2002 was primarily due to a federal income tax refund.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising $44.4 million, net of costs and expenses. As of December 31, 2003, we had cash and cash equivalents of $5.0 million and short-term investments of $30.9 million.

        Net cash used in operating activities was $11.1 million in 2001, $6.7 million in 2002, and $7.9 million in 2003. Net cash used in 2001 was primarily the result of our net loss, which was partially offset by non-cash charges, and an increase in working capital requirements caused by the expansion of our operations in anticipation of increased revenues, which did not materialize. In 2002, our net loss of $18.3 million included non-cash charges of $10.1 million, primarily related to non-cash compensation expenses of $1.1 million, depreciation of $1.7 million, impairment write-off of property and equipment of $1.0 million, an excess facility charge of $1.8 million, and an inventory provision of $4.5 million. In 2003, our net loss of $8.5 million included non-cash charges of $2.0 million, primarily related to non-cash compensation expenses of $0.9 million and depreciation of $1.1 million. Accounts receivable increased by $1.0 million and inventory increased $0.8 million from 2002 to 2003 primarily due to an upturn in business in the fourth quarter of 2003. Accrued expenses decreased $0.2 million offset by increase in payables by $0.8 million. Net cash used in operating activities in 2003 totaled $7.9 million, $1.2 million more than cash used in 2002 in operating activities.

        Cash used in investing activities was $14.9 million in 2001. Cash generated by investing activities was $1.0 million and $30,000 in 2002 and 2003, respectively. In 2001, $6.1 million was used for property and equipment and net $8.8 million was used to purchase short-term securities. In 2002, we spent $0.8 million on property and equipment and we received net $1.9 million from the sale of short-term securities. In 2003, we spent $0.3 million on property and equipment and we received net $0.3 million from the sale of short-term securities.

        Cash generated by financing activities was $0.5 million in 2001, $0.4 million in 2002 and $1.1 million in 2003. Cash generated by financing activities in 2001, 2002 and 2003 was comprised of proceeds from the exercise of options to purchase shares of our common stock, common stock issued through our Employee Stock Purchase Plan, and repayment of notes receivable.

        We entered into loan facilities in July 1999 and January 2000 with a financial institution for a maximum of $0.8 million, which were drawn down during the course of fiscal years 1999 and 2000. We repaid these loans with a portion of the proceeds of our initial public offering. These facilities were closed as of December 31, 2001. In July 2000, we arranged an additional facility with the same financial institution in the form of a $0.6 million letter of credit to secure a building lease. During 2001, the financial institution letter of credit was replaced by a letter of credit issued by another financial institution for the same amount. We pledged $0.6 million of our short-term investment as collateral for the letter of credit.

        In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In September of 2002, we consolidated our operations in California into two buildings and vacated the facility with 10,600 square feet. As a result of the consolidation, we recorded an excess facility charge of $1.6 million and wrote off fixed assets of $0.2 million in the year ended December 31, 2002. We are currently in the process of evaluating our future facility requirements in California, and we have begun lease negotiations on specific properties. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. In April 2001 we entered into a lease in mainland China but cancelled it, without penalty, in the third quarter of 2001. We had a lease for a facility near the Shenzhen area totaling approximately 12,000 square feet which expired in December 2002. In August, 2002 we entered into a new lease for a 62,000 square foot facility near the same Shenzhen area which will expire in July 2007. The future minimum lease payments under our operating leases, excluding one building in Sunnyvale no longer used by the Company, are as follows (in thousands):

Years ending December 31,
2004	$ 740
2005	66
2006	55
2007	32
2008	-

Total	$ 893

        We had no other significant commitments as of December 31, 2003.

        Our principal source of liquidity as of December 31, 2003 consisted of $35.9 million in cash and cash equivalents and interest bearing marketable securities.

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

Supplementary Data – Quarterly Results

        The following table contains selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2003. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operation data (in thousands, except per share data):

	Three Months Ended

	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003

Revenues	$3,532	$3,665	$3,105	$2,810	$2,376	$2,609	$3,009	$3,476
Gross profit (loss)	(1,422)	(1,124)	(699)	174	84	454	543	670
Net loss attributable to
common stockholders (1)	(5,691)	(4,496)	(5,324)	(2,767)	(2,666)	(2,140)	(1,925)	(1,788)
Basic and diluted net loss
per share attributable to
common stockholders(2)	$(0.17)	$(0.13)	$(0.15)	$(0.08)	$(0.08)	$(0.06)	$(0.05)	$(0.05)

(1)

Net loss attributable to common stockholders in the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 include charges for inventory provisions of $2.2 million, $0.8 million and $1.2 million, respectively. Net loss attributable to common stockholders in the quarter ended June 30, 2002 includes charges for asset impairments of $1.0 million.

(2)	Net loss per share is computed independently for each quarter presented. Therefore, the aggregate of the quarterly per share information may not equal the annual net loss per share.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $26.2 million, $19.6 million and $9.2 million in fiscal year 2001, 2002 and 2003, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future. As of December 31, 2003, we had an accumulated deficit of approximately $60.5 million.

        Although we continue to experience fluctuating demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, our potential need to increase our operating expenses, the rate at which competition in our industry intensifies, and the significant fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

Our quarterly and annual financial results have historically fluctuated due primarily to introduction of, demand for, and sales of our products, and future fluctuations may cause our stock price to decline.

        We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions, the timing and extent of product sales, the mix of products sold and significant fluctuations in the demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed in other risk factors below, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

Our Optical Path Management Solution (OPMS) products have historically represented a substantial portion of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products, our business will be seriously harmed.

        Sales of our OPMS products accounted for over 79% of our revenues in the fiscal year ended December 31, 2003 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during 2003 have negatively impacted our revenues. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping in July 2000. Demand for these products have fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. If demand does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline and we may have to write-off additional inventory currently on our books.

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

        The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex, DiCon Fiberoptics, Gould, JDS Uniphase, Lucent, Luminent (a subsidiary of MRV Communications, Inc.), Oplink, Stratos Lightwave and Tyco Electronics. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

If we fail to effectively manage our operations, specifically given the past history of sudden and dramatic downturn in demand for our products, our operating results could be harmed.

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of December 31, 2003, we had a total of 79 full-time employees in Sunnyvale, California, 168 full-time employees in Taiwan, and 140 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

o	improve existing and implement new operational, financial and management controls, reporting systems and procedures;

o	hire, train, motivate and manage additional qualified personnel, especially if we experience a significant increase in demand for our products;

o	effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and

o	effectively manage relationships with our customers, suppliers, representatives and other third parties.

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $10.4 million, $7.3 million and $5.6 million for the fiscal years 2001, 2002 and 2003, respectively. We intend to continue to invest a substantial amount of funds, comparable to our investment levels in 2003, in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Decreased spending by telecommunication companies over the past three years has resulted in decreased demand for some of our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices.

        The communications industry is experiencing rapid consolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic networks and reacts to the economic environment. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers may consolidate or align with other entities in a manner that results in a decrease in demand for our products.

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

        We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business. All of our graded index, or GRIN, lenses, which are incorporated into substantially all of our filter-based DWDM products, are obtained from one supplier, Nippon Sheet Glass. Nippon Sheet Glass is the only known supplier of GRIN lenses.

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

        The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

o	the education of potential end-user customers and network service providers about the benefits of optical networks; and

o	the continued growth of the metropolitan, last mile, and enterprise access segments of the communications network.

        If we fail to address changing market conditions, sales of our products may decline, which would adversely impact our revenues.

We may be unable to successfully integrate acquired businesses or assets, including our acquisition of the photonics division of Ritek Corporation, with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our proprietary technologies and products.

        To expand the range of our proprietary technologies and products, we may acquire complementary businesses, technologies or products, if appropriate opportunities arise. For example, we recently acquired the photonics division of Ritek Corporation. We may be unable to identify other suitable acquisitions at reasonable prices or on reasonable terms, or consummate future acquisitions or other investments, any of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of the photonics division of Ritek Corporation or of any other company or acquisition that we may make. Similarly, we may not be able to attract or retain key management, technical or sales personnel of any other companies that we acquire or from which we acquire assets. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

If our common stock is not relisted on the Nasdaq National Market, we may be subject to certain provisions of the California General Corporation Law that may affect our charter documents and result in additional expenses.

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. As a result, we may become subject to certain sections of the California General Corporation Law that would affect our charter documents if our common stock is not returned to being listed on the Nasdaq National Market. For example, we would not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders would have dissenting stockholder rights under both California and Delaware law. Any of these changes would result in additional expense as we would have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

If we are unable to maintain our listing on the Nasdaq SmallCap Market, the price and liquidity of our common stock may decline.

        Beginning at the commencement of trading on November 8, 2002, our common stock was listed on the Nasdaq SmallCap Market. There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. If we fail to maintain continued listing on the Nasdaq SmallCap Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for our common stock.

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

        For the years ended December 31, 2001, 2002 and 2003, sales to customers located outside of North America were 17.8%, 9.6%, and 10.0% of our revenues, respectively. The percentage decrease in sales to customers outside North America in the past year was mainly caused by decreased sales to five customers outside of North America which was partially offset by increased sales to one customer outside of North America. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

The outbreaks of Severe Acute Respiratory Syndrome, or SARS, and of the Bird flu pose a risk to the Company’s business.

        The outbreaks of SARS and of the bird flu have developed into an international health concern, especially in Asia. We have manufacturing facilities located in Taiwan and China. An outbreak of SARS or the bird flu among our employees in Asia could disrupt our Asian manufacturing operations for an extended period of time, which could limit our ability to supply our products to our customers in sufficient quantities on a timely basis. A shutdown of our Asian facilities due to fear of spread of infection or because of a quarantine could result in our inability to supply our customers. If we are unable to fulfill demand for our products, our relationships with our customers would be harmed and our revenues could be impacted. We also rely on companies in Asia for many of the components necessary to manufacture our products. If our suppliers experience a significant disruption in their businesses as a result of SARS or the bird flu, we may not be able to obtain the parts necessary to make our products which could negatively impact our revenues. In addition, if any of our customers experiences a significant disruption in their business as a result of SARS or the bird flu, they may delay or cancel purchases of our products which could harm our business. Also, certain of our key employees travel to Asia to oversee our Asian operations and to meet with our suppliers and customers. If any of our key employees are infected with SARS or the bird flu on such a trip or if these employees are quarantined when they return to the United States, our business could be negatively impacted. These conditions and uncertainties make it difficult for us, our suppliers and our customers to accurately forecast and plan future business activities.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 13, 2004

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$11,759	$4,983
Short-term investments	31,216	30,915
Accounts receivable, net	1,133	2,008
Inventories, Net	2,930	3,408
Prepaid expense and other current assets	967	948

Total current assets	48,005	42,262
Property and equipment, net	5,313	4,459
Other assets	362	362

Total assets	$53,680	$47,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$706	$1,501
Income tax payable	140	140
Accrued expenses	2,156	2,247
Accrued excess facility charge - short term	892	576

Total current liabilities	3,894	4,464
Long-term liabilities:
Accrued excess facility charge - long term	547	--
Other long-term liabilities	276	294

Total liabilities	4,717	4,758

Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
35,580,871 and 36,504,356 shares issued and outstanding at
December 31, 2002 and 2003, respectively	35	36
Additional paid-in-capital	105,053	104,875
Receivables from stockholders	(1,636)	(967)
Deferred stock-based compensation	(2,420)	(966)
Accumulated deficit	(51,987)	(60,506)
Accumulated other comprehensive loss	(82)	(147)

Stockholders' equity	48,963	42,325

Total liabilities and stockholders' equity	$53,680	$47,083

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except share data)

	Years Ended December 31,
	2001	2002	2003
Revenues	$20,388	$13,113	$11,470
Cost of revenues	27,250	16,185	9,720

Gross profit (loss)	(6,862)	(3,072)	1,750

Operating expenses:
Research and development	10,371	7,299	5,562
Sales and marketing	3,392	2,870	1,997
General and administrative	5,582	4,494	3,410
Excess facility charges	--	1,840	--

Total operating expenses	19,345	16,503	10,969

Loss from operations	(26,207)	(19,575)	(9,219)
Interest and other income, net	2,297	1,130	700

Loss before income taxes	(23,910)	(18,445)	(8,519)
Income tax provision (benefit)	223	(167)	--

Net loss	(24,133)	(18,278)	(8,519)

Net loss per share:
Basic and diluted	$(0.73)	$(0.53)	$(0.24)

Shares used in computing net loss per share:
Basic and diluted	33,287	34,679	35,612

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$1,635	$(376)	$64
Research and development	3,191	681	484
Sales and marketing	671	(64)	107
General and administrative	1,560	829	250

Total	$7,057	$1,070	$904

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

For the following years ended December 31	2001	2002	2003
Cash flows from operating activities:
Net loss	$(24,133)	$(18,278)	$(8,519)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	2,109	1,696	1,126
Amortization of stock based compensation	7,057	1,070	904
Impairment in property and equipment	5,200	972	--
Provision for accounts receivable	--	--	96
Provision for inventory	6,543	4,486	192
Excess facility charge	--	1,840	--
Interest income receivable	--	(66)	(24)
Changes in assets and liabilities:
Accounts receivable	2,648	1,519	(982)
Inventories	(7,213)	90	(785)
Prepaid expenses and other assets	(709)	360	1
Accounts payable	(1,818)	(740)	842
Income tax payable	(248)	(13)	--
Accrued expenses	(552)	263	(193)
Other long-term liabilities	10	134	(529)
Minority interest	(9)	--	--

Net cash used in operating activities	(11,115)	(6,667)	(7,871)

Cash flows from investing activities:
Purchase of short-term investments	(70,938)	(53,194)	(42,238)
Proceeds from sales and maturities of short-term investments	62,106	55,045	42,539
Purchase of property and equipment	(6,100)	(806)	(272)

Net cash used in investing activities	(14,932)	1,045	29

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	342	177	283
Proceeds from the exercise of common stock options	123	30	90
Proceeds from repayment of notes receivable	2	226	693

Net cash provided by financing activities	467	433	1,066

Effect of exchange rate changes on cash and cash equivalents	(21)	1	--

Net increase (decrease) in cash and cash equivalents	(25,601)	(5,188)	(6,776)
Cash and cash equivalents at beginning of year	42,548	16,947	11,759

Cash and cash equivalents at end of year	$16,947	$11,759	$4,983

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder’s Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Receivables From Stockholders	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income/(Loss)
Balance at December 31, 2000	34,644	$35	$114,984	$(2,006)	$(20,813)	$(9,576)	$(181)	$82,443
Issuance of Common Stock
upon exercise of options	782	--	123	--	--	--	--	123
Issuance of Common Stock upon
purchase of ESPP	182	--	342	--	--	--	--	342
Interest of notes receivable	--	--	--	(129)	--	--	--	(129)
Repayment of notes receivable	--	--	--	2	--	--	--	2
Stock repurchased	(199)	--	(199)	199	--	--	--	--
Deferred stock-based compensation	--	--	(6,495)	--	6,495	--	--	--
Amortization of deferred stock-based
compensation	--	--	--	--	7,057	--	--	7,057
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(24,133)	--	(24,133)	$(24,133)
Unrealized loss on short-term
investments	--	--	--	--	--	--	157	157	157
Currency translation adjustments	--	--	--	--	--	--	(97)	(97)	(97)
Comprehensive Loss									$(24,073)

Balance at December 31, 2001	34,644	$35	$108,755	$(1,934)	$(7,261)	$(33,709)	$(121)	$65,765
Issuance of Common Stock
upon exercise of options	80	--	30	--	--	--	--	30
Issuance of Common Stock upon
purchase of ESPP	254	--	177	--	--	--	--	177
Interest of notes receivable	--	--	--	(66)	--	--	--	(66)
Repayment of notes receivable	--	--	--	226	--	--	--	226
Stock repurchased	(163)	--	(138)	138	--	--	--	--
Deferred stock-based compensation	--	--	(1,028)	--	1,028	--	--	--
Amortization of deferred stock-based
compensation	--	--	(2,743)	--	3,813	--	--	1,070
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(18,278)	--	(18,278)	$(18,278)
Unrealized loss on short-term
investments	--	--	--	--	--	--	(51)	(51)	(51)
Currency translation adjustments	--	--	--	--	--	--	90	90	90

Comprehensive Loss									$(18,239)

Balance at December 31, 2002	35,580	$35	$105,053	$(1,636)	$(2,420)	$(51,987)	$(82)	$48,963
Issuance of Common Stock
upon exercise of options	218	--	90	--	--	--	--	90
Issuance of Common Stock upon
purchase of ESPP	706	1	282	--	--	--	--	283
Interest of notes receivable	--	--	--	(24)	--	--	--	(24)
Repayment of notes receivable	--	--	--	693	--	--	--	693
Deferred stock-based compensation	--	--	--	--	109	--	--	109
Amortization of deferred stock-based
compensation	--	--	(550)	--	1,345	--	--	795
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(8,519)	--	(8,519)	$(8,519)
Unrealized loss on short-term
investments	--	--	--	--	--	--	(48)	(48)	(48)
Currency translation adjustments	--	--	--	--	--	--	(17)	(17)	(17)
Comprehensive Loss									$(8,584)

Balance at December 31, 2003	36,504	$36	$104,875	$(937)	$(966)	$(60,506)	$(147)	$42,325

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

        Alliance Fiber Optic Products, Inc. (the “Company”) was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company’s headquarters are located in Sunnyvale, California, and it has operations in Taiwan and China.

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

Cash, cash equivalents and marketable securities

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but less than one year. As of December 31, 2002 and 2003, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.

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

Revenue recognition

        The Company recognizes revenue upon shipment of its products to its customers, provided that the Company has received a purchase order, the price is fixed, title has passed and collection of the resulting receivable is probable. Subsequent to the sale of its products, the Company has no obligation to provide any modification or customization upgrades, enhancements or postcontract customer support.

        Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Such adjustments could be material which are recorded against revenue in the period.

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

Pro Forma Disclosure Under SFAS No. 123

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its stock based awards under the fair value method. The fair value of these stock based awards was estimated using the Black-Scholes model. The Company calculated the fair value of each stock based award on the date of grant using the Black-Scholes model, as prescribed by SFAS No. 123, using the following assumptions:

	Options			ESPP
	Interest Rate	Term	Volatility	Interest Rate	Term	Volatility
2003	1.91 - 2.77%	3 - 4	100.00%	0.96 - 1.01%	0.5	100.00%
2002	2.40 - 3.73%	3 - 4	100.00%	1.23 - 1.34%	0.5	100.00%
2001	3.91 - 4.86%	3 - 4	140.00%	1.82 - 3.97%	0.5	140.00%

        The weighted average fair value on the grant date of options in the years ended December 31, 2001, 2002 and 2003 was $0.82, $0.39, and $0.65 respectively. The weighted average fair value of the employee stock purchase rights granted under the 2000 ESPP plan during 2001 and 2002 was $2.06 and $0.28, respectively. No employee stock purchase rights were granted in 2000.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2001	2002	2003
Net loss, as reported:	$(24,133)	$(18,278)	$(8,519)
Add: Stock-based employee compensation expense included
in reported net income	7,012	904	903
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(8,787)	(1,915)	(1,690)

Pro forma net loss:	$(25,908)	$(19,289)	$(9,306)

Net loss per share basic and diluted:
As reported	$(0.73)	$(0.53)	$(0.24)
Pro forma	$(0.78)	$(0.56)	$(0.26)

Net loss per share

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive.

Comprehensive income (loss)

        Comprehensive income (loss) is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) is disclosed in the consolidated statements of stockholders’ equity.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

2.     Balance Sheet Components (in thousands)

	December 31,
	2002	2003
Cash and cash equivalents:
Cash	$1,475	$939
Municipal bonds	9,908	2,724
Money Market instruments and funds	376	1,320

	$11,759	$4,983

Accounts receivable, net:
Accounts receivable	$1,820	$2,614
Less: Allowance for doubtful accounts and sales returns	(687)	(606)

	$1,133	$2,008

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$674	$687
Addition	291	96
Utilized	(278)	(177)

Balance at end of year	$687	$606

Inventories:
Finished goods	$942	$536
Work-in-process	705	1,383
Raw materials	1,283	1,489

	$2,930	$3,408

Property and equipment, net:
Machinery and equipment	$6,371	$6,616
Furniture and fixtures	409	459
Leasehold improvements	804	816
Building and equipment prepayments	879	844

	$8,463	$8,735
Less: Accumulated depreciation	(3,150)	(4,276)

	$5,313	$4,459

Accrued expenses:
Accrued compensation costs	1,052	746
Accrued professional fees	184	468
Other accruals	920	1,033

	$2,156	$2,247

Accumulated other comprehensive loss:
Cumulative translation adjustments	$(111)	$(126)
Unrealized gain (loss) on short-term investments	29	(21)

	$(82)	$(147)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

3. Short-term Investments

	December 31, 2003
	Purchase Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate Debt Obligations	$19,421	$1	$(20)	$19,402
Municipal Bonds	2,190	--	(2)	2,188
Government Agencies	9,325	--	--	9,325

	$30,936	$1	$(22)	$30,915

	December 31, 2002
	Purchase Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Corporate Debt Obligations	$14,112	$22	$(7)	$14,127
Municipal Bonds	6,400	--	--	6,400
Government Agencies	10,675	14	--	10,689

	$31,187	$36	$(7)	$31,216

        Approximately $0.6 million of the short term investments above are pledged as collateral for a stand-by letter of credit issued by a commercial bank.

4. Impairment of Property and Equipment

        Certain of the Company’s equipment and machinery located in Taiwan for the production of its fused fiber products were determined to be non-functional or damaged. Accordingly, the Company wrote off $1.0 million in the year ended December 31, 2002 for this equipment and machinery.

        As a result of the business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of non-cancelable lease payments and $0.2 million of fixed assets written-off. Cash payments in 2003 amounted to $1.0 million and $0.6 million remains on the consolidated balance sheet in accrued facility charges at December 31, 2003 which is expected to be fully paid in 2004.

5. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2001	2002	2003
Loss subject to domestic income taxes only	$(21,561)	$(16,014)	$(7,735)
Income (loss) subject to foreign income taxes only	(2,349)	(2,431)	(654)

	$(23,910)	$(18,445)	$(8,389)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

The income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,
	2001	2002	2003
Current
Federal	$--	$(175)	$--
State	--	2	--
Foreign	233	6	--

	233	(167)	--
Deferred	--	--	--

Total provision (benefit)	$233	$(167)	$--

The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate

	Years Ended December 31,
	2001	2002	2003
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax	(5.8)	(5.8)	(5.5)
Foreign taxes	0.3	--	--
Stock compensation	11.6	2.4	4.7
Research and development credits	(0.8)	(2.0)	(4.5)
Valuation allowance	25.0	39.5	39.3
Other	4.7	(1.0)	--

Effective tax rate	1.0%	(0.9)%	--%

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Deferred tax assets consisted of the following (in thousands):

	Years Ended December 31,
	2001	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$3,169	$8,940	$11,997
Credit carryforwards	1,161	1,466	1,849
Depreciation	(672)	1,486	790
Accruals and allowances	2,467	1,846	1,267

	6,125	13,738	15,903
Less: valuation allowances	(6,125)	(13,738)	(15,903)

Net deferred tax assets	$--	$--	$--

	Years Ended December 31,
	2001	2002	2003
Valuation allowances on deferred tax assets:
Balance at beginning of year	$416	$6,125	$13,738
Addition	5,709	7,613	2,165
Utilized	--	--	--

Balance at end of year	$6,125	$13,738	$15,903

        Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets.

        As of December 31, 2003, the Company had net operating losses carryforward of approximately $32.8 million for federal and $14.9 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2011 for state purposes.

        As of December 31, 2003, the Company had research credit carryforwards of approximately $1.0 million and $0.8 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2021. The California tax credit can be carried forward indefinitely.

        Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

6. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2002	2003
Numerator:
Net loss attributable to common stockholders	$(24,133)	$(18,278)	$(8,519)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	35,032	35,479	35,849
Less: Weighted average of shares subject to repurchase right	(1,745)	(800)	(237)

Basic and diluted	33,287	34,679	35,612

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.73)	$(0.53)	$(0.24)

        The following outstanding options were excluded from the computation of diluted net loss per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2001	2002	2003
Options to purchase common stock and shares
subject to repurchase	5,398	3,760	3,835

	5,398	3,760	3,835

7. Stock-based Compensation Plans

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

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

The following table summarizes option activity under the Plans:

		Options Outstanding		Weighted Average
	Available for Grant	Number of Shares	Exercise Price	Exercise Price
Balance at December 31, 2000	2,718,867	3,547,183	$0.05 - $5.75	$1.70

Addition of the 2000 Plan	1,459,333	--
Granted	(1,922,300)	1,922,300	$0.72 - $6.38	$1.47
Canceled	104,150	(1,034,109)	$0.20 - $6.38	$2.16
Exercised	--	(782,425)	$0.05 - $2.00	$0.16
Balance at December 31, 2001	2,360,050	3,652,949	$0.05 - $6.38	$1.79

Addition of the 2000 Plan	--	--
Granted	(632,900)	632,900	$0.40 - $0.70	$0.56
Canceled	733,350	(1,245,791)	$0.20 - $6.38	$2.12
Exercised	--	(80,200)	$0.20 - $1.00	$0.37
Balance at December 31, 2002	2,460,500	2,959,858	$0.20 - $6.38	$1.42

Addition of the 2000 Plan	1,700,000	--
Granted	(1,356,300)	1,356,300	$0.45 - $1.81	$1.25
Canceled	290,850	(499,567)	$0.20 - $6.38	$2.45
Exercised	--	(218,300)	$0.20 - $2.00	$0.41
Balance at December 31, 2003	3,095,050	3,598,291	$0.20 - $6.38	$1.27

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Information relating to stock options outstanding at December 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	75,000	2.75	$0.05	75,000	$0.05
$0.20	175,500	5.57	$0.20	175,485	$0.20
$0.42– $0.63	725,550	8.81	$0.51	186,010	$0.49
$0.70– $1.00	1,227,375	8.03	$0.84	627,912	$0.85
$1.56– $2.50	1,142,900	9.21	$1.68	190,063	$2.08
$4.00– $5.75	217,466	6.82	$4.62	184,003	$4.60
$6.38	34,500	6.96	$6.38	30,252	$6.38
	3,598,291	8.25	$1.27	1,468,725	$1.43

Receivables from Stockholders

        On various dates during the year ended December 31, 2000, 2,935,000 options were exercised prior to being vested by certain officers of the Company for a total of $1.95 million in notes payable to the Company. These exercised shares are subject to rights of repurchase by the Company until such shares are vested. The notes are full recourse, have a four-year term, and bear interest ranging from 6.5% to 7.0% per annum. The number of shares of common stock subject to repurchase was 570,833 and 170,833 as of December 31, 2002 and 2003, respectively.

Employee Stock Purchase Plan

        In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Plan”). The Company reserved 1,500,000 shares of common stock for issuance under the Plan. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 253,647 and 705,185 shares were purchased under the Plan in 2002 and 2003, respectively.

Stock-based Compensation under APB Opinion No. 25

        During the years ended December 31, 2001, 2002 and 2003, the Company recorded stock base compensation expense of $7.0 million, $1.1 million and $0.9 million respectively. This compensation expense represents the difference between the exercise price of common stock options and the deemed fair value for financial statement reporting purposes of the Company’s common stock on the option grant date. Deferred compensation is being amortized using the graded vesting method, in accordance with FIN No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

SFAS No. 123 Compensation to Consultants

        In the years ended December 31, 2001, 2002 and 2003, the Company granted options to purchase common stock of 29,000, 10,000, and 0 shares, respectively, to consultants and an advisor. The weighted average exercise prices were approximately $3.83 and $0.40 for the years ended December 31, 2001 and 2002 respectively. These options vest over periods of one to four years. The Company is required to record the change in the fair value of these options at each reporting date prior to vesting and then finally at the vesting date of the option. Deferred stock-based compensation in accordance with SFAS No. 123 and EITF Issue No. 96-18 related to these options totaled $0.8 million and $0.0 million at December 31, 2001 and 2002 respectively. Amortization of the deferred stock-based compensation balance amounted to $0.0 million and $0.2 million for the years ended December 31, 2001 and 2002, respectively.

8. Concentrations of Certain Risks

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

        At December 31, 2002, one customer accounted for 10% of the Company’s accounts receivable. At December 31, 2003, two customers accounted for 14% and 13% of the Company’s accounts receivable, respectively.

        For the years ended December 31, 2001 and 2002, no individual customer accounted for 10% or more of the Company’s revenues. For the year ended December 31, 2003, one individual customer accounted for 10% or more of the Company’s revenues.

        Certain components used in manufacturing the Company’s products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

9. Commitments and Contingencies

        From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

        The Company leases certain office space under long-term operating leases expiring at various dates through 2007. Total lease expenses under these operating leases were approximately $2.1 million, $1.8 million, and $1.2 million for the years ended December 31, 2001, 2002 and 2003, respectively.

        Total future minimum lease payments under operating leases as of December 31, 2003, which exclude one building in Sunnyvale no longer used by the Company, for the years ending December 31, are summarized below (in thousands):

Years ending December 31,
2004	$ 740
2005	66
2006	55
2007	32
2008	-

Total	$ 893

        The Company had no other significant commitments as of December 31, 2003.

10. Subsequent Events

        In January 2004, we completed the purchase of Taiwan-based Ritek Corporation’s photonic business. Under the terms of the agreement, AFOP acquired substantially all of the assets of Ritek’s photonics business in exchange for 1.7 million shares of AFOP common stock for total consideration of $4.1 million. Additionally AFOP received $1.5 million in cash from Ritek. Ritek’s photonics business is located in Hsin Chu Industrial Park, Taiwan, and we may continue to operate the business at this facility rent-free for two years after the closing.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

    (b)        Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 8A(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders to be held on May 14, 2004 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

        Item 405 of Regulation S-B calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are James C. Yeh (Chairperson), Richard Black and Ray Sun, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. The Board of Directors has determined that each of James Yeh, Richard Black and Ray Sun is an “audit committee financial expert” as defined SEC regulations.

        The Company’s Board of Directors adopted a Code of Ethics for all of its directors and officers on March 22, 2004. The Company’s Code of Ethics is available on the Company’s website at http://www.afop.com. To date, there have been no waivers under the company’s Code of Ethics. The Company will post any waivers, if and when granted, under its Code of Ethics on the Company’s website at http://www.afop.com.

Item 10. Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Director Compensation,” “Executive Compensation,” and “Election of Directors — Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

        Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	3,598,291	(1)	$1.27	3,095,050	(2)
Equity compensation plans not
approved by security holders	-		-	-

Total	3,598,291		$1.27	3,810,227	(3)

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

(3)     Includes 715,177 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on the first day of the Company’s fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 12. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

        All financial statement schedules have been omitted because they are not applicable or not required or because the information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

      (a) Exhibits

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to the Company's Form 10-K for the year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.2#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.3	Lease Agreement dated April 6, 1999 by and between North Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.4	Lease dated June 26, 2000 by and between Renault & Handley Employees Investment Co. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.5#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.6#	Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.7#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.8#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated June 15, 2000 between R. David Dicioccio and the Company (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

Exhibit Number	Description of Document
10.9#	Form of Full Recourse Promissory Note (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.11#	Agreement and Release of Claim by and between the Company and John M. Harland dated August 23, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the Quarter ended September 30, 2001).
10.12#	Full Recourse Promissory Note dated May 1, 2002 between the Company and Wei-Shin Tsay (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB).
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 53 of this Form 10-KSB)
31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

_________________
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-KSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K

        On October 22, 2003, AFOP filed a current report on Form 8-K furnishing under Item 12 the Company's press release relating to its financial results for the quarter ended September 30, 2003

        On November 3, 2003, AFOP filed a current report on Form 8-K reporting under Item 5 that it had entered into an agreement to acquire the photonics business of Ritek Corporation.

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the information under the caption “Ratification of Independent Auditors – Principal Accountant Fees and Services” and “–Pre-Approval Policies and Procedures” contained in the Proxy Statement.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: March 16, 2004
By /s/ Peter C. Chang
Peter C. Chang
President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter C. Chang and Anita K. Ho, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer	March 16, 2004
Peter C. Chang	(Principal Executive Officer) and
Chairman
/s/ Anita K. Ho	Acting Chief Financial Officer	March 16, 2004
Anita K. Ho	(Principal Financial and Accounting
Officer)
/s/ Richard Black	Director	March 16, 2004
Richard Black

/s/ Gwong-Yih Lee	Director	March 16, 2004
Gwong-Yih Lee

/s/ Ray Sun	Director	March 16, 2004
Ray Sun

/s/ James C. Yeh	Director	March 16, 2004
James C. Yeh

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to the Company's Form 10-K for the year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.2#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.3	Lease Agreement dated April 6, 1999 by and between North Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.4	Lease dated June 26, 2000 by and between Renault & Handley Employees Investment Co. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.5#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.6#	Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.7#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.8#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated June 15, 2000 between R. David Dicioccio and the Company (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

Exhibit Number	Description of Document
10.9#	Form of Full Recourse Promissory Note (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.11#	Agreement and Release of Claim by and between the Company and John M. Harland dated August 23, 2001 (incorporated by reference to Exhibit 10.11 to the Company's Form 10-Q for the Quarter ended September 30, 2001).
10.12#	Full Recourse Promissory Note dated May 1, 2002 between the Company and Wei-Shin Tsay (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB).
23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1	Power of Attorney (see page 53 of this Form 10-KSB)
31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

_________________
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-KSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan or arrangement.