Form 10QSB
period 2004-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2004-05-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(408) 736-6900

(Issuer's telephone number)

On May 4, 2004, 38,686,202 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED MARCH 31, 2004

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	Mar. 31,	Dec. 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$13,060	$4,983
Short-term investments	22,051	30,915
Accounts receivable, net	1,560	2,008
Inventories	4,088	3,408
Prepaid expense and other current assets	1,112	948

Total current assets	41,871	42,262
Property and equipment, net	6,286	4,459
Other assets	418	362

Total assets	$48,575	$47,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,631	$1,501
Income tax payable	140	140
Accrued expenses	2,142	2,247
Accrued excess facility charge-short term	348	576

Total current liabilities	4,261	4,464

Other long-term liabilities	304	294

Total liabilities	4,565	4,758

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
36,504,356 and 38,280,073 shares issued and outstanding at
December 31, 2003 and March 31, 2004, respectively	38	37
Additional paid-in-capital	108,936	104,875
Receivables from stockholders	(664)	(967)
Deferred stock-based compensation	(837)	(966)
Accumulated deficit	(63,314)	(60,507)
Accumulated other comprehensive loss	(149)	(147)

Stockholders' equity	44,010	42,325

Total liabilities and stockholders' equity	$48,575	$47,083

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended Mar. 31,
	2004	2003
Revenues	$2,989	$2,376
Cost of revenues	3,114	2,292

Gross profit (loss)	(125)	84

Operating expenses:
Research and development	1,531	1,396
Sales and marketing	490	571
General and administrative	901	949

Total operating expenses	2,922	2,916

Loss from operations	(3,047)	(2,832)
Interest and other income, net	241	167

Loss before income taxes	(2,806)	(2,665)
Income tax provision	--	--

Net loss	$(2,806)	$(2,665)

Net loss per share:
Basic and diluted	$(0.07)	$(0.08)

Shares used in computing net loss per share:
Basic and diluted	37,801	35,045

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Three Months Ended Mar. 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,806)	$(2,665)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	501	349
Amortization of stock-based compensation	129	394
Provision for inventory	243	33
Changes in assets and liabilities, net of amounts
acquired:
Accounts receivable	448	13
Inventories	(652)	57
Prepaid expenses and other assets	20	11
Accounts payable	130	147
Accrued expenses	(378)	(393)
Other assets	--	(9)
Other long-term liabilities	9	(230)

Net cash used in operating activities	(2,356)	(2,293)

Cash flows from investing activities:
Proceeds from sale or (purchase of) short-term investments	8,862	(4,037)
Cash acquired from acquisition	1,500	--
Purchase of property and equipment	(281)	(136)

Net cash provided by or used in investing
activities	10,081	(4,173)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	48	5
Proceeds from the repayment of notes receivable	304	340

Net cash provided by financing activities	352	345

Net increase or (decrease) in cash and cash equivalents	8,077	(6,121)
Cash and cash equivalents at beginning of period	4,983	11,759

Cash and cash equivalents at end of period	$13,060	$5,638

Supplemental non cash flow information:
Issuance of common stock in connection with asset
acquisition	$4,015	$--
Fair value of assets acquired	$(2,559)	$--
Liability assumed	$44	$--

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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

2. Basis of presentation

        The condensed consolidated financial information as of March 31, 2004 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any future periods.

3. Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The effective dates of certain elements of FIN 46 have been deferred. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

        In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

4. Stock-based Compensation

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

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Quarters Ended March 31,
	2004	2003
Net loss, as reported:	$(2,806)	$(2,665)
Add: Stock-based employee compensation expense included
in reported net income	129	394
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(352)	(473)

Pro forma net loss:	$(3,029)	$(2,744)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.07)	$(0.08)

Pro forma	$(0.08)	$(0.08)

Shares used in EPS calculation (basic and diluted)	37,801	35,045

5. Inventories (in thousands)

	Mar. 31, 2004	Dec. 31, 2003
Inventories
Finished goods	$545	$536
Work-in-process	1,488	1,383
Raw materials	2,055	1,489

	$4,088	$3,408

6. Impairment of Property and Equipment

        In the third quarter of 2002, as a result of a general business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three leased buildings into two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of non-cancelable lease payments and $0.2 million of fixed asset write-off. Cash payments in the quarter ended March 31, 2004 amounted to $0.2 million and $0.3 million remains on the condensed consolidated balance sheet in accrued facility charges at March 31, 2004.

7. Net Loss Per Share

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of shares of common stock subject to repurchase and common stock issuable upon the exercise of stock options. As the Company is in a net loss position, diluted net loss per share is the same as basic net loss per share for all periods presented.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended Mar. 31,
	2004	2003
Numerator:
Net loss	$(2,806)	$(2,665)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	37,951	35,584
Less: Weighted average of shares subject to repurchase	(150)	(539)

Basic and diluted	37,801	35,045

Net loss per share:
Basic and diluted	$(0.07)	$(0.08)

        All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended Mar. 31,
	2004	2003
Options to purchase common stock and
shares subject to repurchase	3,632	3,391

8. Comprehensive Loss

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended Mar. 31,
	2004	2003
Net loss	$(2,806)	$(2,665)
Cumulative translation adjustments	(18)	(2)
Unrealized gain (loss) on short-term investments	15	(2)

Total comprehensive loss	$(2,809)	$(2,669)

9. Contingencies

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

10. Acquisition of Assets

        In January 2004, we acquired substantially all of the assets of Taiwan-based Ritek Corporation’s photonic business unit. Through this transaction, we acquired certain assets that we believe will enable us to complement our existing family of products and assumed certain pension liabilities. In addition, AFOP received $1.5 million in cash from Ritek. The assets were acquired by means of a purchase for shares of AFOP common stock

        The total purchase price was approximately $4.0 million which consisted of the issuance of 1.7 million shares of AFOP common stock. The purchase price was allocated as follows (in thousands):

Cash	$1,500
Fixed assets	2,048
Inventory	272
Prepaid rent facilities	239
Pension liability assumed	(44)

Total	$4,015

        Prepaid lease facilities will be amortized over twenty-four months (length of the prepaid lease).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to critical accounting policies, sources of revenues, revenue levels, profitability, the fluctuation of our cost of revenues as a percentage of revenues, our net and operating losses, our net cash flow, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, increase or decrease of our expenses in absolute dollars or as a percentage of revenue, market conditions, the need for additional inventory reserves or provisions, gross margin as a percentage of revenue, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our success being tied to relationships with key customers, our deferred stock-based compensation, the adequacy of our capital resources, the impact of recent accounting pronouncements, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, our competitors, competition in our industry, our competitive advantage, consolidation in our industry, our need for additional financing and investments of our existing cash are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for our products, continued economic instability, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, loss of a key customer, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, the accuracy of estimates, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, being delisted from the Nasdaq SmallCap Market, integration of acquired businesses, financial stability in foreign markets and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-KSB, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2003.

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

        For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-KSB, for the year ended December 31, 2003.

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

        From our inception through March 31, 2004, we derived substantially all of our revenues from our OPMS product line. Our DWDM-related products contributed revenues of $0.4 million and $0.7 million for the quarters ended March 31, 2003 and March 31, 2004, respectively. In the quarters ended March 31, 2003 and March 31, 2004, our top 10 customers comprised 48.1% and 52.7% of our revenues, respectively. For the quarters ended March 31, 2003 and March 31, 2004, no customer accounted for 10% or more of revenues.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance of $0.8 million as of March 31, 2004 will be fully amortized on an accelerated basis by December 1, 2004.

        In January 2004, we completed the purchase of the assets of Taiwan-based Ritek Corporation’s photonic business unit in exchange for 1.7 million shares of AFOP common stock. The total purchase price was $4.0 million, including $1.5 million in cash from Ritek. The unit is located in Hsin Chu Industrial Park, Taiwan.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Mar. 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues:	104.2	96.5

Gross profit (loss)	(4.2)	3.5
Operating expenses:
Research and development:	51.2	58.8
Sales and marketing:	16.4	24.0
General and administrative:	30.1	39.9

Total operating expenses	97.7	122.7
Loss from operations	(101.9)	(119.2)
Interest and other income, net	8.1	7.0

Loss before income taxes	(93.8)	(112.2)
Income tax provision	--	--

Net loss	(93.8%)	(112.2%)

        Revenues. Revenues were $2.4 million and $3.0 million for the three months ended March 31, 2003 and 2004, respectively. Revenues increased 25.8% from the quarter ended March 31, 2003 to the same period in 2004 primarily due to increased volume shipments of our products as a result of improving market conditions which were somewhat offset by decreasing average selling prices. Revenues from our DWDM-related products were $0.4 million and $0.7 million for the three months ended March 31, 2003 and 2004, respectively.

        Cost of Revenues. Cost of revenues was $2.3 million and $3.1 million for the three months ended March 31, 2003 and 2004, respectively. Cost of revenues as a percentage of net revenues increased from 96.5% for the three months ended March 31, 2003 to 104.2% for the three months ended March 31, 2004. Cost of revenues for the period ended March 31, 2004 was impacted by inventory charges to reflect lower of cost or market write downs due to lower average sales prices and provision for excess and obsolete materials resulting from a reduction in demand for one DWDM product line which resulted in a charge of $0.2 million.

        Gross Profit (Loss). Gross profit (loss) changed from a gross profit of $0.1 million, or 3.5% of revenues, for the three months ended March 31, 2003 to a gross loss of $0.1 million, or negative 4.2% of revenues, for the same period in 2004. The reasons for the gross loss were due to lower average selling prices for our products, especially for one DWDM product line, and additional inventory charges.

        We expect our gross profit as a percentage of revenues to continue to be negatively impacted in the near term due to decreasing average selling prices. We had approximately $1.9 million in DWDM-related net inventory and $2.2 million in OPMS-related net inventory on hand at March 31, 2004. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory provisions in future periods if demand for our products decrease below our forecasted levels.

        Research and Development Expenses. Research and development expenses increased from $1.4 million for the three months ended March 31, 2003 to $1.5 million for the same period in 2004. The increase was primarily due to the increased spending related to Ritek Corporation’s photonic business unit which we acquired in January 2004. As a percentage of revenues, research and development expenses decreased from 58.8% in the three months ended March 31, 2003 to 51.2% for the same period in 2004. We expect research and development expenses on our product development efforts to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

        Sales and Marketing Expenses. Sales and marketing expenses decreased from $0.6 million, or 24.0% of revenues, for the three months ended March 31, 2003 to $0.5 million, or 16.4% of revenues, for the same period in 2004. The decrease was primarily due to tighter controls over discretionary expenses. We expect sales and marketing expenses to remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

        General and Administrative Expenses. General and administrative expenses remained flat at $0.9 million for the three months ended March 31, 2003 and 2004, respectively. As a percentage of revenues, general and administrative expenses decreased from 39.9% in the three months ended March 31, 2003 to 30.1% for the same period in 2004. We expect to maintain general and administrative expenses at the same level as the first three months of 2004 with the exception of professional and legal services which may increase due to higher fees and costs associated with compliance with the Sarbanes-Oxley Act and Nasdaq corporate governance requirements.

        Stock-Based Compensation. Total stock based compensation decreased from $0.4 million for the three months ended March 31, 2003 to $0.1 million for the same period in 2004. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants.

        Interest and Other Income, Net. Interest and other income, net, was $0.2 million for the three months ended March 31, 2003 and 2004, respectively.

        Income Taxes. We had no income tax provision for the three months ended March 31, 2003 or 2004.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At March 31, 2004, we had cash and cash equivalents of $13.1 million and short-term investments of $22.0 million.

        Net cash used in operating activities was $2.4 million for the three months ended March 31, 2004 and was primarily due to our net loss of $2.8 million.

        Cash generated in investing activities was $10.1 million for the three months ended March 31, 2004 and cash used in investing activities was $4.2 million for the three months ended March 31, 2003. In the three months ended March 31, 2004, $8.9 million was generated from the maturity of high-grade, short-term investments, $1.5 million was generated from the asset acquisition from Ritek, and $0.3 million was used to acquire property and equipment. In the three months ended March 31, 2003, $4.0 million was invested in high-grade, short-term investments, while $0.1 million was used to acquire property and equipment.

        Cash generated by financing activities was $0.4 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively, resulting from proceeds from exercise of options to purchase common stock and repayment of notes receivable. For the three months ended March 31, 2003 and 2004, proceeds from the repayment of notes receivable were at $0.3 million each.

        In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In September 2002, we consolidated our operations in California into two buildings and vacated the 10,600 square foot facility. As a result of the consolidation, we recorded an excess facility charge of $1.8 million in the year ended December 31, 2002. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. In April 2001, we entered into a lease in China but cancelled it, without penalty, in the third quarter of 2001. We had a lease for a facility near the Shenzhen area of China totaling approximately 12,000 square feet, which expired in December 2002. In August 2002, we entered into a new lease for 62,000 square foot facility near the same Shenzhen area which will expire in July 2007. In April 2004, we entered into a new lease for 34,800 square feet of space near our existing facility in Sunnyvale, California which we will occupy once our other existing leases in Sunnyvale expire.

        We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings or additional credit facilities. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The effective dates of certain elements of FIN 46 have been deferred. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

        In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred operating losses of approximately $2.7 million and $2.8 million in the first quarter of fiscal 2003 and 2004, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of March 31, 2004, we had an accumulated deficit of approximately $63.3 million.

        Although we continue to experience decreased demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect we will incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given our early stage of development, our increasing operating expenses, the rate at which competition in our industry intensifies, and the downturn in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

        Sales of our OPMS products accounted for over 78% of our revenues in the quarter ended March 31, 2004 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products have fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. In the quarter ended March 31, 2004, we wrote off $0.2 million of DWDM-related inventory. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of March 31, 2004, we had a total of 76 full-time employees in Sunnyvale, California, 227 full-time employees in Taiwan, and 150 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

o	improve existing and implement new operational, financial and management controls, reporting systems and procedures;

o	hire, train, motivate and manage additional qualified personnel, if we experience a significant increase in demand for our products

o	effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and

o	effectively manage relationships with our customers, suppliers, representatives and other third parties.

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $1.4 million and $1.5 million for the quarters ended March 31, 2003 and 2004, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Decreased spending by telecommunication companies over the past three years has resulted in decreased demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices of our products.

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

        The optical networking component industry has in the past experienced declining average selling prices as a result of increasing competition and greater unit volumes as communication service providers continue to deploy fiber optic networks. Average selling prices are currently decreasing and may continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines contributed to a decline in our gross margins in the quarter and impacted our results of operations.

We will not attract new orders for our fiber optic components unless we can deliver sufficient quantities of our products to optical communications equipment manufacturers.

        Communications service providers and optical systems manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver quantities of our products to satisfy a customer’s anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. In addition, we would be unable to fill large orders if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. However, if we build our manufacturing capacity and inventory in excess of demand, as we have done in the past, we may produce excess inventory that may have to be reserved or written off. In the quarter ended March 31, 2004, we wrote off $0.2 million of DWDM-related inventory.

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

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. As a result, we may become subject to certain sections of the California General Corporation Law that will affect our charter documents if our common stock is not returned to being listed on the Nasdaq National Market. For example, we will not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders will have dissenting stockholder rights under both California and Delaware law. Any of these changes will result in additional expense as we will have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

If we are unable to maintain our listing on the Nasdaq SmallCap Market, the price and liquidity of our common stock may decline.

        Beginning at the commencement of trading on November 8, 2002, our common stock was listed on the Nasdaq SmallCap Market. The transfer of our common stock to the Nasdaq SmallCap Market will result in decreased liquidity of our common stock and may further decrease the price per share of our common stock. There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. The minimum bid price for our common stock has been below $1.00 since May 3, 2004. If we fail to maintain continued listing on the Nasdaq SmallCap Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for our common stock.

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

        For the year ended December 31, 2003 and the three months ended March 31, 2004, sales to customers located outside of North America were 10.0% and 9.7% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        (c) On January 16, 2004, we issued 1.7 million shares of our common stock in connection with our purchase of the photonics business unit of Ritek Corporation. The total purchase price was $4.0 million, comprised of cash and other assets. The issuance of the common stock was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of such Act or Regulation D promulgated thereunder.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit
Number	Title
10.6#	Amended and Restated Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan
(incoporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company's Registration
Statement on Form S-1 (File No. 333-45482))

31.1	Rule 13a-14(a) certification of Chief Executive Officer.

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

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
# Indicates management control or compensatory plan or arrangement

        (b) Reports on Form 8-K.

        On April 29, 2004, we filed a current report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: May 10, 2004

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)