Form 10QSB
period 2004-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2004-08-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0554122

(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

275 Gibraltar Drive, Sunnyvale, California 94089

(Address of Principal Executive Offices)

(408) 736-6900

(Issuer's telephone number)

On August 9, 2004, 39,178,109 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2004

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	June 30, 2004	Dec. 31, 2003
Assets
Current assets:
Cash and cash equivalents	$11,480	$4,983
Short-term investments	21,239	30,915
Accounts receivable, net	1,723	2,008
Inventories	3,820	3,408
Prepaid expenses and other current assets	1,300	948

Total current assets	39,562	42,262
Property and equipment, net	6,012	4,459
Other assets	165	362

Total assets	$45,739	$47,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,447	$1,501
Income tax payable	--	140
Accrued expenses	1,966	2,247
Accrued excess facility charge-short term	127	576

Total current liabilities	3,540	4,464
Other long-term liabilities	323	294

Total liabilities	3,863	4,758

Commitments and contingencies (Note 10 and 11)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
36,504,356 and 39,162,609 shares issued and outstanding at
December 31, 2003 and June 30, 2004, respectively	39	36
Additional paid-in-capital	109,352	104,875
Receivables from stockholders	(664)	(967)
Deferred stock-based compensation	(782)	(966)
Accumulated deficit	(65,872)	(60,506)
Accumulated other comprehensive loss	(197)	(147)

Stockholders' equity	41,876	42,325

Total liabilities and stockholders' equity	$45,739	$47,083

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$3,252	$2,609	$6,241	$4,985
Cost of revenues	3,185	2,155	6,299	4,447

Gross profit (loss)	67	454	(58)	538

Operating expenses:
Research and development	1,472	1,399	3,003	2,795
Sales and marketing	525	522	1,015	1,093
General and administrative	770	880	1,671	1,829

Total operating expenses	2,767	2,801	5,689	5,717

Loss from operations	(2,700)	(2,347)	(5,747)	(5,179)
Interest and other income, net	143	207	384	374

Loss before income taxes	(2,557)	(2,140)	(5,363)	(4,805)
Income tax provision	--	--	--	--

Net loss	$(2,557)	$(2,140)	$(5,363)	$(4,805)

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.14)

Shares used in computing net loss per share:
Basic and diluted	38,702	35,069	38,251	35,057

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Six Months Ended June 30,	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,363)	$(4,805)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	792	671
Amortization of stock-based compensation	216	499
Impairment of property and equipment	37	--
Provision for inventory valuation	455	33
Changes in assets and liabilities, net of amounts
acquired:
Accounts receivable	285	(91)
Inventories	(596)	(85)
Prepaid expenses and other assets	85	214
Accounts payable	(54)	441
Income tax payable	(140)	--
Accrued expenses	(774)	(344)
Other long-term liabilities	33	(458)

Net cash used in operating activities	(5,024)	(3,925)

Cash flows from investing activities:
Proceeds from sale of short-term investments	9,621	6,289
Purchases of property and equipment	(335)	(249)
Cash acquired from acquisition	1,500	--

Net cash provided by investing activities	10,786	6,040

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	361	62
Proceeds from the exercise of common stock options	71	6
Proceeds from the repayment of notes receivable	303	514

Net cash provided by financing activities	735	582

Net increase in cash and cash equivalents	6,497	2,697
Cash and cash equivalents at beginning of period	4,983	11,759

Cash and cash equivalents at end of period	$11,480	$14,456

Supplemental cash flow information:
Issuance of common stock in connection with asset
acquisition	$(4,015)	$--
Fair value of assets acquired	$2,559	$--
Liability assumed	$(44)	$--

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

2. Basis of presentation

        The condensed consolidated financial information as of June 30, 2004 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

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

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported:	$(2,557)	$(2,140)	$(5,363)	$(4,805)
Add: Stock-based employee compensation expense included	87	107	216	499
in reported net income
Deduct: Total stock-based employee compensation expense	(298)	(38)	(650)	(510)

determined under fair value based method for all awards

Pro forma net loss:	$(2,768)	$(2,071)	$(5,797)	$(4,816)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.07)	$(0.06)	$(0.14)	$(0.14)
Pro forma	$(0.07)	$(0.06)	$(0.15)	$(0.14)

Shares used in EPS calculation (basic and diluted)	38,702	35,069	38,251	35,057

The weighted average fair value on the grant date of options in the years ended December 31, 2001, 2002 and 2003 was $0.82, $0.39, and $0.65 respectively. The weighted average fair value of the employee stock purchase rights granted under the 2000 ESPP plan during 2001 and 2002 was $2.06 and $0.28, respectively. No employee stock purchase rights were granted in 2000.

5. Inventories (in thousands)

	June 30, 2004	Dec. 31, 2003
Inventories
Finished goods	$1,959	$1,572
Work-in-process	1,549	1,551
Raw materials	3,140	2,731
Less: Reserve for excess and obsolete inventory	(2,828)	(2,446)

	$3,820	$3,408

6. Excess Facility Charges

        In the third quarter of 2002, as a result of the business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings into two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of future non-cancelable lease payments and $0.2 million of fixed asset write-off. Cash payments in the quarters ended March 31, 2004 and June 30, 2004 each amounted to $0.2 million and an additional $0.1 million remains on the consolidated balance sheet in accrued facility charges at June 30, 2004.

7. Accrued Expenses

	June 30, 2004	Dec. 31, 2003
Accrued expenses:
Accrued compensation costs	$962	$746
Accrued professional fees	275	468
Other accruals	729	1,033

	$1,966	$2,247

8. Net Loss Per Share

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net Loss	$(2,557)	$(2,140)	$(5,363)	$(4,805)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	38,852	35,609	38,401	35,597
Less: Weighted average of shares subject to repurchase	(150)	(540)	(150)	(540)

Basic and diluted	38,702	35,069	38,251	35,057

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)	$(0.14)	$(0.14)

        All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock and
shares subject to repurchase	3,408	3,377	3,408	3,377

9. Comprehensive Loss

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(2,557)	$(2,140)	$(5,363)	$(4,805)
Cumulative translation adjustments	23	(3)	5	(4)
Unrealized gain (loss) on short-term investments	(71)	(45)	(55)	(48)

Total comprehensive loss	$(2,605)	$(2,188)	$(5,413)	$(4,857)

10. Commitments

Operating Leases

        In July 2004, the Company moved into a larger corporate headquarters also in Sunnyvale, California. The lease has a six-year term commencing on July 22, 2004, and the facility is 34,800 square feet. The remaining costs for the leasehold improvements of the previous facilities have been accelerated and were fully amortized by June 30, 2004.

        The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Period Ending	Amount Due
Six months ending December 31, 2004	$ 237
Years ending December 31,
2005	430
2006	450
2007	429
2008 and there after	1,069

Total	$2,615

        Portions of the Company’s payments for facility leases are denominated in foreign currencies and were translated in the table above based upon their respective U.S. dollar exchange rates at June 30, 2004. These future payments are subject to foreign currency exchange rate risk.

11. Contingencies

        From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

12. Acquisition of Assets

        In January 2004, we acquired substantially all of the assets of Taiwan-based Ritek Corporation’s photonic business unit. Through this transaction, we acquired certain assets and assumed certain pension liabilities that we believe will enable us to complement our existing family of products. In addition, we received $1.5 million in cash from Ritek.

The total purchase price was approximately $4.0 million which consisted of the issuance of 1.7 million shares of AFOP common stock. The purchase price was allocated as follows (in thousands):

Cash	$1,500
Fixed Assets	2,048
Inventory	272
Prepaid facilities rent	239
Pension liability assumed	(44)

Total	$4,015

        Prepaid facilities rent will be amortized over twenty-four months (length of the prepaid lease).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to critical accounting policies, sources of revenues, revenue levels, profitability, the fluctuation of our cost of revenues as a percentage of revenues, our net and operating losses, our net cash flow, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, increase or decrease of our expenses in absolute dollars or as a percentage of revenue, market conditions, the need for additional inventory reserves or provisions, gross margin as a percentage of revenue, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our success being tied to relationships with key customers, our deferred stock-based compensation, the adequacy of our capital resources, the impact of recent accounting pronouncements, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, our competitors, competition in our industry, our competitive advantage, consolidation in our industry, our need for additional financing and investments of our existing cash are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for our products, continued economic instability, decreases in average selling prices, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, loss of a key customer, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, the accuracy of estimates, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, being delisted from the Nasdaq SmallCap Market, integration of acquired businesses, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-KSB, and its Consolidated Financial Statement and the Notes thereto, for the year ended December 31, 2003.

        The following discussion should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and Notes thereto set forth in item 1 of this report.

Critical Accounting Policies and Estimates

        Management’s discussion and analysis of our financial conditions and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        For additional information regarding critical accounting policies that we believe affect our more significant judgments and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

        From our inception through June 30, 2004, we derived substantially all of our revenues from our OPMS product line. Our DWDM-related products contributed revenues of $0.7 million and $1.4 million for the six months ended June 30, 2003 and June 30, 2004, respectively. For the six months ended June 30, 2003 and June 30, 2004, our top ten customers comprised 47.4% and 49.0% of our revenues, respectively. No customer accounted for 10% or more of revenues in the six months ended June 30, 2003 or June 30, 2004, respectively.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance of $0.8 million as of June 30, 2004 will be fully amortized on an accelerated basis by December 1, 2004.

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

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:	97.9	82.6	100.9	89.2

Gross profit (loss)	2.1	17.4	(0.9)	10.8

Operating expenses:
Research and development:	45.3	53.6	48.1	56.0
Sales and marketing:	16.1	20.0	16.3	21.9
General and administrative:	23.7	33.8	26.8	36.7

Total operating expenses	85.1	107.4	91.2	114.6
Loss from operations	(83.0)	(90.0)	(92.1)	(103.8)
Interest and other income, net	4.4	7.9	6.2	7.4

Loss before income taxes	(82.1)	(85.9)	(96.4)	(78.6)
Income tax provision	--	--	--	--

Net loss	(78.6% )	(82.1% )	(85.9% )	(96.4% )

    Revenues.        Revenues were $2.6 million and $3.3 million for the three months ended June 30, 2003 and 2004, respectively. Revenues increased 24.6% from the quarter ended June 30, 2003 to the same period in 2004 primarily due to increased volume shipments of our OPMS products as a result of improving market conditions. Revenues from our DWDM-related products were $0.3 million and $0.7 million for the three months ended June 30, 2003 and 2004, respectively. Revenues were $5.0 million and $6.2 million for the six months ended June 30, 2003 and 2004 respectively. Revenues from our DWDM-related products were $0.7 million and $1.4 million for the six months ended June 30, 2003 and 2004, respectively.

        Cost of Revenues. Cost of revenues was $2.2 million and $3.2 million for the three months ended June 30, 2003 and 2004, respectively. Cost of revenues as a percentage of net revenues increased from 82.6% for the three months ended June 30, 2003 to 97.9% for the three months ended June 30, 2004. Cost of revenues for the three month period ended June 30, 2004 was primarily impacted by inventory provisions for excess and obsolete inventory which resulted in a charge of $0.2 million for DWDM-related materials and $0.1 million for OPMS-related materials. Cost of revenues was $4.4 million and $6.3 million for the six months ended June 30, 2003 and 2004, respectively. Cost of revenues for the six months ended June 30, 2004 was primarily impacted by inventory provisions for excess and obsolete inventory resulting which resulted in a charge of $0.4 million for DWDM-related material and $0.1 million for OPMS-related material.

        Gross Profit (loss). We earned a gross profit of $0.5 million and $0.1 million for the three months ended June 30, 2003 and June 30, 2004, respectively. We earned a gross profit of $0.5 million, or 10.8% of revenues, for the six months ended June 30, 2003, and we incurred a gross loss of $0.1 million, or (1.0%) of revenues, for the same period in 2004. The decline for the three month and six month periods ended June 30, 2004 when compared to the same periods in 2003 was mainly due to higher excess and obsolete inventory provisions and lower average selling prices for DWDM-related products.

        Excluding the effect of excess and obsolete inventory provisions for the current quarter, we expect our gross profit as a percentage of revenues to return to past levels in the near term based upon our projection of higher utilization of our factory in China which we believe should positively impact our DWDM-related product costs. We had approximately $1.8 million in DWDM-related net inventory and $2.0 million in OPMS-related net inventory on hand at June 30, 2004. Although we take steps to manage future inventory levels, we may have to record additional inventory reserves in future periods if there is a decrease in demand.

        Research and Development Expenses. Research and development expenses increased from $1.4 million for the three months ended June 30, 2003 to $1.5 million for the same period in 2004 but decreased as a percentage of revenues from 53.6% for the three months ended June 30, 2003, to 45.3% for the three months ended June 30, 2004. Research and development expenses increased from $2.8 million for the six months ended June 30, 2003 to $3.0 million for the same period in 2004 but decreased as a percentage of revenues from 56.0% for the three months ended June 30, 2003, to 48.1% for the three months ended June 30, 2004. The decrease in percentage of revenues for both the three month and six month periods was primarily due to efforts to keep headcount levels and discretionary spending flat while revenues rose. We expect research and development expenses on our product development efforts to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

        Sales and Marketing Expenses. Sales and marketing expenses remained flat at $0.5 million for each of the three months ended June 30, 2003 and June 30, 2004 but decreased as a percentage of revenues from 20.0% for the three months ended June 30, 2003, to 16.1% for the three months ended June 30, 2004 due to increased revenues. Sales and marketing expenses decreased from $1.1 million, for the six months ended June 30, 2003 to $1.0 million for the six months ended June 30, 2004 primarily due to lower discretionary spending. As a percentage of revenues, sales and marketing expenses decreased from 21.9% in the six months ended June 30, 2003 to 16.3% for the same period in 2004. We expect sales and marketing expenses to remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

        General and Administrative Expenses. General and administrative expenses decreased from $0.9 million for the three months ended June 30, 2003 to $0.8 million for the same period in 2004. As a percentage of revenues, general and administrative expenses decreased from 33.8% in the three months ended June 30, 2003 to 23.7% for the same period in 2004. General and administrative expenses decreased from $1.8 million for the six months ended June 30, 2003 to $1.7 million for the same period in 2004. As a percentage of revenues, general and administrative expenses decreased from 36.7% in the six months ended June 30, 2003 to 26.8% for the same period in 2004. The decrease in expenses for both the three month and six month periods was primarily due to lower discretionary spending. We expect our quarterly general and administrative expenses to increase due to Sarbanes-Oxley compliance requirements throughout the remaining quarters of 2004.

        Stock-based compensation. Total stock-based compensation remained flat at $0.1 million for each of the three months ended June 30, 2003 and June 30, 2004. Stock-based compensation decreased from $0.5 million for the six months ended June 30, 2003 to $0.2 million for the six months ended June 30, 2004.

        Interest and Other Income, Net. Interest and other income, net, was $0.2 million and $0.1 million for the three months ended June 30, 2003 and 2004, respectively. Interest and other income, net, was $0.4 million for each of the six months ended June 30, 2003 and 2004, respectively. The decrease from 2003 to 2004 was due to a lower cash and short-term investment balances.

        Income Taxes. We had no income tax expense for the three months and six months ended June 30, 2003 and June 30, 2004, respectively. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to future realization.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through private sales of convertible preferred stock and bank debt. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. At June 30, 2004, we had cash and cash equivalents of $11.5 million and short-term investments of $21.2 million.

        Net cash used in operating activities was $5.0 million and $3.9 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, net cash used was primarily due to our net loss of $5.4 million. For the six months ended June 30, 2003, net cash used in operating activities was primarily due to losses of $4.8 million.

        Cash generated in investing activities was $10.8 million and $6.0 million for the six months ended June 30, 2004 and 2003, respectively. In the six months ended June 30, 2004, $9.6 million was generated from the maturity of high-grade, short-term investments, $1.5 million was generated from the asset acquisition from Ritek, and $0.3 million was used to acquire property and equipment. In the six months ended June 30, 2003, $6.3 million was invested in high-grade, short-term investments, while $0.2 million was used to acquire property and equipment.

        Cash generated by financing activities was $0.7 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our Employee Stock Purchase Plan. Cash generated also included net proceeds from the repayment of notes receivable of $0.3 million and $0.5 million for the six months ended June 30, 2004 and 2003, respectively.

        In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In September 2002, we consolidated our operations in California into two buildings and vacated the 10,600 square foot facility. As a result of the consolidation, we recorded an excess facility charge of $1.8 million in the year ended December 31, 2002. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. In April 2001, we entered into a lease in China but cancelled it, without penalty, in the third quarter of 2001. We had a lease for a facility near the Shenzhen area of China totaling approximately 12,000 square feet, which expired in December 2002. In August 2002, we entered into a new lease for 62,000 square foot facility near the same Shenzhen area which will expire in July 2007. In July 2004, we entered into a new lease in Sunnyvale for 34,800 square foot facility which will expire in July 2010. This facility replaces the two buildings we previously occupied in Sunnyvale.

        At June 30, 2004 we had contractual cash obligations as follows (in thousands):

	Payment Due by Periods
	Total	2004	2005	2006	2007	2008	After 2008
Operating Leases	$2,615	$ 237	$ 430	$ 450	$ 429	$409	$660

        Portions of the Company’s payments for facility leases are denominated in foreign currencies and were translated in the table above based upon their respective U.S. dollar exchange rates at June 30, 2004. These future payments are subject to foreign currency exchange rate risk.

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

        We incurred net losses of approximately $4.8 million and $5.4 million in the first six months of fiscal 2003 and 2004, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of June 30, 2004, we had an accumulated deficit of approximately $65.9 million.

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

        Sales of our OPMS products accounted for over 78% of our revenues in the three months ended June 30, 2004, 78% of our revenues for the six months ended June 30, 2004, and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products have fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. In the quarter ended June 30, 2004, we wrote off $0.2 million of DWDM-related inventory. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of June 30, 2004, we had a total of 72 full-time employees in Sunnyvale, California, 236 full-time employees in Taiwan, and 150 full-time employees in China. Matching the scale of our operations with the continuing demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $2.8 million and $3.0 million for the six months ended June 30, 2003 and 2004, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Decreased spending by telecommunication companies over the past few years has resulted in decreased demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices of our products.

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

        There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. Although we were unable to comply with this criteria for at least 10 consecutive trading days before June 17, 2004, Nasdaq granted us an additional 180 days, or until December 14, 2004, to comply with the minimum closing bid price requirement. If we are unable to comply with this criteria for 10 consecutive trading days before December 14, 2004, and if we are unable to continue to meet any of the Nasdaq SmallCap Market’s initial listing requirements during the 180 days grace period, we may be delisted from the Nasdaq SmallCap Market, which could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future. If we are able to continue to meet all of the Nasdaq SmallCap Market’s initial listing requirements as of December 14, 2004 with the exception of the minimum bid price, we may be granted an additional 180 calendar day compliance period.

        Many companies that face delisting as a result of closing bid prices that are below the Nasdaq SmallCap Market’s continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. We continue to consider the merits of implementing a reverse split and to evaluate other courses of action.

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

        For the year ended December 31, 2003 and the six months ended June 30, 2004, sales to customers located outside of North America were 10.0% and 13.3% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

PART II:

OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 14, 2004, we held our 2004 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

     (a)       Election of Class I directors:

	For	Withheld

Peter C. Chang	23,035,503 shares	776,813 shares

Richard Black	23,286,103 shares	526,213 shares

        Other directors whose term of office as a director continued after the annual meeting were Ray Sun, Gwong-Yih Lee and James C. Yeh.

     (b)       Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the current fiscal year:

For	Against	Abstain

23,551,690 shares	101,416 shares	159,210 shares

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit Number	Title

10.13	Lease signed April 5,2004 by and between Moffett Office Park Investors LLC and Alliance Fiber Optic Products, Inc.

31.1	Rule 13a-14(a) certification of Chief Executive Office

31.2	Rule 13a-14(a) certification of Chief Financial Officer

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2**	Statement of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

___________________

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

     (b)     Reports on Form 8-K.

        On April 29, 2004, we filed a Current Report on Form 8-K furnishing under Item 12 the Company’s press release relating to its financial results for the quarter ended March 31, 2004,

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Dated: August 12, 2004

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)