Form 10QSB
period 2004-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2004-11-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(408) 736-6900

(Issuer's telephone number)

On November 9, 2004, 38,975,696 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	Sept. 30, 2004	Dec. 31, 2003
Assets
Current assets:
Cash and cash equivalents	$12,698	$4,983
Short-term investments	18,564	30,915
Accounts receivable, net	2,116	2,008
Inventories	3,679	3,408
Prepaid expense and other current assets	865	948

Total current assets	37,922	42,262
Property and equipment, net	5,724	4,459
Other assets	120	362

Total assets	$43,766	$47,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,395	$1,501
Income tax payable	--	140
Accrued expenses	2,216	2,247
Accrued excess facility charge-short term	--	576

Total current liabilities	3,611	4,464
Other long-term liabilities	320	294

Total liabilities	3,931	4,758

Commitments and contingencies (Note 9 and 10)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
36,504,356 and 38,659,109 shares issued and outstanding at
December 31, 2003 and September 30, 2004, respectively	39	36
Additional paid-in-capital	108,221	104,875
Receivables from stockholders	--	(967)
Deferred stock-based compensation	(3)	(966)
Accumulated deficit	(68,262)	(60,506)
Accumulated other comprehensive loss	(160)	(147)

Stockholders' equity	39,835	42,325

Total liabilities and stockholders' equity	$43,766	$47,083

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003

Revenues	$3,665	$3,009	$9,905	$7,994

Cost of revenues	3,159	2,466	9,458	6,913

Gross profit	506	543	447	1,081

Operating expenses:
Research and development	1,474	1,547	4,477	4,342
Sales and marketing	469	426	1,484	1,519
General and administrative	927	731	2,599	2,560

Total operating expenses	2,870	2,704	8,560	8,421

Loss from operations	(2,364)	(2,161)	(8,113)	(7,340)
Interest and other income (expense), net	(26)	236	358	610

Loss before income taxes	(2,390)	(1,925)	(7,755)	(6,730)
Income tax provision	--	--	--	--

Net loss	$(2,390)	$(1,925)	$(7,755)	$(6,730)

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.20)	$(0.19)

Shares used in computing net loss per share:
Basic and diluted	38,970	35,362	38,492	35,181

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,755)	$(6,730)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	1,053	883
Amortization of stock-based compensation	285	793
Impairment/write down of property and equipment	37	--
Provision (credit) for excess and obsolescence inventory	823	(17)
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(107)	(442)
Inventories	(820)	(49)
Prepaid expenses and other assets	568	125
Accounts payable	(104)	716
Income tax payable	(140)	--
Accrued expenses	(650)	(306)
Other long-term liabilities	25	(527)

Net cash used in operating activities	(6,785)	(5,554)

Cash flows from investing activities:
Proceeds from (purchase of) short-term investments	12,318	(1,232)
Cash acquired from asset acquisition	1,500	--
Purchase of property and equipment	(307)	(333)

Net cash (used in) provided by investing activities	13,511	(1,565)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	362	62
Proceeds from the exercise of stock options	94	22
Proceeds from the repayment of notes receivable	533	514

Net cash provided by financing activities	989	598

Net increase (decrease) in cash and cash equivalents	7,715	(6,521)
Cash and cash equivalents at beginning of period	4,983	11,759

Cash and cash equivalents at end of period	$12,698	$5,238

Supplemental cash flow information:
Issuance of common stock in connection with asset
acquisition	$(4,015)	$--
Fair value of assets acquired	$2,559	$--
Liability assumed	$(44)	$--

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

2. Basis of presentation

        The consolidated financial information as of September 30, 2004 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

        These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future periods.

3. Stock-based compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, the Company complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, which require the award to be recorded at its fair value.

Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net loss, as reported:	$(2,390)	$(1,925)	$(7,775)	$(6,730)
Add: Stock-based employee compensation expense included	69	295	285	793
in reported net loss
Deduct: Total stock-based employee compensation expense	(299)	(680)	(984)	(1,191)

determined under fair value based method for all awards

Pro forma net loss:	$(2,620)	$(2,310)	$(8,474)	$(7,128)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.06)	$(0.05)	$(0.20)	$(0.19)
Pro forma	$(0.07)	$(0.07)	$(0.22)	$(0.20)

Shares used in EPS calculation (basic and diluted)	38,970	35,362	38,492	35,181

        The weighted average fair value of options on the grant date in the years ended December 31, 2001, 2002 and 2003 was $0.82, $0.39, and $0.65 respectively. The weighted average fair value of the employee stock purchase rights granted under the 2000 ESPP plan during 2001 and 2002 was $2.06 and $0.28, respectively. No employee stock purchase rights were granted in 2000.

        The Company had unamortized deferred stock-based compensation balances of $3,000 and $1.0 million as of September 30, 2004 and December 31, 2003, respectively. During the nine months ended September 30, 2004, the Company reversed forfeitures of $0.7 million.

4. Inventories (in thousands)

	Sept. 30, 2004	Dec. 31, 2003
Finished goods	$797	$329
Work-in-process	1,401	1,384
Raw materials	1,481	1,695

	$3,679	$3,408

5. Excess Facility Charges

        In the third quarter of 2002, as a result of a general decline in our business and a result of the Company's headcount reduction in the United States, the Company consolidated its operations in the United States from three buildings into two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of future non-cancelable lease payments and $0.2 million of fixed asset write-off. Cash payments in the three and nine months ended September 30, 2004 amounted to $0.1 million and $0.5 million, respectively.

6. Accrued Expenses

	Sept. 30, 2004	Dec. 31, 2003
Accrued compensation costs	$959	$746
Accrued professional fees	374	468
Other accruals	883	1,033

	$2,216	$2,247

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

       The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(2,390)	$(1,925)	$(7,775)	$(6,730)

Shares used in computing net loss per share:
Weighted average of common shares outstanding	38,970	35,627	38,592	35,607
Less: Weighted average of shares subject to repurchase	--	(265)	(100)	(426)

Basic and diluted	38,970	35,362	38,492	35,181

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.20)	$(0.19)

        All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Options to purchase common stock and
shares subject to repurchase	3,493	3,302	3,593	3,464

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net loss	$(2,390)	$(1,925)	$(7,755)	$(6,730)
Cumulative translation adjustments	16	(17)	20	(21)
Unrealized gain (loss) on short-term investments	22	--	(33)	(48)

Total comprehensive loss	$(2,352)	$(1,942)	$(7,768)	$(6,799)

9. Commitments

Operating Leases

        In July 2004, the Company moved into a larger corporate headquarters in Sunnyvale, California. The lease has a six-year term commencing on July 22, 2004, and the facility is 34,800 square feet. The remaining costs for the leasehold improvements of the previous facilities have been accelerated and were fully amortized by June 30, 2004.

        The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Period Ending	Amount Due
Three months ending December 31, 2004	$ 70
Years ending December 31,
2005	621
2006	642
2007	435
2008	409
2009 and there after	660

Total	$2,837

Portions of the Company’s payments for facility leases are denominated in foreign currencies and were translated in the table above based upon their respective U.S. dollar exchange rates at September 30, 2004. These future payments are subject to foreign currency exchange rate risk.

10. Contingencies

        From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

11. Acquisition of Assets

        In January 2004, we acquired substantially all of the assets of Taiwan-based Ritek Corporation’s photonic business unit. Through this transaction, we acquired certain assets and assumed certain pension liabilities that we believe will enable us to complement our existing family of products. In addition, we received $1.5 million in cash from Ritek.

The total purchase price was approximately $4.0 million, which consisted of the issuance of 1.7 million shares of AFOP common stock. The purchase price was allocated as follows (in thousands):

Cash	$1,500
Fixed assets	2,048
Inventory	272
Prepaid facilities rent	239
Pension liability assumed	(44)

Total	$4,015

Prepaid facilities rent is being amortized over twenty-four months (length of the prepaid lease).

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this discussion, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to critical accounting policies, sources of revenues, revenue levels, profitability, the fluctuation of our cost of revenues as a percentage of revenues, our net and operating losses, our cash flows, the amount and mix of our anticipated expenditures and expenses, expenditures required to remain competitive, increase or decrease of our expenses in absolute dollars or as a percentage of revenues, market conditions, the need for additional inventory reserves or provisions, gross profit as a percentage of revenues, utilization of our factory in China and the impact on product costs, our reliance on our OPMS products’ sales levels, reliance on the commercial success of our DWDM-related products, our success being tied to relationships with key customers, our deferred stock-based compensation, the adequacy of our capital resources, demand for our products, period-to-period comparisons of our operating results, our ability to obtain raw materials and components and maintain and develop supplier relationships, our ability to establish and maintain relationships with key customers, our anticipated use of resources, our ability to maintain appropriate inventory, factors that affect a customer’s decision to choose a supplier, product enhancements and introductions, our competitors, competition in our industry, our competitive advantage, consolidation in our industry, our need for additional financing and investments of our existing cash are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, further decreased demand for our products, continued economic instability, decreases in average selling prices, as well as competition including the impact of competitive products and pricing, timely design acceptance by our customers, our success attracting new customers, loss of a key customer, our customers adopting our new products, timely introduction of new technologies, our ability to ramp new products into volume production, our ability to attract and retain highly skilled personnel, the accuracy of estimates, loss of a key supplier, industry wide shifts in supply and demand for optical components and modules, industry overcapacity, being delisted from the Nasdaq SmallCap Market, integration of acquired businesses, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company and the matters discussed in “Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-KSB, its Consolidated Financial Statements and the Notes thereto, for the year ended December 31, 2003.

        The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and Notes thereto set forth in item 1 of this report.

Critical Accounting Policies and Estimates

        Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        From our inception through September 30, 2004, we derived substantially all of our revenues from our OPMS product line. Revenues from our OPMS products represented approximately 82.2% of total revenues for the nine months ended September 30, 2003. Revenues from our DWDM products represented approximately 17.8% of total revenues for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, our OPMS products contributed revenues of $7.6 million, or 77.0% of total revenues. For the nine months ended September 30, 2004, our DWDM products contributed revenues of $2.3 million, or 23.0% of total revenues. For the nine months ended September 30, 2003 and September 30, 2004, our top ten customers comprised 48.7% and 49.7% of our revenues, respectively. For the nine months ended September 30, 2003, two customers accounted for 10.2% and 10.1% of our total revenues, respectively. For the nine months ended September 30, 2004, one customer accounted for 10.3% of our total revenues.

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

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, our expenditures may not result in higher revenues. In addition, we believe that our future success depends upon establishing successful relationships with a variety of key customers.

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support.

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance of $3,000 as of September 30, 2004 will be fully amortized by December 1, 2004.

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

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:	86.2	82.0	95.5	86.5

Gross profit	13.8	18.0	4.5	13.5

Operating expenses:
Research and development:	40.2	51.4	45.2	54.3
Sales and marketing:	12.8	14.2	15.0	19.0
General and administrative:	25.3	24.3	26.2	32.0

Total operating expenses	78.3	89.9	86.4	105.3

Loss from operations	(64.5)	(71.9)	(81.9)	(91.8)
Interest and other income, net	(0.7)	7.8	3.6	7.6

Loss before income taxes	(65.2)	(64.1)	(78.3)	(84.2)
Income tax provision	--	--	--	--

Net loss	(65.2% )	(64.1% )	(78.3% )	(84.2% )

        Revenues. Revenues were $3.0 million and $3.7 million for the three months ended September 30, 2003 and 2004, respectively. Revenues increased 23.3% from September 30, 2003 to September 30, 2004, primarily due to increased volume shipments of our products as a result of improving market conditions. Revenues from our OPMS-related products were $2.3 million and $2.7 million for the three months ended September 30, 2003 and 2004, respectively and revenues from our DWDM-related products were $0.7 million and $0.9 million for the three months ended September 30, 2003 and 2004, respectively.

        Revenues were $8.0 million and $9.9 million for the nine months ended September 30, 2003 and 2004, respectively. Revenues from our OPMS-related products were $6.6 million and $7.6 million for the nine months ended September 30, 2003 and 2004, respectively. Revenues from our DWDM-related products were $1.4 million and $2.3 million for the nine months ended September 30, 2003 and 2004, respectively. The DWDM revenue increase of 64.3% was primarily due to increased volume shipments of and increased demand for our Spectramux Coarse Wavelength Division Multiplexing, or CWDM, products.

        Cost of Revenues. Cost of revenues was $2.5 million and $3.2 million for the three months ended September 30, 2003 and 2004, respectively. Cost of revenues as a percentage of net revenues increased from 82.0% for the three months ended September 30, 2003 to 86.2% for the three months ended September 30, 2004. Cost of revenues for the three month period ended September 30, 2004 was primarily impacted by the increase in inventory provisions for excess and obsolete inventory which resulted in a charge of $0.3 million.

        Cost of revenues was $6.9 million and $9.5 million for the nine months ended September 30, 2003 and 2004, respectively. Cost of revenues for the nine months period ended September 30, 2004 was primarily impacted by inventory provisions for excess and obsolete inventory which resulted in a charge of $0.8 million.

        Gross Profit. We earned a gross profit of $0.5 million for each of the three month periods ended September 30, 2003 and 2004. We earned a gross profit of $1.1 million and $0.4 million for the nine months ended September 30, 2003 and 2004, respectively. The decline for the nine months ended September 30, 2004 when compared to the same period in 2003 was mainly due to higher excess and obsolete inventory provisions and lower average selling prices for DWDM-related products.

        Excluding the effect of excess and obsolete inventory provisions for the current quarter, we expect our gross profit as a percentage of revenues to return to past levels in the near term based upon our projection of higher utilization of our factory in China which we believe should positively impact our DWDM-related product costs. We had approximately $1.5 million in DWDM-related net inventory and $1.8 million in OPMS-related net inventory on hand at September 30, 2004. Although we take steps to manage future inventory levels, we may have to record additional inventory reserves in future periods if there is a decrease in demand.

        Research and Development Expenses. Research and development expenses remained flat at $1.5 million for each of the three month periods ended September 30, 2003 and 2004. As a percentage of revenues, research and development expenses decreased from 51.4% for the three months ended September 30, 2003 to 40.2% for the same period in 2004. Research and development expenses increased from $4.3 million for the nine months ended September 30, 2003 to $4.5 million for the nine months ended September 30, 2004. As a percentage of revenues, research and development expenses decreased from 54.3% for the nine months ended September 30, 2003 to 45.2% for the same period in 2004. The decrease in percentage of revenues for both the three month and nine month periods was primarily due to efforts to keep headcount levels and discretionary spending flat while revenues rose. We expect research and development expenses on our product development efforts to remain relatively flat in absolute dollars in the near term.

        Sales and Marketing Expenses. Sales and marketing expenses increased from $0.4 million for the three months ended September 30, 2003 to $0.5 million for the three months ended September 30, 2004. As a percentage of revenues, sales and marketing expenses decreased from 14.2% for the three months ended September 30, 2003 to 12.8% for the three months ended September 30, 2004. Sales and marketing expenses remained flat at $1.5 million for the nine months ended September 30, 2003 and 2004. As a percentage of revenues, sales and marketing expenses decreased from 19.0% for the nine months ended September 30, 2003 to 15.0% for the nine months ended September 30, 2004. We expect sales and marketing expenses to remain relatively flat in absolute dollars in the near term.

        General and Administrative Expenses. General and administrative expenses increased from $0.7 million, or 24.3% of revenues, for the three months ended September 30, 2003 to $0.9 million, or 25.3% of revenues, for the same period in 2004. General and administrative expenses remained flat at $2.6 million for the nine months ended September 30, 2003 and 2004. As a percentage of revenues, general and administrative expenses decreased from 32.0% for the nine months ended September 30, 2003 to 26.2% for the same period in 2004. We expect our general and administrative expenses to increase throughout the next few quarters due to Sarbanes-Oxley compliance requirements.

        Stock-Based Compensation. Total stock-based compensation decreased from $0.3 million, or 9.8% of revenues, in the three months ended September 30, 2003, to $0.1 million, or 2.7% of revenues, in the three months ended September 30, 2004. Stock-based compensation decreased from $0.8 million, or 10.0% of revenues, for the nine months ended September 30, 2003 to $0.3 million, or 2.9% of revenues, for the nine months ended September 30, 2004. The Company had unamortized deferred stock-based compensation of $3,000 as of September 30, 2004.

        Interest and Other Income/(Expense), Net. Interest and other income (expense), net, was $0.2 million and ($26,000) for the three months ended September 30, 2003 and 2004, respectively. Interest and other income(expense), net, was $0.6 million and $0.4 million for the nine months ended September 30, 2003 and 2004, respectively. The decrease for the three and nine months period was due to lower cash and short-term investment balances during the period.

        Income Taxes. We had no income tax expense for the three months or nine months ended September 30, 2003 and 2004, respectively. Due to recurring losses, we continue to record a full valuation allowance against all of our net deferred tax assets due to uncertainty as to future realization.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through sales of stock and bank loans. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. On September 30, 2004, we had cash and cash equivalents of $12.7 million and short-term investments of $18.6 million.

        Net cash used in operating activities was $6.8 million and $5.6 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, net cash used was primarily due to our net loss of $7.8 million. For the nine months ended September 30, 2003, net cash used was primarily due to our net loss of $6.7 million.

        Cash generated from investing activities was $13.5 million for the nine months ended September 30, 2004 and cash used in investing activities was $1.6 million for the nine months ended September 30, 2003. In the nine months ended September 30, 2004, $12.3 million was generated in high-grade, short-term investments, while $0.3 million was used to acquire property and equipment. In the nine months ended September 30, 2003, we invested $1.2 million in high-grade, short-term investments, while $0.3 million was used to acquire property and equipment.

        Cash generated by financing activities was $1.0 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our employee stock purchase plan. Cash generated also included net proceeds from the repayment of notes receivable of $0.5 million for the nine months ended September 30, 2004 and $0.5 million for the nine months ended September 30, 2003, respectively.

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

        At September 30, 2004 we had contractual cash obligations as follows (in thousands):

	Payment Due by Periods
	Total	2004	2005	2006	2007	2008	After 2008
Operating Leases	$2,837	$ 70	$ 621	$ 642	$ 435	$409	$660

        Portions of the Company’s payments for facility leases are denominated in foreign currencies and were translated in the table above based upon their respective U.S. dollar exchange rates at September 30, 2004. These future payments are subject to foreign currency exchange rate risk.

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

        We incurred net losses of approximately $6.7 million and $7.8 million in the first nine months of fiscal 2003 and 2004, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of September 30, 2004, we had an accumulated deficit of approximately $68.3 million.

        Although we continue to experience low demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given the rate at which competition in our industry intensifies, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

        Sales of our OPMS products accounted for over 74.9% of our revenues in the quarter ended September 30, 2004, 77.0% of our revenues for the nine months ended September 30, 2004, and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. In the quarter ended September 30, 2004, we wrote off $0.2 million of DWDM-related inventory. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

We are experiencing fluctuations in market demand due to overcapacity in our industry and an economy that is stymied by international terrorism, war and political instability.

        Since 2001, the United States economy has experienced and continues to experience significant fluctuations in consumption and demand. During the past few years, telecommunication companies have mostly decreased their spending, which has resulted in excess inventory, overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic and international economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political instability. Even if the general economy experiences a full recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

    o    any failure of our products to perform as expected; or

    o    any difficulty we may incur in meeting customers' delivery requirements or product specifications

        The fluctuations in the economy have affected the telecommunications industry. Telecommunications companies have mostly cut back on their capital expenditure budgets, which has decreased and may continue to further decrease demand for equipment and parts, including our products. This decrease has had and may continue to have an adverse effect on the demand for fiber optic products and negatively impact the growth of our customer base.

The market for fiber optic components is increasingly competitive, and if we are unable to compete successfully our revenues could decline.

        The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corp., DiCon Fiberoptics, Inc., Gould Fiber Optics, JDS Uniphase Corp., Lucent Technologies, LuminentOIC (a subsidiary of MRV Communications, Inc.), Oplink Communications, Stratos International, Inc. and Tyco Electronics. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We have had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of September 30, 2004, we had a total of 60 full-time employees in Sunnyvale, California, 254 full-time employees in Taiwan, and 145 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $4.3 million and $4.5 million for the nine months ended September 30, 2003 and 2004, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing rapid consolidation, realignment, oversupply of product inventory and fluctuating demand for fiber optic products.

        Our future success depends on the continued growth of the Internet as a widely used medium for communications and commerce, and the growth of optical networks to meet the increased demand for capacity to transmit data, or bandwidth. If the Internet does not continue to expand as a medium for communications and commerce, the need to significantly increase bandwidth across networks and the market for fiber optic components may not continue to develop. If this growth does not continue, sales of our products may continue to decline, which would adversely affect our revenues. Our customers have experienced an oversupply of inventory due to fluctuating demand for their products that has resulted in inconsistent demand for our products. Future demand for our products is uncertain and will depend heavily on the continued growth and upgrading of optical networks, especially in the metropolitan, last mile and enterprise access segments of the networks.

        Inconsistent spending by telecommunication companies over the past two years has resulted in fluctuating demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and, therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in the past in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices of our products.

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

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. As a result, we may become subject to certain sections of the California General Corporation Law that will affect our charter documents if our common stock is not returned to being listed on the Nasdaq National Market. For example, we will not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders will have dissenting stockholder rights under both California and Delaware law. Any of these changes to our charter documents will result in additional expense as we will have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

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

        For the nine months ended September 30, 2003 and 2004, sales to customers located outside of North America were 9.7% and 16.4% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

Outbreaks of diseases such as Severe Acute Respiratory Syndrome, or SARS, and the Bird flu, pose a risk to the Company’s business.

        In the past, outbreaks of SARS and of the bird flu have developed into an international health concern, especially in Asia. We have manufacturing facilities located in Taiwan and China. A new outbreak of disease such as SARS or the bird flu among our employees in Asia could disrupt our Asian manufacturing operations for an extended period of time, which could limit our ability to supply our products to our customers in sufficient quantities on a timely basis. A shutdown of our Asian facilities due to fear of spread of infection or because of a quarantine could result in our inability to supply our customers. If we are unable to fulfill demand for our products, our relationships with our customers would be harmed and our revenues could be impacted. We also rely on companies in Asia for many of the components necessary to manufacture our products. If our suppliers experience a significant disruption in their businesses as a result of outbreaks, we may not be able to obtain the parts necessary to make our products which could negatively impact our revenues. In addition, if any of our customers experiences a significant disruption in their business as a result of outbreaks, they may delay or cancel purchases of our products which could harm our business. Also, certain of our key employees travel to Asia to oversee our Asian operations and to meet with our suppliers and customers. If any of our key employees are infected with diseases such as SARS or the bird flu on such a trip or if these employees are quarantined when they return to the United States, our business could be negatively impacted. These conditions and uncertainties make it difficult for us, our suppliers and our customers to accurately forecast and plan future business activities.

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

PART II: OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of the Company’s common stock during each of the three months ended September 30, 2004:

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares Purchase as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	(a) Total Number of	(b) Average Price	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Paid per Share	Programs	the Plans or Programs

Month #1:	--	--	--	--
July 1-31

Month #2:	530,000 (1)	$0.82	--	--
August 1-31

Month #3:	--	--	--	--
September 1-30

Total	530,000	$0.82	--	--

(1)     On August 25, 2004, we purchased an aggregate of 530,000 shares of our common stock from two of our employees for a purchase price of $0.82 per share, which was the closing price of our common stock on August 25, 2004. The shares had been purchased from us by the employees pursuant to exercises of stock options, and the employees had elected to pay the exercise price for some of their options with full recourse promissory notes secured by the common stock underlying the options. The proceeds received by the employees for the shares were applied against amounts owed to us by the employees.

ITEM 5: OTHER EVENTS

        Our 2005 Annual Meeting of Stockholders will be held on May 20, 2005 at such place and time as will be set forth in our proxy statement relating to that meeting. A stockholder proposal not included in the proxy statement for the 2005 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to our Secretary at our principal executive offices and otherwise complies with the provisions of our Bylaws. To be timely, the Company’s Bylaws provide that the Company must have received the stockholder’s notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 75 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company’s 2005 Annual Meeting of Stockholders, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 21, 2005.

ITEM 6: EXHIBITS

Exhibit Number	Title
31.1	Rule 13a-14(a) certification of Chief Executive Office

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

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

Dated: November 10, 2004

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)