Form 10QSB/A
period 2004-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2004-11-17
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB/A

(Amendment No.1)

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

(408) 736-6900

(Issuer's telephone number)

On November 5, 2004, 38,964,454 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

Explanatory Note

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-QSB is to correct a typographical printer's error in the heading to a column in the Condensed Consolidated Statements of Cash Flows on page 3. The column previously entitled "Three Months Ended Sept. 30, 2004" has been corrected to read "Nine Months Ended Sept. 30, 2004." Part I, Item 1 and Part II, Item 6 to the Form 10-QSB are restated in their entirety as set forth herein.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB/A

(Amendment No. 1)

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

INDEX

Page

Part I: Financial Information	1

Item 1: Finance Statements - Unaudited	1

Condensed Consolidated Balance Sheets at September 30, 2004
and December 31, 2003	1

Condensed Consolidated Statements of Operations for the
Three and Nine Months Ended September 30, 2004 and 2003	2

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2004 and 2003	3

Notes to Condensed Consolidated Financial Statements	4

Part II: Other Information	9

Item 6: Exhibits	9

Signature	10

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

PART II: OTHER INFORMATION

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

___________________

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No.1 to Form 10-QSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 17, 2004

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

___________________

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No.1 to Form 10-QSB and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.