Form 10KSB
period 2004-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2005-03-24
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-KSB

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

    [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0554122
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

275 Gibraltar Drive, Sunnyvale, CA 94089
(Address of principal executive offices)

Issuer’s telephone number: (408) 736-6900

Securities registered to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Series A Participating Preferred Stock Purchase Rights

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

        The issuer’s revenues for its fiscal year ending December 31, 2004: $14,558,362

        The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq SmallCap Market on March 8, 2005) was approximately $29,525,536.

        As of March 8, 2005 there were 39,022,496 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 9 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 10, 11 (as to Beneficial Ownership), 12 and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders to be held on May 20, 2005.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2004 FORM 10-KSB

i

PART I

Item 1. Description of Business

        When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, our employee relations, the adequacy of our internal controls, the effect of recent accounting pronouncements and our critical accounting policies and estimates. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq SmallCap Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Item 6, “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

        AFOP, OPIS and SPECTRAMUX are our trademarks. We may also refer to trademarks of other corporations and organizations in this document.

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

Market Conditions

        In periods prior to 2004, communication equipment manufacturers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth. While demand for bandwidth continues to increase, this demand has grown at a far slower pace than previously anticipated. As a result, communication equipment manufacturers ended up with excess inventories of optical systems and devices that now create a barrier to new sales opportunities.

        This situation has created challenges for suppliers in the optical communication industry. Due to decreased unit shipments as a result of overcapacity in the industry and the resulting competition for fewer sales opportunities, average selling prices have declined as companies compete for significantly smaller market opportunities.

        Over the past year, the optical components industry has experienced a slight increase in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently announced that they plan to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of an industry recovery and the potential impact to our business from this or any other deployment initiatives.

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

        Fused and Planar Fiber Optical Splitters and Couplers. Fused and planar fiber optical splitters and couplers are branching devices that are used to split optical power from a single fiber, or set of fibers, into a different set of fibers. They are often used to distribute optical signals to multiple locations for processing. These devices utilize signal and power sharing features to reduce the total cost of delivering bandwidth to end-users. Our optical splitters and couplers reduce insertion loss, or the power loss incurred when inserting components into an optical path, and deliver high performance, including uniform optical wavelength splitting.

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

        CCWDMs. Compact coarse wavelength division multiplexers, or CCWDMs, are integrated optical modules that are designed to significantly improve optical performance, while reducing manufacturing costs, in a package less than 1/4 the size of conventional CWDM modules. It features high wavelength accuracy and stability, low insertion loss, high isolation, low polarization dependent loss and an epoxy-free optical path. The Telcordia 1209/1221-qualified CCWDM builds on AFOP’s proprietary optical bench platform, and we believe it has the smallest footprint of any comparable CWDMs. With a channel spacing of 20 nm and wide bandpass characteristics it allows for datacom or telecom network applications with low-cost uncooled lasers. These CCWDM Mux/Demuxes are available in four or eight channels and include an expansion port for 16 channel systems.

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

        Planar Lightwave Circuit Splitters. Our optical Splitters reduce insertion loss, or the power loss incurred when inserting components into an optical path, and deliver high performance. These devices enable more effective monitoring and management of optical networks.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2004, we had 35 United States patents issued or assigned to us and had 31 United States patent applications pending. The 35 U.S. patents expire between September 2013 and November 2022. We also had 45 foreign patents issued, and 26 foreign patent applications pending. Our foreign patents issued will expire between September 2009 and April 2023. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2004, there were no infringement claims or litigation pending against us.

Customers

        We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2004, we sold our products to more than 200 customers. One customer accounted for 11% of our revenues in the years ended December 31, 2004 and 2003, respectively. No individual customer accounted for 10% or more of our revenues in the year ended December 31, 2002.

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

        Our principal competitors in the components market include Avanex Corporation, DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications, Inc., Stratos International, Inc. and Tyco Electronics Corporation. We estimate that we have approximately 25 competitors in the components market as of December 31, 2004. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

        As of December 31, 2004, we had a total of 36 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

        Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $5.6 million, $5.6 million and $7.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Employees

        As of December 31, 2004, we had 494 full-time employees, including 59 located in the United States, 274 in Taiwan and 161 in mainland China. Of our 494 full-time employees, 36 are engaged in product development, 383 are engaged in manufacturing production, 17 are engaged in sales, marketing, application support and customer service, and 58 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Item 2. Description of Property

        In the United States, we lease a total of approximately 34,800 square feet of administrative, sales, marketing, product development and manufacturing space in one building located in Sunnyvale, California pursuant to a lease that expires in July 2010.

        In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. These leases expire at various times from 2005 to 2007. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

        In Taiwan, we also lease a total of approximately 33,100 square feet in one facility located in Hu-Kou, Taiwan pursuant to a lease that expires in January 2006.

        In August 2002, we entered into a lease for a 62,000 square foot facility near the Shenzhen, China area which will expire in July 2007.

Item 3. Legal Proceedings

        From time to time we may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this Form 10-KSB, there are no material legal proceedings pending against us or, to the best of our knowledge, threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Registrant

        Our executive officers as of December 31, 2004 are as follows:

        Peter C. Chang, 47, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

        David A. Hubbard, 45, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

        Wei-Shin Tsay, Ph.D., 53, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

        Anita K. Ho, 58, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to the present, Ms. Ho has served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

        The Company’s common stock, par value $0.001, was traded on the Nasdaq National Market under the ticker symbol “AFOP” until November 8, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table summarizes the high and low closing prices for our common stock as reported on the Nasdaq National Market and SmallCap Market, as applicable.

	High	Low

2003
First Quarter 2003	$0.62	$0.45
Second Quarter 2003	$0.83	$0.48
Third Quarter 2003	$1.85	$0.81
Fourth Quarter 2003	$2.70	$1.56
2004
First Quarter 2004	$2.67	$1.33
Second Quarter 2004	$1.57	$0.82
Third Quarter 2004	$0.98	$0.77
Fourth Quarter 2004	$1.52	$0.74

        As of March 21, 2005, the Company’s common stock was held by 85 stockholders of record (not including beneficial holders of common stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 11 of this Annual Report on Form 10-KSB.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. ” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue No. 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective and have been adopted for our fiscal 2004 financial statements. We will evaluate the effect, if any, of EITF Issue No. 03-1 when formal guidance is released.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal 2007. We are currently evaluating the impact of SFAS 151 on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the date of issuance of SFAS 153. We do not believe the impact of adoption of SFAS 153 will be significant to our overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based compensation to employees at fair value. SFAS 123R will be effective for all interim fiscal periods beginning after June 15, 2005, and thus will be effective for our company beginning the third quarter of 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS 123R on our financial statements.

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

        We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of the Company’s Consolidated Financial Statements:

        We follow SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements” for recognizing revenue. Specifically, we recognize revenues upon the shipment of our products to our customers provided that we have received a purchase order, the price is fixed, the collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-contract customer support.

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

        Our inventory provision for estimated losses to be incurred on sale or disposal of inventory is based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory provisions may be required. We utilized $0.1 million of previously reserved excess inventory in the year ended December 31, 2004. We recorded provisions of $1.0 million, $0.1 million and $2.6 million for excess DWDM-related inventory in the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively. We recorded provisions of $0.3 million, $0.1 million and $1.9 million for excess OPMS-related inventory in the years ended December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

        We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We recorded an asset impairment charge of $0.3 million for the year ended December 31, 2004 related to non-production related equipment from the transceiver product line which was discontinued. We did not record any impairments for the year ended December 31, 2003. We recorded an asset impairment charge within cost of revenues of $1.0 million for non-functional or damaged equipment and machinery in Taiwan which were used for the production of fused fiber products for the year ended December 31, 2002.

        We estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in our Statements of Operations. To date, we have recorded a full allowance against our deferred tax assets as we believe it is more likely than not that such benefit will not be realized.

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

        We market and sell our products predominantly through our direct sales force, which we began building in early 1998. From our inception through December 31, 2004, we derived a substantial portion all of our revenues from our OPMS product line. Our DWDM-related products contributed as a percentage of revenue 27%, 21% and 8% for the years ended December 31, 2004, 2003 and 2002, respectively. In the years ended December 31, 2004, 2003 and 2002, our top 10 customers comprised 53%, 49%, and 50% of our revenues, respectively. One customer accounted for 11% of our revenues in 2004 and 2003, respectively; no individual customer accounted for 10% or more of our revenues in 2002.

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

        Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive, so accordingly we plan to continue to invest amounts similar to our spending levels in 2004 in our product development efforts.

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2004 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect most of these expenses to remain flat in absolute dollars with the exception of professional and legal services which we expect will increase due to increased rates and fees and costs associated with compliance with new laws and regulations .

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. We expect non-cash compensation expense, which was $0.3 million in the year ended December 31, 2004, to increase in future periods due to the implementation of new accounting rules associated with stock option and employee stock purchase plans which will occur in the third quarter of 2005.

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

        In January 2004, we completed the purchase of the assets of Taiwan-based Ritek Corporation’s photonics business. Under the terms of the agreement, AFOP acquired substantially all of the assets of Ritek’s photonics business in exchange for 1.7 million shares of AFOP common stock for total consideration of $4.0 million. Additionally AFOP received $1.5 million in cash from Ritek. This photonics business is located in Hsin Chu Industrial Park, Taiwan, and we may continue to operate the business at this facility rent-free until January 2006.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2004	2003		2002
Revenues	100.0%	100.0%	.	100.0%

Cost of revenues:	90.5	84.7		123.4

Gross profit (loss)	9.5	15.3		(23.4)

Operating expenses:
Research and development	38.1	48.5		55.7
Sales and marketing	14.1	17.4		21.9
General and administrative	23.5	29.7		34.3
Excess facility charges	--	--		14.0
Asset impairment charge	2.3	--		--

Total operating expenses	78.0	95.6		125.9

Loss from operations	(68.5)	(80.3)		(149.3)
Interest and other income, net	4.3	6.1		8.6

Loss before income taxes	(64.2)	(74.2)		(140.7)
Income tax benefit	--	--		1.3

Net loss	(64.2%)	(74.2%)		(139.4%)

Results of Operations

Comparison of Fiscal Year 2004 and Fiscal Year 2003

        Revenues. Revenues were $14.6 million and $11.5 million for the years ended December 31, 2004 and 2003, respectively. OPMS revenues increased from $9.1 million in 2003 to $10.6 million in 2004 primarily due to increased volume shipments of our products. DWDM revenues increased from $2.4 million in 2003 to $4.0 million in 2004 primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

        Cost of Revenues. Cost of revenues in fiscal year 2004 increased to $13.2 million from approximately $9.7 million in fiscal year 2003. Cost of revenues as a percentage of net revenues increased to 90.5% in fiscal year 2004 from 84.7% in fiscal year 2003. Cost of revenues in 2004 were primarily impacted by provisions of $1.0 million for excess and obsolete inventory related to older generations of our DWDM products and start-up costs associated with the operation of the newly acquired photonics business from Ritek Corporation. Management continues to closely monitor the Company’s inventory levels. Any decline in demand for our products would result in reduced sales, increased operating losses and additional inventory provisions.

        Gross Profit. 2004 gross profit was $1.4 million, or 9.5% of revenues, compared with a 2003 gross profit of $1.7 million, or 15.3% of revenues.

        The gross loss in 2004 for DWDM products increased to $1.8 million from $1.4 million in 2003 primarily as a result of additional provisions for excess and obsolete inventory and start-up costs associated with the operation of the newly acquired photonics business from Ritek Corporation. The gross profit in 2004 for OPMS products increased to $3.2 from $3.1 million in 2003 as higher OPMS product revenues were mostly offset by lower average selling prices.

        We expect our gross margin as a percentage of revenues to improve in the near term due to higher production volumes which will result in improved absorption of overhead expenses. We believe that gross margins will continue to be negatively impacted by selling price competition for our DWDM products which will partially offset the benefits from improved overhead absorption. We had approximately $1.7 million in DWDM-related inventory and $2.3 million in OPMS-related inventory on hand at December 31, 2004. Although we continue to take steps to attempt to manage future inventory levels, we may have to record inventory provisions in future periods if a decrease in demand for our products occurs.

        Research and Development Expenses. Research and development expenses remained relatively flat at $5.6 million in 2004 and 2003. As a percentage of revenues, research and development expenses decreased to 38.1% in 2004 from 48.5% in 2003. We expect research and development expenses to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

        Sales and Marketing Expenses. Sales and marketing expenses remained relatively flat at $2.0 million in 2004 and 2003. As a percentage of revenues, sales and marketing expenses decreased to 14.1% in 2004 from 17.4% in 2003. We expect sales and marketing expenses will remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

        General and Administrative Expenses. General and administrative expenses remained relatively flat at $3.4 million in 2004 and 2003. As a percentage of revenues, general and administrative expenses decreased to 23.5% in 2004 from 29.7% in 2003. We expect to maintain general and administrative expenses at the same level with the exception of professional and legal services we expect will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Asset Impairment Charge. During the fourth quarter of 2004, we wrote off certain non production-related transceiver equipment that was no longer being utilized resulting in an asset impairment charge of $0.3 million.

        Stock-Based Compensation. Total stock-based compensation decreased to $0.3 million, or 2.0% of revenues, in the year ended December 31, 2004 from $0.9 million, or 7.9% of revenues, in the year ended December 31, 2003. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants, and partially due to the reversal of unamortized deferred compensation expense for unvested stock options of employees whose employment was terminated during the year ended December 31, 2004.

        Interest and Other Income, Net. Interest and other income, net, was $0.6 million and $0.7 million for the years ended December 31, 2004 and 2003, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates. The decrease in 2004 was due to lower average cash balances in 2004.

        Income Taxes. There was no income tax benefit in the years ended December 31, 2004 and 2003, respectively.

        As of December 31, 2004, we had approximately $40.5 million and $22.2 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to lack of profitability.

Comparison of Fiscal Year 2003 and Fiscal Year 2002

        Revenues. Revenues were $11.5 million and $13.1 million for the years ended December 31, 2003 and 2002, respectively. OPMS revenues decreased to $9.1 million in 2003 from $12.0 million in 2002 primarily due to decreased volume shipments of our products as a result of continued poor market conditions. DWDM revenues increased to $2.4 million in 2003 from $1.1 million in 2002 primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower ASPs.

        Cost of Revenues. Cost of revenues in fiscal year 2003 decreased to $9.7 million from approximately $16.2 million in fiscal year 2002. Cost of revenues as a percentage of net revenues decreased to 84.7% in fiscal year 2003 from 123.4% compared to fiscal year 2002. Cost of revenues in 2003 benefited from the allocation of our fixed costs over increased DWDM production volume and the decrease in provisions for excess and obsolete inventory from $4.5 million to $0.2 million in 2003. Cost of revenues in 2002 were primarily impacted by provisions for excess and obsolete inventory resulting from the slowdown in telecommunications capital spending, the general downturn in the U.S. economy, and the allocation of our fixed costs over decreased production volume.

        Gross Profit (Loss). 2003 gross profit was $1.7 million, or 15.3% of revenues, compared with a 2002 gross loss of $3.1 million, or 23.4% of revenues. The gross profit in 2003 was mainly due to lower losses for our DWDM products as a result of the allocation of fixed costs over increased DWDM production volume and lower inventory provisions. The gross loss in 2002 was due to losses related to our DWDM products and decreasing profits on our OPMS products.

        The gross loss in 2003 for DWDM products of $1.4 million was primarily caused by reduced average selling prices as the market environment remained very price competitive. The gross loss in 2002 for DWDM products of $5.1 million was primarily caused by reduced revenue in 2002 and an inventory provision of $2.6 million for excess inventory which was recorded in accordance with the Company’s policy of establishing provisions for inventory levels in excess of expected future demand.

        Gross profit for OPMS products increased to $3.1 million in 2003 from $2.0 million in 2002 primarily as a result of a lower inventory provision of $0.1 million for excess OPMS inventory that was taken in 2003 as compared to the inventory provision of $1.9 million that was taken in 2002 and the fixed assets write off of $1.0 million in 2002.

        We had approximately $1.4 million in DWDM-related inventory and $2.0 million in OPMS-related inventory on hand at December 31, 2003.

        Research and Development Expenses. Research and development expenses decreased to $5.6 million in 2003 from $7.3 million in 2002. The decrease in 2003 was primarily due to lower general expenditures, as well as tighter controls over discretionary spending. As a percentage of revenues, research and development expenses decreased to 48.5% in 2003 from 55.7% in 2002.

        Sales and Marketing Expenses. Sales and marketing expenses decreased to $2.0 million in 2003 from $2.9 million in 2002. The decrease in 2003 was primarily due to lower sales forces expenses resulting from tighter controls over discretionary spending. As a percentage of revenues, sales and marketing expenses decreased to 17.4% in 2003 from 21.9% in 2002.

        General and Administrative Expenses. General and administrative expenses decreased to $3.4 million in 2003 from $4.5 million in 2002. The decrease in 2003 was primarily due to reduced general expenditures as well as tighter controls over discretionary spending. As a percentage of revenues, general and administrative expenses decreased to 29.7% in 2003 from 34.3% in 2002.

        Excess Facility Charge. Due to the decline in business conditions and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California in September 2002. As a consequence, the Company recorded an excess facility charge of $1.8 million in the year ended December 31, 2002 comprising of $1.0 million of non-cancelable lease payments which were paid in 2003 and $0.6 million of future non-cancelable lease payments, which were paid in 2004, and $0.2 million of fixed assets that were written-off.

        Stock-Based Compensation. Total stock-based compensation decreased to $0.9 million, or 7.9% of revenues, in the year ended December 31, 2003 from $1.1 million, or 8.2% of revenues, in the year ended December 31, 2002. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants, and partially due to the reversal of unamortized deferred compensation expense for unvested stock options of employees whose employment was terminated during the year ended December 31, 2003.

        Interest and Other Income, Net. Interest and other income, net, was $0.7 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances. The decrease to 2003 from 2002 was due to lower cash balances and lower interest rates.

        Income Taxes. There was no income tax benefit in the year ended December 31, 2003 and there was a benefit of $0.2 million in the year ended December 31, 2002. The income tax benefit in 2002 was primarily due to a federal income tax refund.

        As of December 31, 2003, we had approximately $32.8 million and $14.9 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to lack of profitability.

Liquidity and Capital Resources

        As of December 31, 2004, we had cash and cash equivalents of $7.5 million and short-term investments of $24.0 million.

        Net cash used in operating activities was $6.6 million in 2004, $7.9 million in 2003, and $6.7 million in 2002. Net cash used in 2004 was primarily the result of our net loss, which was partially offset by non-cash compensation expenses of $0.3 million, depreciation of $1.7 million, impairment write-off of property and equipment of $0.3 million, and inventory provision of $1.3 million. In 2003, our net loss of $8.5 million included non-cash charges of $2.0 million, primarily related to non-cash compensation expenses of $0.9 million and depreciation of $1.1 million. Accounts receivable increased by $0.3 million and inventory increased by $1.6 million from 2003 to 2004 primarily due to an upturn in business in the fourth quarter of 2004. Accrued expenses decreased by $0.4 million, offset by an increase in payables by $0.7 million. Net cash used in operating activities in 2004 totaled $6.6 million, $1.3 million less than cash used in 2003 in operating activities. In 2002, our net loss of $18.3 million included non-cash charges of $10.1 million, primarily related to non-cash compensation expenses of $1.1 million, depreciation of $1.7 million, impairment write-off of property and equipment of $1.0 million, an excess facility charge of $1.8 million, and an inventory provision of $4.5 million.

        Cash generated by investing activities was $9.6 million in 2004, $4.9 million in 2003, and $5.6 million in 2002. In 2004, we received net $9.0 million from the sale of short-term securities and $1.5 million from the asset acquisition from Ritek, and we used $0.9 million for property and equipment. In 2003, we spent $0.3 million on property and equipment, and we received net $5.2 million from the sale of short-term securities. In 2002, we spent $0.8 million on property and equipment, and we received net $6.5 million from the sale of short-term securities.

        Cash generated by financing activities was $1.6 million in 2004, $1.1 million in 2003, and $0.4 million in 2002. Cash generated by financing activities in 2004, 2003 and 2002 was comprised of proceeds from the exercise of options to purchase shares of our common stock, common stock issued through our Employee Stock Purchase Plan, borrowing under mortgage and other debt, and repayment of notes receivable.

        We have a letter of credit with a financial institution for $0.4 million. As of December 31, 2004, there were no amounts outstanding under the letter of credit. We pledged $0.4 million of our short-term investments as collateral for the letter of credit. In November 2004, we entered into a ten year loan of $0.5 million in Taiwan with a fixed interest rate of 2.3% for the first two years. The loan is secured by the building we own in Taiwan.

        Our principal source of liquidity as of December 31, 2004 consisted of $31.5 million in cash and cash equivalents and interest bearing marketable securities.

        We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce our research and development and marketing expenses. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

        In July and December 2000, we entered into leases for 10,500 and 10,600 square feet of space, respectively, near our existing facility in Sunnyvale, California. In September of 2002, we consolidated our operations in California into two buildings and vacated the facility with 10,600 square feet. As a result of the consolidation, we recorded an excess facility charge of $1.6 million and wrote off fixed assets of $0.2 million in the year ended December 31, 2002. In July 2004, we moved into a larger corporate headquarters in Sunnyvale, California. The lease has a six-year term commencing on July 22, 2004, and the facility is 34,800 square feet. The remaining costs for the leasehold improvements of the previous facilities have been accelerated and were fully amortized by June 30, 2004.

        Additionally, in December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. We had a lease for a facility near the Shenzhen, China area totaling approximately 12,000 square feet which expired in December 2002. In August 2002 we entered into a new lease for a 62,000 square foot facility near the same Shenzhen area which will expire in July 2007. The future minimum lease payments are as follows (in thousands):

Years ending December 31,
2005	$ 629
2006	649
2007	435
2008	409
2009	422
2010 and after	238

Total	$ 2,782

        We had no other significant commitments as of December 31, 2004.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Supplementary Data – Unaudited Quarterly Results

The following table contains selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2004. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operation data (in thousands, except per share data):

	Three Months Ended

	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003

Revenues	$4,653	$3,665	$3,252	$2,988	$3,476	$3,009	$2,609	$2,376
Gross profit (loss)	938	506	67	(127)	669	543	454	84
Net loss attributable to
common stockholders (1)	(1,587)	(2,390)	(2,557)	(2,809)	(1,788)	(1,925)	(2,140)	(2,666)
Basic and diluted net loss
per share attributable to
common stockholders(2)	$(0.04)	$(0.06)	$(0.07)	$(0.07)	$(0.05)	$(0.05)	$(0.06)	$(0.08)

(1)

Net loss attributable to common stockholders in the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 include charges for inventory provisions of $0.2 million, $0.3 million, $0.3 million and $0.5 million, respectively. Net loss attributable to common stockholders in the quarter ended December 31, 2004 includes an asset impairment charge of $0.3 million.

(2)	Net loss per share is computed independently for each quarter presented. Therefore, the aggregate of the quarterly per share information may not equal the annual net loss per share.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $9.3 million, $8.5 million and $18.3 million in fiscal year 2004, 2003 and 2002, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of December 31, 2004, we had an accumulated deficit of approximately $69.8 million.

        Although we continue to experience fluctuating demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the significant fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

Our quarterly and annual financial results have historically fluctuated due primarily to introduction of, demand for, and sales of our products, and future fluctuations may cause our stock price to decline.

        We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions and establishing additional manufacturing lines and facilities, changes in manufacturing volume, declining average selling prices of our products, the timing and extent of product sales, the mix of domestic and international sales, the mix of sales channels through which our products are sold, the mix of products sold and significant fluctuations in the demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed in other risk factors below, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

Our Optical Path Management Solution (OPMS) products have historically represented substantially all of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products, our business will be seriously harmed.

        Sales of our OPMS products accounted for over 73% of our revenues in the fiscal year ended December 31, 2004 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during 2004 have negatively impacted our revenues. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

        The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corp., DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications Inc., Stratos International, Inc. and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of December 31, 2004, we had a total of 59 full-time employees in Sunnyvale, California, 274 full-time employees in Taiwan, and 161 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $5.6 million, $5.6 million and $7.3 million for the fiscal years 2004, 2003 and 2002, respectively. We intend to continue to invest a substantial amount of funds, comparable to our investment levels in 2004, in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Inconsistent spending by telecommunication companies over the past three years has resulted in fluctuating demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in the past in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices of our products.

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

        The optical networking component industry has in the past experienced declining average selling prices as a result of increasing competition and greater unit volumes as communication service providers continue to deploy fiber optic networks. Average selling prices are currently decreasing and may continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines may contribute to a decline in our gross margins which could harm our results of operations.

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

Because we experience long lead times for materials and components, we may not be able to effectively manage our inventory levels and manufacturing capacity, which could harm our operating results.

        Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. We recorded significant charges for excess and obsolete inventory in the years ended December 31, 2004 and December 31, 2002, respectively. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Either situation could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer’s requirements may be underutilized in a subsequent quarter, and we may be required to record impairment charges related to manufacturing assets.

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

        Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2006. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

        We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

We depend on key personnel to operate our business effectively in the rapidly changing fiber optic components market, and if we are unable to hire and retain appropriate management and technical personnel, our ability to develop our business could be harmed.

        Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Vice President, Sales and Marketing; Wei-shin Tsay, our senior Vice President of Product Development; Anita Ho, our Acting Chief Financial Officer and Corporate Controller; and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

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

        Because we plan to introduce new products and product enhancements, we must effectively transfer production information from our product development department to our manufacturing group and coordinate our efforts with those of our suppliers to rapidly achieve volume production. In our experience, our yields have been lower during the early stages of introducing new product to manufacturing. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

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

        To expand the range of our proprietary technologies and products, we may acquire complementary businesses, technologies or products, if appropriate opportunities arise. For example, in 2004 we acquired the photonics division of Ritek Corporation. We may be unable to identify other suitable acquisitions at reasonable prices or on reasonable terms, or consummate future acquisitions or other investments, any of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of the photonics division of Ritek Corporation or of any other company or acquisition that we may make. Similarly, we may not be able to attract or retain key management, technical or sales personnel of any other companies that we acquire or from which we acquire assets. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

If our common stock is not relisted on the Nasdaq National Market, we will be subject to certain provisions of the California General Corporation Law that may affect our charter documents and result in additional expenses.

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. As a result, we may become subject to certain sections of the California General Corporation Law that would affect our charter documents if our common stock is not returned to being listed on the Nasdaq National Market. For example, we may not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders may have dissenting stockholder rights under both California and Delaware law. Any of these changes to our charter documents would result in additional expense as we would have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

If we are unable to maintain our listing on the Nasdaq SmallCap Market, the price and liquidity of our common stock may decline.

        There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market, including a continued minimum bid price of $1.00 per share. If the closing bid price of our common stock falls and remains below $1.00 for 30 consecutive days as it has for significant periods of time in the past, our common stock may not remain listed on the Nasdaq SmallCap Market. If we fail to maintain continued listing on the Nasdaq SmallCap Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for our common stock.

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

        Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued, and as the market further develops and participants in our industry obtain additional intellectual property protection, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we have and we may continue to enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products, which incorporate the challenged intellectual property, and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

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

        For the years ended December 31, 2004, 2003 and 2002, sales to customers located outside of North America were 13.0%, 10.0%, and 9.6% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

Outbreaks of diseases pose a risk to the Company’s business.

        In the past, outbreaks of Severe Acute Respiratory Syndrome, or SARS, and of the bird flu have developed into an international health concern, especially in Asia. We have manufacturing facilities located in Taiwan and China. A new outbreak of disease such as SARS or the bird flu among our employees in Asia could disrupt our Asian manufacturing operations for an extended period of time, which could limit our ability to supply our products to our customers in sufficient quantities on a timely basis. A shutdown of our Asian facilities due to fear of spread of infection or because of a quarantine could result in our inability to supply our customers. If we are unable to fulfill demand for our products, our relationships with our customers would be harmed and our revenues could be impacted. We also rely on companies in Asia for many of the components necessary to manufacture our products. If our suppliers experience a significant disruption in their businesses as a result of outbreaks, we may not be able to obtain the parts necessary to make our products which could negatively impact our revenues. In addition, if any of our customers experiences a significant disruption in their business as a result of outbreaks, they may delay or cancel purchases of our products which could harm our business. Also, certain of our key employees travel to Asia to oversee our Asian operations and to meet with our suppliers and customers. If any of our key employees are infected with diseases such as SARS or the bird flu on such a trip or if these employees are quarantined when they return to the United States, our business could be negatively impacted. These conditions and uncertainties make it difficult for us, our suppliers and our customers to accurately forecast and plan future business activities.

Because our manufacturing operations are located in active earthquake fault zones in California and Taiwan, and our Taiwan location is susceptible to the effects of a typhoon, we face the risk that a natural disaster could limit our ability to supply products.

        Two of our primary manufacturing operations are located in Sunnyvale, California and Tu-Cheng City, Taiwan, both active earthquake fault zones. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California

January 29, 2005

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$7,499	$2,933
Short-term investments	23,957	32,965
Accounts receivable, net	2,322	2,008
Inventories	3,998	3,408
Prepaid expense and other current assets	653	808

Total current assets	38,429	42,122
Property and equipment, net	5,603	4,459
Other assets	121	362

Total assets	$44,153	$46,943

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,205	$1,501
Accrued expenses	2,437	2,247
Current portion of bank loan	43	--
Accrued excess facility charge	--	576

Total current liabilities	4,685	4,324
Long-term liabilities:
Bank loan	423	--
Other long-term liabilities	403	294

Total long term liabilities	826	294

Total liabilities	5,511	4,618

Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
38,999,196 and 36,504,356 shares issued and outstanding at
December 31, 2004 and 2003, respectively	39	36
Additional paid-in-capital	108,406	104,875
Receivables from stockholders	--	(967)
Deferred stock-based compensation	--	(966)
Accumulated deficit	(69,849)	(60,506)
Accumulated other comprehensive Income/(loss)	46	(147)

Total stockholders' equity	38,642	42,325

Total liabilities and stockholders' equity	$44,153	$46,943

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues	$14,558	$11,470	$13,113
Cost of revenues	13,174	9,720	16,185

Gross profit (loss)	1,384	1,750	(3,072)

Operating expenses:
Research and development	5,555	5,562	7,299
Sales and marketing	2,048	1,997	2,870
General and administrative	3,422	3,410	4,494
Excess facility charges	--	--	1,840
Asset impairment charge	331	--	--

Total operating expenses	11,356	10,969	16,503

Loss from operations	(9,972)	(9,219)	(19,575)
Interest and other income, net	629	700	1,130

Loss before income taxes	(9,343)	(8,519)	(18,445)
Income tax benefit	--	--	167

Net loss	(9,343)	(8,519)	(18,278)

Net loss per share:
Basic and diluted	$(0.24)	$(0.24)	$(0.53)

Shares used in computing net loss per share:
Basic and diluted	38,590	35,612	34,679

Included in costs and expenses above:
Stock based compensation charges
Cost of revenues	$(5)	$64	$(376)
Research and development	240	484	681
Sales and marketing	35	106	(64)
General and administrative	16	250	829

Total	$286	$904	$1,070

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(9,343)	$(8,519)	$(18,278)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,731	1,126	1,696
Amortization of stock based compensation	286	904	1,070
Impairment of property and equipment	331	--	972
Provision for inventory valuation	1,280	192	4,486
Provision (credit) for doubtful accounts and sales returns	(196)	96	--
Excess facility charge	--	--	1,840
Interest income receivable	--	(24)	(66)
Changes in assets and liabilities:
Accounts receivable	(118)	(982)	1,519
Inventories	(1,598)	(785)	90
Prepaid expenses and other assets	635	1	347
Accounts payable	704	842	(740)
Accrued expenses and facility charges	(430)	(193)	263
Other long-term liabilities	109	(529)	134

Net cash used in operating activities	(6,609)	(7,871)	(6,667)

Cash flows from investing activities:
Purchase of short-term investments	(55,187)	(74,888)	(90,194)
Proceeds from sales and maturities of short-term investments	64,155	80,039	96,644
Cash from asset acquistion	1,500	--	--
Purchase of property and equipment	(879)	(272)	(806)

Net cash provided by investing activities	9,589	4,879	5,644

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	534	283	177
Proceeds from the exercise of common stock options	100	90	30
Proceeds from repayment of notes receivable	532	693	226
Net borrowing under bank loan	466	--	--

Net cash provided by financing activities	1,632	1,066	433

Effect of exchange rate changes on cash and cash equivalents	(46)	--	1

Net increase (decrease) in cash and cash equivalents	4,566	1,926)	(589)
Cash and cash equivalents at beginning of year	2,933	4,859	5,448

Cash and cash equivalents at end of year	$7,499	$2,933	$4,859

Supplemental cash flow information:
Issuance of common stock in connection with asset
acquisition	$(4,015)	$--	$--
Fair value of assets acquired	$2,559	$--	$--
Liability assumed	$(44)	$--	$--

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder’s Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Receivables From Stockholders	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income/(Loss)
Balance at December 31, 2001	35,409	$35	$108,755	$(1,934)	$(7,261)	$(33,709)	$(121)	$65,765
Issuance of Common Stock
upon exercise of options	80	--	30	--	--	--	--	30
Issuance of Common Stock upon
Purchase of ESPP	254	--	177	--	--	--	--	177
Interest of notes receivable	--	--	--	(66)	--	--	--	(66)
Repayment of notes receivable	--	--	--	226	--	--	--	226
Stock repurchased	(163)	--	(138)	138	--	--	--	--
Deferred stock-based compensation	--	--	(1,028)	--	1,028	--	--	--
Amortization of deferred
stock-based compensation	--	--	(2,743)	--	3,813	--	--	1,070
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(18,278)	--	(18,278)	$(18,278)
Unrealized loss on
short-term investments	--	--	--	--	--	--	(51)	(51)	(51)
Currency translation adjustments	--	--	--	--	--	--	90	90	90

Comprehensive Loss									$(18,239)

Balance at December 31, 2002	35,580	$35	$105,053	$(1,636)	$(2,420)	$(51,987)	$(82)	$48,963

Issuance of Common Stock
upon exercise of options	219	--	90	--	--	--	--	90
Issuance of Common Stock upon
purchase of ESPP	705	1	282	--	--	--	--	283
Interest of notes receivable	--	--	(24)	--	--	--	(24)
Repayment of notes receivable	--	--	693	--	--	--	693
Deferred stock-based compensation	--	--	(550)	--	550	--	--	--
Amortization of deferred
stock-based compensation	--	--	--	--	904	--	--	904
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(8,519)	--	(8,519)	$(8,519)
Unrealized loss on
short-term investments	--	--	--	--	--	--	(48)	(48)	(48)
Currency translation adjustments	--	--	--	--	--	--	(17)	(17)	(17)

Comprehensive Loss									$(8,584)

Balance at December 31, 2003	36,504	$36	$104,875	$(967)	$(966)	$(60,506)	$(147)	$42,325

Issuance of Common Stock
upon exercise of options	247	1	99	--	--	--	--	100
Issuance of Common Stock upon
purchase of ESPP	1,078	2	532	--	--	--	--	534
Issuance of Common Stock upon
assets acquisition	1,700	1	4,014	4,015
Repayment of notes receivable	(530)	(1)	(434)	967	--	--	--	532
Deferred stock-based compensation	--	--	(680)	--	680	--	--	--
Amortization of deferred
stock-based compensation	--	--	--	--	286	--	--	286
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(9,343)	--	(9,343)	$(9,343)
Unrealized loss on
short-term investments	--	--	--	--	--	--	(40)	(40)	(40)
Currency translation adjustments	--	--	--	--	--	--	233	233	233

Comprehensive Loss									$(9,150)

Balance at December 31, 2004	38,999	$39	$108,406	$--	$--	$(69,849)	$46	$38,642

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

Foreign currency translation

        The Company’s operations through foreign subsidiaries use the local currency as their functional currency. All assets and liabilities of the subsidiaries are translated at rates of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. Gains and losses resulting from foreign currency translation are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are recorded in interest and other income and have not been material.

Cash, cash equivalents and short-term investments

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but less than one year. As of December 31, 2003 and 2004, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.

        The Company’s financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

        The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and cash equivalents to short-term investments. This resulted in a reclassification from cash and cash equivalents to short-term investments of approximately $2.1 million on the December 31, 2003 consolidated balance sheet. Similar reclassifications were made in prior years which resulted in increases in net cash provided by investing activities of approximately $4.9 million and $4.6 million on the Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

        The Company performs credit evaluations of customers’ financial condition. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides more allowances than the Company needs, the Company may reverse a portion of such provisions in future periods based on actual collection experience.

Inventories

        Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Provisions are made for excess and obsolete inventory based on historical usage and management’s estimates of future demand.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $1.7 million in 2004, $1.1 million in 2003 and $1.7 million in 2002.

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

Revenue recognition

        The Company recognizes revenue upon shipment of its products to its customers, provided that the Company has received a purchase order, the price is fixed, collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred. Subsequent to the sale of its products, the Company has no obligation to provide any modification or customization upgrades, enhancements or post contract customer support.

        Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Such adjustments, which are recorded against revenue in the period, could be material.

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

Pro Forma Disclosure Under SFAS No. 123

        Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its stock-based awards under the fair value method. The fair value of these stock-based awards was estimated using the Black-Scholes model. The Company calculated the fair value of each stock-based award on the date of grant using the Black-Scholes model, as prescribed by SFAS No. 123, using the following assumptions and dividend yields of 0% for all years presented:

	Options			ESPP
	Interest Rate	Term	Volatility	Interest Rate	Term	Volatility
2004	3.28 - 3.56%	3 - 4	95.34%	0.93 - 2.34%	0.5	95.34%
2003	1.91 - 2.77%	3 - 4	100.00%	0.96 - 1.01%	0.5	100.00%
2002	2.40 - 3.73%	3 - 4	100.00%	1.23 - 1.34%	0.5	100.00%

        The weighted average fair value on the grant date of options in the years ended December 31, 2004, 2003 and 2002 was $0.91, $0.65, and $0.39 respectively. The weighted average fair value of the employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan (ESPP) plan during 2004, 2003, and 2002 was $0.19, $1.66 and $0.28, respectively. No employee stock purchase rights were granted in 2000.

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(9,343)	$(8,519)	$(18,278)

Add: Stock-based employee compensation expense included
in reported net loss	286	904	1,070
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(1,172)	(1,690)	(1,915)

Pro forma net loss	$(10,229)	$(9,305)	$(19,123)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.24)	$(0.24)	$(0.53)
Pro forma	$(0.27)	$(0.26)	$(0.55)

Net loss per share

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans, and the weighted average number of common shares outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

Comprehensive income (loss)

        Comprehensive income (loss) is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) consists of cumulative translation adjustments and unrealized gain (loss) on short-term investments and is disclosed in the consolidated statements of stockholders’ equity.

2. Balance Sheet Components

	December 31,
	2004	2003
Cash and cash equivalents:
Cash	$6,469	$939
Government agencies' discount notes	441	674
Money market instruments and funds	589	1,320

	$7,499	$2,933

Accounts receivable, net:
Accounts receivable	$2,465	$2,614
Less: Allowance for doubtful accounts and sales returns	(143)	(606)

	$2,322	$2,008

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$606	$687
Change	(196)	96
Utilized	(267)	(177)

Balance at end of year	$143	$606

Inventories:
Finished goods	$840	$536
Work-in-process	1,356	1,383
Raw materials	1,802	1,489

	$3,998	$3,408

Accrued expenses:
Accrued compensation costs	$1,246	$746
Accrued professional fees	316	468
Other accruals	875	1,033

	$2,437	$2,247

Other long-term liabilities:
Accrued pension liability	$383	$294
Other liabilities	20	--

	$403	$294

Accumulated other comprehensive Income/(Loss):
Cumulative translation adjustments	$107	$(126)
Unrealized loss on short-term investments	(61)	(21)

	$46	$(147)

3. Marketable Securities

	December 31, 2004				December 31, 2003

	Available-for-Sale Securities				Available-for-Sale Securities

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$681	$--	$--	$681	$676	$--	$--	$676
Auction rate securities	5,100	--	--	5,100	4,240	--	(2)	4,238
US Treasury and Federal
Agency Securities	13,441	--	(40)	13,401	9,999	--	--	9,999
Corporate bonds	5,825	--	(21)	5,804	19,421	--	(19)	19,402

Total available-for-sale	$25,047	$--	$(61)	$24,986	$34,336	$--	$(21)	$34,315
securities
Included in:
Cash and cash equivalents				$1,029				$1,350
Short-term investments				23,957				32,965

Total				$24,986				$34,315

        Approximately $0.4 million of the short term investments above are pledged as collateral for a stand-by letter of credit issued by a commercial bank.

4. Property and Equipment, Net:

	December 31,
(in thousands)	2004	2003
Machinery and equipment	$8,901	$6,616
Furniture and fixtures	412	459
Leasehold improvements	640	816
Building and equipment prepayments	944	844

	$10,897	$8,735
Less: Accumulated depreciation	(5,294)	(4,276)

Total property and equipment, net	$5,603	$4,459

        During the fourth quarter of 2004, the Company wrote off $0.3 million of certain non production-related transceiver equipment that was no longer being utilized.

        In 2002, certain of the Company’s equipment and machinery located in Taiwan for the production of its fused fiber products were determined to be non-functional or damaged. Accordingly, the Company wrote off $1.0 million within cost of revenues in the year ended December 31, 2002 for this equipment and machinery.

5. Excess Facility Charges

        As a result of the business decline and reduced headcount in the United States, the Company consolidated its operations in the United States from three buildings to two buildings in Sunnyvale, California. As a consequence, the Company recorded excess facility charges of $1.8 million during 2002, comprised of $1.6 million of non-cancelable lease payments and $0.2 million of fixed assets written-off. Cash payments in 2004 and 2003 amounted to $0.6 million and $1.0 million respectively.

6. Income Taxes

The components of loss before income taxes are as follows:

	Years Ended December 31,
(in thousands)	2004	2003	2002
Loss subject to domestic income taxes only	$(6,717)	$(7,755)	$(16,014)
Loss subject to foreign income taxes only	(2,626)	(764)	(2,431)

	$(9,343)	$(8,519)	$(18,445)

The income tax provision (benefit) is composed of the following:

	Years Ended December 31,
(in thousands)	2004	2003	2002
Current
Federal	$--	$--	$(175)
State	--	--	2
Foreign	--	--	6

	--	--	(167)
Deferred	--	--	--

Total provision (benefit)	$--	$--	$(167)

The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate

	Years Ended December 31,
	2004	2003	2002
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax	(5.0)	(5.5)	(5.8)
Stock compensation	1.0	4.7	2.4
Research and development credits	(0.8)	(4.5)	(2.0)
Valuation allowance	38.5	39.3	39.5
Other	0.3	--	(1.0)

Effective tax rate	0.0%	0.0%	(0.9)%

Deferred tax assets consisted of the following:

	Years Ended December 31,
(in thousands)	2004	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$15,969	$11,997	$8,940
Credit carryforwards	2,029	1,849	1,466
Depreciation	491	790	1,486
Accruals and allowances	1,010	1,267	1,846

	19,499	15,903	13,738
Less: valuation allowances	(19,499)	(15,903)	(13,738)

Net deferred tax assets	$--	$--	$--

	Years Ended December 31,
(in thousands)	2004	2003	2002
Valuation allowances on deferred tax assets:
Balance at beginning of year	$15,903	$13,738	$6,125
Addition	3,596	2,165	7,613
Utilized	--	--	--

Balance at end of year	$19,499	$15,903	$13,738

        Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets.

        As of December 31, 2004, the Company had net operating loss carryforwards of approximately $40.5 million for federal and $22.2 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2011 for state purposes.

        As of December 31, 2004, the Company had research credit carryforwards of approximately $1.1 million and $0.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2021. The California tax credit can be carried forward indefinitely.

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

7. Net Loss Per Share

        The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net loss attributable to common stockholders	$(9,343)	$(8,519)	$(18,278)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	38,665	35,849	35,479
Less: Weighted average of shares subject to repurchase right	(75)	(237)	(800)

Basic and diluted	38,590	35,612	34,679

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.24)	$(0.24)	$(0.53)

        The following outstanding options were excluded from the computation of diluted net loss per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2004	2003	2002
Options to purchase common stock and shares
subject to repurchase	4,316	3,835	3,760

8. Stock-based Compensation Plans

1997 Stock Option Plan

        In May 1997, the Company adopted its 1997 Stock Plan under which 3,000,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. During the year ended December 31, 2000, an additional 5,200,000 shares were reserved for issuance under the 1997 Stock Plan. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1997 Stock Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). In November 2000, the 1997 Stock Plan was replaced by the 2000 Stock Incentive Plan.

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

The following table summarizes option activity under the Plans:

		Options Outstanding		Weighted Average
	Available for Grant	Number of Shares	Exercise Price	Exercise Price
Balance at December 31, 2001	2,360,050	3,652,949	$0.05 - $6.38	$1.79

Additional shares reserved	--	--
Granted	(632,900)	632,900	$0.40 - $0.70	$0.56
Canceled	733,350	(1,245,791)	$0.20 - $6.38	$2.12
Exercised	--	(80,200)	$0.20 - $1.00	$0.37
Balance at December 31, 2002	2,460,500	2,959,858	$0.20 - $6.38	$1.42

Additional shares reserved	1,700,000	--
Granted	(1,356,300)	1,356,300	$0.45 - $1.81	$1.25
Canceled	290,850	(499,567)	$0.20 - $6.38	$2.45
Exercised	--	(218,300)	$0.20 - $2.00	$0.41
Balance at December 31, 2003	3,095,050	3,598,291	$0.20 - $6.38	$1.27

Additional shares reserved	2,002,133	--
Granted	(1,311,300)	1,311,300	$0.81 - $0.96	$0.91
Canceled	322,833	(421,291)	$0.40 - $6.38	$1.84
Exercised	--	(247,217)	$0.05 - $2.00	$0.40
Balance at December 31, 2004	4,108,716	4,241,083	$0.05 - $6.38	$1.16

Information relating to stock options outstanding at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	148,000	4.49	$0.20	148,000	$0.20
$0.40– $0.63	532,400	8.08	$0.52	293,403	$0.50
$0.70– $1.00	2,432,450	7.57	$0.88	889,632	$0.84
$1.56– $2.50	949,000	8.23	$1.68	385,511	$1.83
$4.00– $5.75	149,333	5.79	$4.57	149,333	$4.57
$6.38	29,900	5.98	$6.38	29,844	$6.38
	4,241,083	7.60	$1.16	1,895,723	$1.32

        Options exercisable as of December 31, 2004, 2003, and 2002 were 1,895,723, 1,468,725, and 474,092 at an average exercise price of $1.32, $1.43, and $0.49 per share, respectively.

Receivables from Stockholders

        On various dates during the year ended December 31, 2000, 2,935,000 options were exercised prior to being vested by certain officers of the Company for a total of $1.95 million in notes payable to the Company. These exercised shares are subject to rights of repurchase by the Company until such shares are vested. The notes are full recourse, have a four-year term, and bear interest at rates ranging from 6.5% to 7.0% per annum. The number of shares of common stock subject to repurchase was 570,833 and 170,833 as of December 31, 2002 and 2003, respectively. On August 25, 2004, the Company purchased an aggregate of 530,000 shares from two officers at the market price of $0.82 per share. The proceeds received by the officers for the shares were applied against amounts owed to the Company by the officers. All notes payable to the Company are paid in full.

Employee Stock Purchase Plan

        In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Plan”). The Company reserved 1,500,000 shares of common stock for issuance under the Plan. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 1,077,623, 705,185 and 253,647 shares were issued under the Plan in 2004, 2003 and 2002, respectively.

        There were 703,092 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2004.

Stock-based Compensation under APB Opinion No. 25

        During the years ended December 31, 2004, 2003 and 2002, the Company recorded stock based compensation expense of $0.3 million, $0.9 million and $1.1 million, respectively. This compensation expense represents the difference between the exercise price of common stock options and the deemed fair value for financial statement reporting purposes of the Company’s common stock on the option grant date. Deferred compensation is being amortized using the graded vesting method, in accordance with FIN No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four.

SFAS No. 123 Compensation to Consultants

        The Company did not grant any options or shares to consultants in the years ended December 31, 2004 and 2003. In the year ended December 31, 2002, the Company granted options to purchase 10,000 shares of common stock to an advisor at an exercise price of $0.40 per share. These options were fully vested in 2004. The Company is required to record the change in the fair value of these options at each reporting date prior to vesting and then finally at the vesting date of the option. Amortization of the deferred stock-based compensation balance amounted to $0.2 million for the year ended December 31, 2002.

9. Concentrations of Certain Risks

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

        At December 31, 2004, two customers accounted for 11% and 10% of the Company’s accounts receivable, respectively. At December 31, 2003, two customers accounted for 14% and 13% of the Company’s accounts receivable, respectively.

        One customer accounted for 11% of our revenues in the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2002, no individual customer accounted for 10% or more of the Company’s revenues.

        Certain components used in manufacturing the Company’s products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

10. Acquisition of Assets

        In January 2004, the Company acquired substantially all of the assets of Taiwan-based Ritek Corporation’s photonics business unit. Through this transaction, the Company acquired certain assets and assumed certain pension liabilities. The Company also received $1.5 million in cash from Ritek.

        The total purchase price was approximately $4.0 million, which consisted of the issuance of 1.7 million shares of the Company’s common stock. The purchase price was allocated as follows (in thousands):

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

        The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues
United States	$13,055	$10,702	$12,701
Taiwan	1,503	768	412

	$14,558	$11,470	$13,113

	Years Ended December 31,
	2004	2003	2002
Revenues
Optical path multiplexing solution	$10,628	$9,104	$11,989
Dense wave division multiplexer	3,930	2,366	1,124

	$14,558	$11,470	$13,113

	December 31,
	2004	2003
Property and Equipment
United States	$748	$1,225
Taiwan	3,940	2,550
China	915	684

	$5,603	$4,459

12. Commitments and Contingencies

        Litigation: From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

        Indemnification and Product Warranty: The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements. To date, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

        The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues.

        Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2010. Total lease expenses under these operating leases were approximately $1.0 million, $1.2 million and $1.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Total future minimum lease payments under operating leases as of December 31, 2004 are summarized below (in thousands):

Years ending December 31,
2005	$629
2006	649
2007	435
2008	409
2009	422
2010 and after	238

Total	$2,782

        Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of December 31, 2004. The letter of credit is collateralized by short term investments of $0.4 million.

13. Bank Loan

        In November 2004, the Company entered into a ten year loan of $0.5 million in Taiwan with a fixed interest rate of 2.3% for the first two years. The loan is secured by the Company’s building in Taiwan. The net book value of the building was $0.8 million as of December 31, 2004.

Payments due under the bank loan as of December 31, 2004 are as follows (in thousands):

Years ending December 31,
2005	$53
2006	56
2007	56
2008	56
2009	56
2010 and after	273

Total payment	550
Less: Amounts representing interest	(84)

Present value of net remaining payments	466
Less: current portion	(43)

Long-term portion	$423

14. Related Party Transactions

        As of March 3, 2005, Foxconn Holding Limited was a holder of 20.5% of the Company’s common stock. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.3 million in the year ended December 31, 2004. Purchases of raw materials from Hon Hai Precision Company Limited were $1.4 million in the year ended December 31, 2004. Amounts due from Hon Hai Precision Company Limited were $0.3 million at December 31, 2004. Amounts due to Hon Hai Precision Company Limited were $0.6 million at December 31, 2004.

15. Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. ” EITF 03-1 provides guidance for identifying impaired investments and new disclosure requirements for investments that are deemed to be temporarily impaired. On September 30, 2004, the FASB issued a final staff position EITF Issue No. 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. Quantitative and qualitative disclosures required by EITF 03-1 remain effective and have been adopted for the Company’s fiscal 2004 financial statements. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when formal guidance is released.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2007. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29". SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the date of issuance of SFAS 153. The Company does not believe the impact of adoption of SFAS 153 will be significant to the overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based compensation to employees at fair value. SFAS 123R will be effective for all interim fiscal periods beginning after June 15, 2005, and thus will be effective for the Company beginning the third quarter of 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

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

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

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

Item 8B. Other Information

      Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders to be held on May 20, 2005 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

        The Company’s Board of Directors adopted a Code of Ethics for all of its directors and officers on March 24, 2004. The Company’s Code of Ethics is available on the Company’s website at http://www.afop.com. To date, there have been no waivers under the company’s Code of Ethics. The Company will post any waivers, if and when granted, under its Code of Ethics on the Company’s website at http://www.afop.com.

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

Equity Compensation Plan Information

        Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2004:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	4,241,083	(1)	$1.16	4,811,808	(2)
Equity compensation plans not
approved by security holders	-		-	-

Total	4,241,083		$1.16	4,811,808

(1)     Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan. Options to purchase shares of the Company’s Common Stock are no longer granted under the 1997 Stock Plan.

(2)     Includes:

    (a)        4,108,716 of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

    (b)        703,092 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on the first day of the Company’s fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

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

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to the Company's Form 10-K for the year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.2#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.3	Lease Agreement dated April 6, 1999 by and between North Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.4	Lease dated June 26, 2000 by and between Renault & Handley Employees Investment Co. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.5#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.6#	Alliance Fiber Optic Products, Inc. Amended and Restated 2000 Employee Stock Purchase Plan.
10.7#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.8#	Form of Full Recourse Promissory Note (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

Exhibit Number	Description of Document
10.9#	Full Recourse Promissory Note dated May 1, 2002 between the Company and Wei-Shin Tsay (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002).
10.10#	Lease Agreement dated April 5, 2004 by and between Moffett Office Park Investors LLC and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.13 to Company's Quarterly Report on Form 10-QSB for period ended June 30, 2004).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 56 of this Form 10-KSB)
31.1	RRule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

_________________
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-KSB and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference. # Indicates management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the information under the caption "Ratification of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services" and "Pre-Approval Policies and Procedures" contained in the Proxy Statement.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: March 24, 2005
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

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer	March 24, 2005
Peter C. Chang	(Principal Executive Officer) and
Chairman
/s/ Anita K. Ho	Acting Chief Financial Officer	March 24, 2005
Anita K. Ho	(Principal Financial and Accounting
Officer)
/s/ Richard Black	Director	March 24, 2005
Richard Black

/s/ Gwong-Yih Lee	Director	March 24, 2005
Gwong-Yih Lee

/s/ Ray Sun	Director	March 24, 2005
Ray Sun

/s/ James C. Yeh	Director	March 24, 2005
James C. Yeh

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to Company's 10-K for year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.2#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.3	Lease Agreement dated April 6, 1999 by and between North Pastoria Partners and the Company (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.4	Lease dated June 26, 2000 by and between Renault & Handley Employees Investment Co. and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.5#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.6#	Alliance Fiber Optic Products, Inc. Amended and Restated 2000 Employee Stock Purchase Plan.
10.7#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.8#	Form of Full Recourse Promissory Note (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

Exhibit Number	Description of Document
10.9#	Full Recourse Promissory Note dated May 1, 2002 between the Company and Wei-Shin Tsay (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2002).
10.10#	Lease Agreement dated April 5, 2004 by and between Moffett Office Park Investors LLC and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.13 to Company's Quarterly Report on Form 10-QSB for period ended June 30, 2004).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 56 of this Form 10-KSB)
31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

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