Form 10QSB
period 2005-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2005-05-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(408) 736-6900

(Issuer's telephone number)

_________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
On May 6, 2005, 39,350,176 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED MARCH 31, 2005

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	Mar. 31, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,792	$7,499
Short-term investments	26,337	23,957
Accounts receivable, net	2,550	2,322
Inventories, net	3,644	3,998
Prepaid expense and other current assets	708	653

Total current assets	37,031	38,429

Property and equipment, net	5,508	5,603
Other assets	124	121

Total assets	$42,663	$44,153

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,170	$2,205
Accrued expenses	1,958	2,437
Current portion of bank loan	43	43

Total current liabilities	4,171	4,685
Other long-term liabilities
Bank loan	420	423
Other long-term liabilities	397	403

Total long term liabilities	817	826

Total liabilities	4,988	5,511

Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
39,027,746 and 38,999,196 shares issued and outstanding at
March 31, 2005 and December 31, 2004, respectively	39	39
Additional paid-in-capital	108,421	108,406
Accumulated deficit	(70,661)	(69,849)
Accumulated other comprehensive Income/(loss)	(124)	46

Stockholders' equity	37,675	38,642

Total liabilities and stockholders' equity	$42,663	$44,153

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended Mar. 31,
	2005	2004
Revenues	$5,006	$2,989
Cost of revenues	4,075	3,114

Gross profit (loss)	931	(125)

Operating expenses:
Research and development	952	1,531
Sales and marketing	574	490
General and administrative	750	901

Total operating expenses	2,276	2,922

Loss from operations	(1,345)	(3,047)
Interest and other income, net	533	241

Net loss	$(812)	$(2,806)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)

Shares used in computing net loss per share:
Basic and diluted	39,017	37,801

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$--	$14
Research and development	--	92
Sales and marketing	--	15
General and administrative	--	8

Total	$--	$129

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Three Months Ended Mar. 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(812)	$(2,806)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	391	501
Disposal of property and equipment	7	--
Amortization of stock-based compensation	--	129
Provision for inventory valuation	(27)	243
Changes in assets and liabilities:
Accounts receivable	(228)	448
Inventories	381	(652)
Prepaid expenses and other current assets	(55)	20
Accounts payable	(35)	130
Accrued expenses	(479)	(378)
Other assets	(3)	--
Other long-term liabilities	(3)	9

Net cash used in operating activities	(863)	(2,356)

Cash flows from investing activities:
Purchase of short-term investments	(2,700)	(17,973)
Proceeds from sales and maturities of short-term investments	350	18,137
Cash from asset acquistion	--	1,500
Purchase of property and equipment	(268)	(281)

Net cash provided by or used in investing activities	(2,618)	1,383

Cash flows from financing activities:
Proceeds from the exercise of common stock options	15	48
Proceeds from the repayment of notes receivable	--	304
Repayment of bank borrowings	(9)	--

Net cash provided by financing activities	6	352

Effect of exchange rate changes on cash and cash equivalents	(232)	--

Net decrease in cash and cash equivalents	(3,707)	(621)
Cash and cash equivalents at beginning of period	7,499	2,933

Cash and cash equivalents at end of period	$3,792	$2,312

Supplemental non cash flow information:
Issuance of common stock in connection with asset acquisition	$--	$(4,015)
Fair value of assets acquired	$--	$2,559
Liability assumed	$--	$(44)

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

Basis of presentation

        The condensed consolidated financial information as of March 31, 2005 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future periods.

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

Cash and Cash Equivalents

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value.

Concentrations of Risk

        Our DWDM-related products contributed revenues of $1.7 million and $0.7 million for the quarters ended March 31, 2005 and March 31, 2004, respectively. In the quarters ended March 31, 2005 and March 31, 2004, our top 10 customers comprised 62.2% and 52.7% of our revenues, respectively. For the three months ended March 31, 2005, two customers accounted for 15.6% and 11.0% of our total revenues, respectively. For the three months ended March 31, 2004, no customer accounted for 10% or more of revenues.

2. Recent Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01 The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe that the adoption of this statement will have a material effect on the Company’s results of operation and financial position.

        In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This may lead to substantial additional compensation expense. Note 4 entitled Stock-Based Compensation included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three months ended March 31, 2005 and 2004.

        On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Stock-based Compensation

        The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In addition, the Company complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and EITF Issue No. 96-18, which require the award to be recorded at its fair value.

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2005	2004
Net loss, as reported:	$(812)	$(2,806)
Add: Stock-based employee compensation expense included
in reported net income	--	129
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(225)	(352)

Pro forma net loss:	$(1,037)	$(3,029)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.02)	$(0.07)
Pro forma	$(0.03)	$(0.08)
Shares used in EPS calculation (basic and diluted)	9,017	37,801

4. Inventories, net (in thousands)

	Mar. 31, 2005	Dec. 31, 2004

Finished goods	$ 897	$ 840
Work-in-process	1,640	1,356
Raw materials	1,107	1,802

	$3,644	$3,998

5. Net Loss Per Share

        Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares are composed of shares of common stock subject to repurchase and common stock issuable upon the exercise of stock options. As the Company is in a net loss position, diluted net loss per share is the same as basic net loss per share for all periods presented as the effect of potential common shares would be anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(812)	$(2,806)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	39,017	37,951
Less: Weighted average of shares subject to repurchase	--	(150)

Basic and diluted	39,017	37,801

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)

        All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Options to purchase common stock and
shares subject to repurchase	4,213	3,632

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(812)	$(2,806)
Cumulative translation adjustments	(200)	(18)
Unrealized gain (loss) on short-term investments	30	15

Total comprehensive loss	$(982)	$(2,809)

7. Commitments and Contingencies

        Litigation: From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

        Indemnification and Product Warranty: The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

        The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues.

        Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2010.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Nine months ending December 31, 2005	$490
Years ending December 31,:
2006	655
2007	436
2008	409
2009	421
2010 and after	239

Total	$2,650

        Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of March 31, 2005. The letter of credit is collateralized by short term investments of $0.4 million and there is currently no outstanding balance.

8. Bank Loan

        In November 2004, the Company entered into a ten year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan's prime rate for the remaining years. The loan is secured by the Company’s building in Taiwan. The net book value of the building was $0.8 million as of March 31, 2005.

Payments due under the bank loan as of March 31, 2005 are as follows (in thousands):

Nine months ending December 31, 2005	$40
Years ending December 31,:
2006	57
2007	57
2008	57
2009	57
2010 and after	277

Total payment	545
Less: Amounts representing interest	(82)

Present value of net remaining payments	463
Less: current portion	(43)

Long-term portion	$420

9. Related Party Transactions

        As of March 31, 2005, Foxconn Holding Limited was a holder of 20.5% of the Company’s common stock based on share ownership information set forth in schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.2 million in the quarter ended March 31, 2005. Purchases of raw materials from Hon Hai Precision Company Limited were $0.5 million in the quarter ended March 31, 2005. Amounts due from Hon Hai Precision Company Limited were $0.3 million at March 31, 2005. Amounts due to Hon Hai Precision Company Limited were $0.8 million at March 31, 2005.

10. Acquisition of Assets

        In January 2004, we acquired substantially all of the assets of Taiwan-based Ritek Corporation’s photonic business unit. Through this transaction, we acquired certain assets that we believe will enable the Company to complement its existing family of products and assumed certain pension liabilities. In addition, the Company received $1.5 million in cash from Ritek. The assets were acquired by means of a purchase for shares of the Company’s common stock. The results of operation of Ritek are included in the accompanying statement of operations as of the date of acquisition.

        The total purchase price was approximately $4.0 million, which consisted of the issuance of 1.7 million shares of the Company’s common stock. The purchase price was allocated as follows (in thousands):

Cash	$1,500
Inventory	272
Prepaid lease facilities	239
Pension liability assumed	(44)

Total	$1,967

        Prepaid lease facilities are being amortized over twenty-four months (length of the prepaid lease).

11. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues
United States	$4,636	$2,802
Taiwan	370	187

	$5,006	$2,989

	Three Months Ended March 31,
	2005	2004
Revenues
Optical path multiplexing solution	$3,152	$2,336
Dense wave division multiplexer	1,854	653

	$5,006	$2,989

	Three Months Ended March 31,
	2005	2004
Property and Equipment
United States	$703	$748
Taiwan	3,883	3,940
China	922	915

	$5,508	$5,603

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, net and operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our plans for a reverse stock split, our employee relations, the adequacy of our internal controls, the effect of recent accounting pronouncements and our critical accounting policies and estimates. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq SmallCap Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Item 6, “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-KSB, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2004.

        The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

        Management’s discussion and analysis or plan of operation is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-KSB, for the year ended December 31, 2004.

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

        Our DWDM-related products contributed revenues of $1.7 million and $0.7 million for the quarters ended March 31, 2005 and March 31, 2004, respectively. In the quarters ended March 31, 2005 and March 31, 2004, our top 10 customers comprised 62.2% and 52.7% of our revenues, respectively. For the three months ended March 31, 2005, two customers accounted for 15.6% and 11.0% of our total revenues, respectively. For the three months ended March 31, 2004, no customer accounted for 10% or more of revenues.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation was being amortized using the graded vesting method, under which each option grant was separated into portions based on its vesting terms which resulted in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance was fully amortized on an accelerated basis by December 1, 2004.

        In January 2004, we completed the purchase of the assets of Taiwan-based Ritek Corporation’s photonic business unit in exchange for 1.7 million shares of our common stock. The total purchase price was $4.0 million, including $1.5 million in cash from Ritek. The unit is located in Hsin Chu Industrial Park, Taiwan.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Cost of revenues:	81.4	104.2

Gross profit (loss)	18.6	(4.2)
Operating expenses:
Research and development:	19.0	51.2
Sales and marketing:	11.4	16.4
General and administrative:	15.0	30.1

Total operating expenses	45.4	97.7
Loss from operations	(26.8)	(101.9)
Interest and other income, net	10.6	8.1

Loss before income taxes	(16.2%)	(93.8%)

        Revenues. Revenues were $5.0 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively. Revenues increased 67.5% in the quarter ended March 31, 2005 from the same period in 2004 primarily due to increased volume shipments of our Fiber to the Premise (FTTP) and Compact Coarse Wavelength Division Multiplexing (CCWDM) products which were somewhat offset by decreasing average selling prices. Revenues from our xWDM-related products were $1.7 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively.

        Cost of Revenues. Cost of revenues was $4.1 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively. Cost of revenues as a percentage of revenues decreased to 81.4% for the three months ended March 31, 2005 from 104.2% for the three months ended March 31, 2004. Cost of revenues for the period ended March 31, 2005 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products. Cost of revenues for the period ended March 31, 2004 was impacted by inventory charges to reflect lower of cost or market write downs due to lower average sales prices and provision for excess and obsolete materials resulting from a reduction in demand for one DWDM product line which resulted in a charge of $0.2 million.

        Gross Profit (Loss). Gross profit (loss) changed to a gross profit of $0.9 million, or 18.6% of revenues, for the three months ended March 31, 2005 from a gross loss of $0.1 million, or negative 4.2% of revenues, for the same period in 2004. For the period ended March 31, 2005, higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin figure. The reasons for the gross loss for the period ended March 31, 2004 were due to lower average selling prices for our products, especially for one DWDM product line, and additional inventory charges.

        We expect our gross profit as a percentage of revenues to improve in the near term due to higher production volumes which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption. We had approximately $1.5 million in xWDM-related net inventory and $2.1 million in OPMS-related net inventory on hand at March 31, 2005. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory provisions in future periods if demand for our products decrease below our forecasted levels.

        Research and Development Expenses. Research and development expenses decreased to $1.0 million for the three months ended March 31, 2005 from $1.5 million for the same period in 2004. The decrease was primarily due to reduced material expenses. As a percentage of revenues, research and development expenses decreased to 19.0% in the three months ended March 31, 2005 from 51.2% for the same period in 2004. We expect research and development expenses on our product development efforts to decline slightly in the near term.

        Sales and Marketing Expenses. Sales and marketing expenses increased to $0.6 million for the three months ended March 31, 2005 from $0.5 million for the same period in 2004. The increase was primarily due to marketing expenses related to trade shows. As a percentage of revenues, sales and marketing expenses decreased to 11.4% in the three months ended March 31, 2005 from 16.4% in the three months ended March 31, 2004. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade show activities.

        General and Administrative Expenses. General and administrative expenses decreased to $0.8 million for the three months ended March 31, 2005 from $0.9 million for the same period in 2004. As a percentage of revenues, general and administrative expenses decreased to 15.0% in the three months ended March 31, 2005 from 30.1% for the same period in 2004. We expect to maintain general and administrative expenses at the same level as the first three months of 2005 with the exception of professional and legal services which we expect will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Stock-Based Compensation. Total stock based compensation decreased to $0 for the three months ended March 31, 2005 from $0.1 million for the same period in 2004. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 1, 2004.

        Interest and Other Income, Net. Interest and other income, net, was $0.5 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively. For the period ended March 31, 2005, we received a one-time tax refund payment from the Taiwan government of $0.1 million.

Liquidity and Capital Resources

        At March 31, 2005, we had cash and cash equivalents of $3.8 million and short-term investments of $26.3 million.

        Net cash used in operating activities was $0.9 million for the three months ended March 31, 2005 and was primarily due to our net loss of $0.8 million.

        Cash used in investing activities was $2.6 million for the three months ended March 31, 2005 and cash generated in investing activities was $1.4 million for the three months ended March 31, 2004. In the three months ended March 31, 2005, we spent a net $2.4 million for the purchase of short-term securities, and we used $0.3 million for property and equipment. In the three months ended March 31, 2004, we received net $0.2 million from the sale of short-term securities and $1.5 million from the asset acquisition from Ritek, and we used $0.3 million for property and equipment.

        Cash generated by financing activities was $6,000 and $0.4 million for the three months ended March 31, 2005 and 2004, respectively, resulting from proceeds from exercise of options to purchase common stock, repayment of notes receivable, and repayment of bank borrowings. For the three months ended March 31, 2004, proceeds from the repayment of notes receivable were $0.3 million.

        We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

        Our corporate headquarters are in Sunnyvale, California where we lease the facilities from a third party. The lease has a six-year term commencing on July 22, 2004, the facility is 34,800 square feet and the current monthly rent that we pay is $29,928.

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

Recent Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF No. 03-01 The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not believe that the adoption of this statement will have a material effect on the Company’s results of operation and financial position.

        In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This may lead to substantial additional compensation expense. Note 4 entitled Stock-Based Compensation included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the three months ended March 31, 2005 and 2004.

        On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R), which could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $0.8 million and $2.8 million in the first quarter of fiscal 2005 and 2004, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of March 31, 2005, we had an accumulated deficit of approximately $70.7 million.

        Although we continue to experience fluctuating demand for our products, we are hopeful that demand for our products will increase in the future. If this happens, we expect we will incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to achieve and maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

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

        Sales of our OPMS products accounted for over 63% of our revenues in the quarter ended March 31, 2005 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products have fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

We are experiencing fluctuations in market demand due to overcapacity in our industry and an economy that is stymied by international terrorism, war and political instability.

        The United States economy has experienced and continues to experience significant fluctuations in consumption and demand since 2001. During the past few years, telecommunication companies have periodically decreased their spending which has resulted in excess inventory, overcapacity and a decrease in demand for our products. We may experience periodic decreases in the demand for our products due to a weak domestic and international economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of March 31, 2005, we had a total of 59 full-time employees in Sunnyvale, California, 285 full-time employees in Taiwan, and 181 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $1.0 million and $1.5 million for the quarters ended March 31, 2005 and 2004, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        The optical networking component industry has in the past experienced declining average selling prices as a result of increasing competition and greater unit volumes as communication service providers continue to deploy fiber optic networks. Average selling prices are currently decreasing and may continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines may contribute to a decline in our gross margins in the quarter and could impact our results of operations.

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

        We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

We may be unable to successfully integrate acquired businesses or assets with our business, which may disrupt our business, divert management’s attention and slow our ability to expand the range of our proprietary technologies and products.

        To expand the range of our proprietary technologies and products, we may acquire complementary businesses, technologies or products, if appropriate opportunities arise. We may be unable to identify other suitable acquisitions at reasonable prices or on reasonable terms, or consummate future acquisitions or other investments, any of which could slow our growth strategy. We may have difficulty integrating the acquired products, personnel or technologies of any company or acquisition that we may make. Similarly, we may not be able to attract or retain key management, technical or sales personnel of any other companies that we acquire or from which we acquire assets. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

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

        For the year ended December 31, 2004 and the three months ended March 31, 2005, sales to customers located outside of North America were 13.0% and 21.4% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: May 10, 2005

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)