Form 10QSB
period 2005-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2005-08-11
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from to

Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	77-0554122

(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

275 Gibraltar Drive, Sunnyvale, California 94089

(Address of Principal Executive Offices)

(408) 736-6900

(Issuer's telephone number)

_________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

On August 8, 2005, 39,388,177 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2005

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share data)

	Jun. 30, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,379	$7,499
Short-term investments	25,220	23,957
Accounts receivable, net	2,805	2,322
Inventories, net	3,404	3,998
Prepaid expense and other current assets	619	653

Total current assets	36,427	38,429
Property and equipment, net	5,197	5,603
Other assets	145	121

Total assets	$41,769	$44,153

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,685	$2,205
Accrued expenses	2,036	2,437
Current portion of bank loans	74	43

Total current liabilities	3,795	4,685
Other long-term liabilities
Bank loans	541	423
Other long-term liabilities	390	403

Total long term liabilities	931	826

Total liabilities	4,726	5,511

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
39,384,052 and 38,999,196 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively	39	39
Additional paid-in-capital	108,647	108,406
Accumulated deficit	(71,381)	(69,849)
Accumulated other comprehensive Income (loss)	(262)	46

Stockholders' equity	37,043	38,642

Total liabilities and stockholders' equity	$41,769	$44,153

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$5,178	$3,252	$10,184	$6,241
Cost of revenues	4,077	3,185	8,152	6,299

Gross profit (loss)	1,101	67	2,032	(58)

Operating expenses:
Research and development	882	1,472	1,834	3,003
Sales and marketing	560	525	1,134	1,015
General and administrative	713	770	1,463	1,671

Total operating expenses	2,155	2,767	4,431	5,689

Loss from operations	(1,054)	(2,700)	(2,399)	(5,747)
Interest and other income, net	334	143	867	384

Loss before income taxes	(720)	(2,557)	(1,532)	(5,363)
Income tax provision	--	--	--	--

Net loss	$(720)	$(2,557)	$(1,532)	$(5,363)

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.14)

Shares used in computing net loss per share:
Basic and diluted
	39,259	38,702	39,138	38,251

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,532)	$(5,363)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	825	792
Disposal of property and equipment	24	--
Amortization of stock-based compensation	--	216
Impairment/write down in property and equipment	--	37
Provision for inventory	(138)	455
Changes in assets and liabilities:
Accounts receivable	(483)	285
Inventories	732	(596)
Prepaid expenses and other assets	11	85
Accounts payable	(520)	(54)
Accrued expenses	(401)	(774)
Income tax payable	--	(140)
Other long-term liabilities	(12)	33

Net cash used in operating activities	(1,494)	(5,024)

Cash flows from investing activities:
Purchase of short-term investments	(8,349)	(31,898)
Proceeds from sales and maturities of short-term investments	7,130	41,519
Purchase of property and equipment	(430)	(335)
Cash acquired from acquisition	--	1,500

Net cash provided by (used in) investing activities	(1,649)	10,786

Cash flows from financing activities:
Proceeds from issurance of common stock under ESPP	210	361
Proceeds from the exercise of common stock options	31	71
Proceeds from the repayment of notes receivable	--	303
Proceeds from bank borrowings	172	--
Repayment of bank borrowings	(15)	--

Net cash provided by financing activities	398	735

Effect of exchange rate changes on cash and cash equivalents	(375)	--

Net increase (decrease) in cash and cash equivalents	(3,120)	6,497
Cash and cash equivalents at beginning of period	7,499	4,983

Cash and cash equivalents at end of period	$4,379	$11,480

Supplemental non cash flow information:
Issuance of common stock in connection with asset
acquisition	$--	$(4,015)
Fair value of assets acquired	$--	$2,559
Liability assumed	$--	$(44)

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

        Alliance Fiber Optic Products, Inc. (the “Company”) was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company’s headquarters are located in Sunnyvale, California and it has operations in Taiwan and China.

Basis of presentation

        The condensed consolidated financial information as of June 30, 2005 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

        Our DWDM-related products contributed revenues of $3.8 million and $1.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively. In the six months ended June 30, 2005 and June 30, 2004, the Company’s top 10 customers comprised 58.6% and 49.0% of revenues, respectively. For the six months ended June 30, 2005, two customers accounted for 11.9% and 10.9% of total revenues, respectively. For the six months ended June 30, 2004, no customer accounted for 10% or more of revenues.

2. Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This may lead to substantial additional compensation expense. Note 3 entitled Stock-Based Compensation included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the six months ended June 30, 2005 and 2004.

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

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), Public Company Accounting Oversight Board (“PCAOB”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported:	(720)	(2,557)	(1,532)	(5,363)
Add: Stock-based employee compensation expense included
in reported net income	--	87	--	216
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(270)	(298)	(495)	(650)

Pro forma net loss:	(990)	(2,768)	(2,027)	(5,797)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.02)	$(0.07)	$(0.04)	$(0.14)
Pro forma	$(0.03)	$(0.07)	$(0.05)	$(0.15)

Shares used in EPS calculation (basic and diluted)	39,259	38,702	39,138	38,251

4. Marketable Securities

	June 30, 2005				December 31, 2004

	Available-for-Sale Securities				Available-for-Sale Securities

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$799	$--	$--	$799	$681	$--	$--	$681
Auction rate securities	18,850	--	--	18,850	5,100	--	(2)	5,100
US Treasury and Federal
Agency Securities	2,000	--	(6)	1,994	13,441	--	(40)	13,401
Corporate bonds	4,387	--	(11)	4,376	5,825	--	(21)	5,804

Total available-for-sale	$26,036	$--	$(17)	$26,019	$25,047	$--	$(61)	$24,986
securities
Included in:
Cash and cash equivalents				$799				$1,029
Short-term investments				25,220				23,957

Total				$26,019				$24,986

5. Inventories, net (in thousands)

	Jun. 30, 2005	Dec. 31, 2004

Finished goods	$ 764	$ 840
Work-in-process	1,309	1,356
Raw materials	1,331	1,802

	$3,404	$3,998

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(720)	$(2,557)	$(1,532)	$(5,363)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	39,259	38,852	39,138	38,401
Less: Weighted average of shares subject to repurchase	--	(150)	--	(150)

Basic and diluted	39,259	38,702	39,138	38,251

Net loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.14)

        All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options to purchase common stock and
shares subject to repurchase	4,140	3,408	4,140	3,408

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(720)	$(2,557)	$(1,532)	$(5,363)
Cumulative translation adjustments	(151)	23	(351)	5
Unrealized gain (loss) on short-term investments	13	(71)	44	(55)

Total comprehensive loss	$(858)	$(2,605)	$(1,839)	$(5,413)

8. Commitments and Contingencies

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

        Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2010.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Six months ending December 31, 2005	$326
Years ending December 31,
2006	654
2007	436
2008	409
2009	421
2010	239

Total	$2,485

        Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of June 30, 2005. The letter of credit is collateralized by short term investments of $0.4 million and there is currently no outstanding balance.

9. Bank Loans

        In November 2004, the Company entered into a ten year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan’s prime rate for the remaining years. The loan is secured by the Company’s building in Taiwan. The net book value of the building was $0.8 million as of June 30, 2005. The outstanding balance of this loan was $0.4 million as of June 30, 2005.

        In April 2005, the Company entered into a five year loan of $0.2 million with a lender in Taiwan. The loan has a fixed prime rate plus 1.2% for the first year after which the loan has a variable interest rate equal to Taiwan’s prime rate for the remaining years. The loan is secured by the Company’s equipment in Taiwan. The net book value of the secured equipment was $0.2 million as of June 30, 2005. The outstanding balance of this loan was $0.2 million as of June 30, 2005.

        Payments due under the two bank loans as of June 30, 2005 are as follows (in thousands):

Six months ending December 31, 2005	$45
Years ending December 31,
2006	93
2007	94
2008	94
2009	94
2010 and after	288

Total payment	708
Less: Amounts representing interest	(93)

Present value of net remaining payments	615
Less: current portion	(74)

Long-term portion	$541

10. Related Party Transactions

        As of June 30, 2005, Foxconn Holding Limited was a holder of 20.3% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Company Limited were $0.1 million in the three months ended June 30, 2005. Sales of products to Hon Hai Precision Company Limited were $0.4 million in the six months ended June 30, 2005. Purchases of raw materials from Hon Hai Precision Company Limited were $0.4 million in the three months ended June 30, 2005. Purchases of raw materials from Hon Hai Precision Company Limited were $1.1 million in the six months ended June 30, 2005. Amounts due from Hon Hai Precision Company Limited were $0.1 million at June 30, 2005. Amounts due to Hon Hai Precision Company Limited were $0.3 million at June 30, 2005.

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

        Prepaid facilities rent are being amortized over twenty-four months (length of the prepaid lease).

12. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
United States	$4,825	$2,977	$9,461	$5,778
Taiwan	353	275	723	463

	$5,178	$3,252	$10,184	$6,241

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Optical path multiplexing solution	$3,274	$2,552	$6,426	$4,888
Dense wave division multiplexer	1,904	700	3,758	1,353

	$5,178	$3,252	$10,184	$6,241

	Jun. 30, 2005	Dec. 31, 2004
Property and Equipment
United States	$585	$748
Taiwan	3,580	3,940
China	1,032	915

	$5,197	$5,603

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

Critical Accounting Policies and Estimates

        Management’s discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, warranties, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Our OPMS products contributed revenues of $6.4 million and $4.8 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Our DWDM-related products contributed revenues of $3.8 million and $1.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005 and June 30, 2004, our top ten customers comprised 58.6% and 49.0% of our revenues, respectively. For the six months ended June 30, 2005, two customers accounted for 11.9% and 10.9% of our total revenues, respectively. No customer accounted for 10% or more of revenues in the six months ended June 30, 2004.

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

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:	78.7	97.9	80.0	100.9

Gross profit (loss)	21.3	2.1	20.0	(0.9)
Operating expenses:
Research and development:	17.0	45.3	18.0	48.1
Sales and marketing:	10.8	16.1	11.1	16.3
General and administrative:	13.8	23.7	14.4	26.8

Total operating expenses	41.6	85.1	43.5	91.2

Loss from operations	(20.3)	(83.0)	(23.5)	(92.1)
Interest and other income, net	6.5	4.4	8.5	6.2

Net loss	(13.8%)	(78.6%)	(15.0%)	(85.9%)

        Revenues. Revenues were $5.2 million and $3.3 million for the three months ended June 30, 2005 and 2004, respectively. Revenues increased 59.2% in the quarter ended June 30, 2005 from the same period in 2004 primarily due to increased volume shipments of our Fiber to the Premise (FTTP) and Compact Coarse Wavelength Division Multiplexing (CCWDM) products which were somewhat offset by decreasing average selling prices in our older product lines. Revenues from our DWDM-related products were $1.9 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively. Revenues were $10.2 million and $6.2 million for the six months ended June 30, 2005 and 2004 respectively. Revenues from our DWDM-related products were $3.8 million and $1.4 million for the six months ended June 30, 2005 and 2004, respectively.

        Cost of Revenues. Cost of revenues was $4.1 million and $3.2 million for the three months ended June 30, 2005 and 2004, respectively. Cost of revenues as a percentage of net revenues decreased to 78.7% for the three months ended June 30, 2005 from 97.9% for the three months ended June 30, 2004. Cost of revenues for the period ended June 30, 2005 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products. Cost of revenues for the three months ended June 30, 2004 was primarily impacted by inventory provisions for excess and obsolete inventory which resulted in a charge of $0.2 million for DWDM-related materials and $0.1 million for OPMS-related materials. Cost of revenues was $8.2 million and $6.3 million for the six months ended June 30, 2005 and 2004, respectively. Cost of revenues for the six months ended June 30, 2004 was primarily impacted by inventory provisions for excess and obsolete inventory resulting in a charge of $0.4 million for DWDM-related materials and $0.1 million for OPMS-related materials.

        Gross Profit (Loss). We earned a gross profit of $1.1 million, or 21.3% of revenues, and $0.1 million, or 2.1% of revenues, for the three months ended June 30, 2005 and June 30, 2004, respectively. We earned a gross profit of $2.0 million, or 20.0% of revenues, for the six months ended June 30, 2005, and we incurred a gross loss of $0.1 million, or (1.0%) of revenues, for the same period in 2004. The improvement for the three month and six month periods ended June 30, 2005 when compared to the same periods in 2004 was primarily due to the higher utilization of our factories as a result of higher volume shipments of our products.

        We expect our gross profit as a percentage of revenues to improve in the near term due to higher production volumes which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption. We had approximately $1.4 million in DWDM-related net inventory and $2.0 million in OPMS-related net inventory on hand at June 30, 2005. Although we take steps to manage inventory levels, we may have to record additional inventory reserves in future periods if demand for our products decreases below our forecasted levels.

        Research and Development Expenses. Research and development expenses decreased to $0.9 million, or 17.0% of revenues, for the three months ended June 30, 2005 from $1.5 million, or 45.3% of revenues, for the same period in 2004. Research and development expenses decreased to $1.8 million, or 18.0% of revenues, for the six months ended June 30, 2005 from $3.0 million, or 48.1% of revenues, for the same period in 2004. The decrease in both the three month and six month periods was primarily due to reduced material expenses. We expect research and development expenses on our product development efforts to remain relatively flat in the near term as we continue to carefully monitor our discretionary spending.

        Sales and Marketing Expenses. Sales and marketing expenses rose slightly to $0.6 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 30, 2004, and decreased as a percentage of revenues to 10.8% for the three months ended June 30, 2005 from 16.1% for the three months ended June 30, 2004 due to increased revenues. Sales and marketing expenses increased slightly to $1.1 million, for the six months ended June 30, 2005 from $1.0 million for the six months ended June 30, 2004 primarily due to marketing expenses associated with trade shows. As a percentage of revenues, sales and marketing expenses decreased to 11.1% in the six months ended June 30, 2005 from 16.3% for the same period in 2004. We expect sales and marketing expenses to remain relatively flat in the near term as we continue to carefully monitor our discretionary spending.

        General and Administrative Expenses. General and administrative expenses decreased to $0.7 million, or 13.8% of revenues, for the three months ended June 30, 2005 from $0.8 million, or 23.7% of revenues, for the same period in 2004. General and administrative expenses decreased to $1.5 million, or 14.4% of revenues, for the six months ended June 30, 2005 from $1.7 million, or 26.8% of revenues, for the same period in 2004. The decrease in expenses for both the three month and six month periods was primarily due to lower discretionary spending. We expect to maintain general and administrative expenses at the same level as the first six months of 2005 with the exception of professional and legal services which we expect will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Stock-Based Compensation. Total stock-based compensation decreased to $0 for the three months ended June 30, 2005 from $0.1 million for the same period in 2004. Total stock-based compensation decreased to $0 for the six months ended June 30, 2005 from $0.2 million for the six months ended June 30, 2004. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 1, 2004.

        Interest and Other Income, Net. Interest and other income, net, was $0.3 million and $0.1 million for the three months ended June 30, 2005 and 2004, respectively. Interest and other income, net, was $0.9 million and $0.4 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, we received a one-time tax refund from the Taiwan government of $0.1 million.

Liquidity and Capital Resources

        At June 30, 2005, we had cash and cash equivalents of $4.4 million and short-term investments of $25.2 million.

        Net cash used in operating activities was $1.5 million and $5.0 million for the six months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005, net cash used was primarily due to our net loss of $1.5 million. For the six months ended June 30, 2004, net cash used in operating activities was primarily due to losses of $5.4 million.

        Cash used in investing activities was $1.6 million for the six months ended June 30, 2005 and cash generated from investing activities was $10.8 million for the six months ended June 30, 2004. In the six months ended June 30, 2005, $1.2 million net was invested in high-grade, short-term investments, while $0.4 million was used to acquire property and equipment. In the six months ended June 30, 2004, $9.6 million net was generated from the maturity of high-grade, short-term investments, $1.5 million was generated from the asset acquisition from Ritek, and $0.3 million was used to acquire property and equipment.

        Cash generated by financing activities was $0.4 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our Employee Stock Purchase Plan. Cash generated also included net proceeds from borrowings under an equipment loan of $0.2 million and repayment of bank borrowings for the six months ended June 30, 2005. Cash generated also included net proceeds from the repayment of notes receivable of $0.3 million for the six months ended June 30, 2004.

        We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. In particular, if our common stock is delisted from the Nasdaq SmallCap Market, it may make it more difficult for us to raise capital in the future because our price per share could further decrease and the liquidity of our common stock would be adversely impacted. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

        Our corporate headquarters are in Sunnyvale, California where we lease the facilities from a third party. The lease has a six-year term commencing on July 22, 2004, the facility is 34,800 square feet and the current monthly rent that we pay is $30,972.

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

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123(R), “Share Based Payment,” which the Company will adopt in the first quarter of 2006. SFAS 123(R) will result in the recognition of substantial compensation expense relating to our employee stock option and employee stock purchase plans. Under the new rules, the Company is required to adopt a fair-value-based method for measuring the compensation expense related to employee stock awards. This may lead to substantial additional compensation expense. Note 3 entitled Stock-Based Compensation included in these Condensed Consolidated Financial Statements provides the pro forma net income and earnings per share as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure the compensation expense for employee stock awards during the six months ended June 30, 2005 and 2004.

        On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). We will adopt SAB 107 in connection with our adoption of SFAS 123(R), which could have a material impact on our consolidated financial position, results of operations and cash flows.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), Public Company Accounting Oversight Board (“PCAOB”) and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $1.5 million and $5.4 million in the first six months of fiscal 2005 and 2004, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of June 30, 2005, we had an accumulated deficit of approximately $71.4 million.

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

Our Optical Path Management Solution (OPMS) products have historically comprised a significant part of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products, our business will be seriously harmed.

        Sales of our OPMS products accounted for over 63% of our revenues in the six months ended June 30, 2005, 78% of our revenues for the six months ended June 30, 2004, and substantially all of our historical revenues. We depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of June 30, 2005, we had a total of 59 full-time employees in Sunnyvale, California, 275 full-time employees in Taiwan, and 191 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $1.8 million and $3.0 million for the six months ended June 30, 2005 and 2004, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Inconsistent spending by telecommunication companies over the past several years has resulted in fluctuating demand for our products. The rate at which communication service providers and other fiber optic network users have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and these fluctuations may continue in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products and therefore, may result in reduced demand for our products. Declines in the development of new networks and installation of new systems have resulted in the past in a decrease in demand for our products, an increase in our inventory, and erosion in the average selling prices of our products.

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

We are exposed to risks and increased expenses as a result of recent legislation requiring companies to evaluate internal controls over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2004 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting beginning with our fiscal year ending December 31, 2006. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices. We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States.

These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could increase our overall net loss or negatively impact our potential to be profitable in the future. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. As a result, we may become subject to certain sections of the California General Corporation Law that will affect our charter documents if our common stock is not returned to being listed on the Nasdaq National Market. A recent Delaware decision has called into question the applicability of the California General Corporation Law to Delaware corporations. However, if the California General Corporation Law applies to our company, we will not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders will have dissenting stockholder rights under both California and Delaware law. Any of these changes will result in additional expense as we will have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

If we are unable to maintain our listing on the Nasdaq SmallCap Market, the price and liquidity of our common stock may decline.

        There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq SmallCap Market including a continued minimum bid price of $1.00 per share. Although we were unable to comply with this criteria for at least 10 consecutive trading days before May 12, 2005, Nasdaq granted us an additional 180 days, or until November 8, 2005, to comply with the minimum closing bid price requirement. If we are unable to comply with this criteria for 10 consecutive trading days before November 8, 2005, and if we are unable to continue to meet any of the Nasdaq SmallCap Market’s initial listing requirements during the 180 day grace period, we may be delisted from the Nasdaq SmallCap Market, which could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future. If we are able to continue to meet all of the Nasdaq SmallCap Market’s initial listing requirements as of November 8, 2005 with the exception of the minimum bid price, we may be granted an additional 180 calendar day compliance period.

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

        Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued, and as the market further develops and participants in our industry obtain additional intellectual property protection, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we have entered into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products, which incorporate the challenged intellectual property, and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

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

        For the six months ended June 30, 2005 and for the year ended December 31, 2004, sales to customers located outside of North America were 26.2% and 13.0% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 20, 2005, we held our 2005 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

        (a) Election of Class II director:

	For	Withheld

Ray Sun	31,007,095 shares	1,132,866 shares

        Other directors whose term of office as a director continued after the annual meeting were Peter Chang, Richard Black, Gwong-Yih Lee and James C. Yeh.

ITEM 6: EXHIBITS

        (a) Exhibits

Exhibit Number	Title
31.1	Rule 13a-14(a) certification of Chief Executive Office

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer

32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

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

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: August 11, 2005

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)