Form 10QSB
period 2005-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2005-11-14
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(408) 736-6900

(Issuer's telephone number)

_________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of theExchange Act.) Yes ☐No ☑

On November 8, 2005, 39,692,662 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	Sept. 30, 2005	Dec. 31, 2004
Assets	Unaudited
Current assets:
Cash and cash equivalents	$4,045	$7,499
Short-term investments	25,356	23,957
Accounts receivable, net	3,014	2,322
Inventories, net	3,416	3,998
Prepaid expense and other current assets	656	653

Total current assets	36,487	38,429
Property and equipment, net	4,814	5,603
Other assets	134	121

Total assets	$41,435	$44,153

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,771	$2,205
Accrued expenses	2,231	2,437
Current portion of bank loan	71	43

Total current liabilities	4,073	4,685
Other long-term liabilities
Bank loan	497	423
Other long-term liabilities	368	403

Total long term liabilities	865	826

Total liabilities	4,938	5,511

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
39,467,927 and 38,999,196 shares issued and outstanding at
September 30, 2005 and December 31, 2004, respectively	39	39
Additional paid-in-capital	108,690	108,406
Accumulated deficit	(71,939)	(69,849)
Accumulated other comprehensive income/(loss)	(293)	46

Stockholders' equity	36,497	38,642

Total liabilities and stockholders' equity	$41,435	$44,153

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Revenues	$5,269	$3,665	$15,453	$9,905
Cost of revenues	4,141	3,159	12,293	9,458

Gross profit	1,128	506	3,160	447

Operating expenses:
Research and development	784	1,474	2,618	4,477
Sales and marketing	519	469	1,653	1,484
General and administrative	756	927	2,219	2,599

Total operating expenses	2,059	2,870	6,490	8,560

Loss from operations	(931)	(2,364)	(3,330)	(8,113)
Interest and other income, net	373	(26)	1,240	358

Net loss	$(558)	$(2,390)	$(2,090)	$(7,755)

Net loss per share:
Basic and diluted	$(0.01)	$(0.06)	$(0.05)	$(0.20)

Shares used in computing net loss per share:
Basic and diluted	39,405	38,970	39,228	38,492

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, except share data)

	Nine Months Ended Sept. 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,090)	$(7,755)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,223	1,053
Disposal of property and equipment	52	--
Amortization of stock-based compensation	--	285
Impairment/write down in property and equipment	--	37
Provision for inventory	(249)	823
Changes in assets and liabilities:
Accounts receivable, net	(692)	(107)
Inventories, net	831	(820)
Prepaid expenses and other assets	(15)	568
Accounts payable	(363)	(104)
Accrued expenses	(277)	(650)
Income tax payable	--	(140)
Other long-term liabilities	(33)	25

Net cash used in operating activities	(1,613)	(6,785)

Cash flows from investing activities:
Purchase of short-term investments	(11,147)	(36,870)
Proceeds from sales and maturities of short-term investments	9,778	49,188
Purchase of property and equipment	(592)	(307)
Cash acquired from acquisition	--	1,500

Net cash provided by (used in) investing activities	(1,961)	13,511

Cash flows from financing activities:
Proceeds from issurance of common stock under ESPP	210	362
Proceeds from the exercise of common stock options	74	94
Proceeds from the repayment of notes receivable	--	533
Proceeds from bank borrowings	172	--
Repayment of bank borrowings	(33)	--

Net cash provided by financing activities	423	989

Effect of exchange rate changes on cash and cash equivalents	(303)	--

Net increase (decrease) in cash and cash equivalents	(3,454)	7,715
Cash and cash equivalents at beginning of period	7,499	4,983

Cash and cash equivalents at end of period	$4,045	$12,698

Supplemental non cash flow information:
Issuance of common stock in connection with asset
acquisition	$--	$(4,015)
Fair value of assets acquired	$--	$2,559
Liability assumed	$--	$(44)

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

Basis of presentation

        The consolidated financial information as of September 30, 2005 included herein is unaudited and has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

        OPMS-related products contributed revenues of $10.3 million, or 67% of total revenues; and $7.6 million, or 77% of total revenues, for the nine months ended September 30, 2005 and September 30, 2004, respectively. DWDM-related products contributed revenues of $5.1 million, or 33% of total revenues; and $2.3 million, or 23% of total revenues, for the nine months ended September 30, 2005 and September 30, 2004, respectively.

        In the nine months ended September 30, 2005 and September 30, 2004, the Company’s top 10 customers comprised 58.2% and 49.7% of revenues, respectively. For the nine months ended September 30, 2005, one customer accounted for 11.0% of our total revenues. For the nine months ended September 30, 2004, one customer accounted for 10.3% of our total revenues.

2. Recent Accounting Pronouncements

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

        On March 30, 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143, was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Originally, the FASB proposed guidance in FASB Staff Position (FSP) FAS FIN 47 143-x, “Application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, to Legislative Requirements on Property Owners to Remove and Dispose of Asbestos or Asbestos-Containing Materials,” but the FASB ultimately concluded there were additional issues that required the FASB’s attention. Accordingly, the FASB withdrew the proposed FSP and issued an Exposure Draft, Accounting for Conditional Asset Retirement Obligations, which is the basis for FIN 47.

        The Company has not evaluated the impact of the new pronouncement on the financial statements.

         On June 29, 2005, the FASB ratified the EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

        The Company has not evaluated the impact of the new pronouncement on the financial statements.

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

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands except per share data):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004*
Net loss, as reported:	(558)	(2,390)	(2,090)	(7,755)
Add: Stock-based employee compensation expense included
in reported net loss	--	69	--	285
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(116)	(299)	(611)	(984)

Pro forma net loss:	(674)	(2,620)	(2,701)	(8,454)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.01)	$(0.06)	$(0.05)	$(0.20)
Pro forma	$(0.02)	$(0.07)	$(0.07)	$(0.22)
Shares used in EPS calculation (basic and diluted)	39,405	38,970	39,228	38,492

* Restatement of Net loss, as reported for the nine months ended September 30, 2004.

A clerical error occurred in posting the nine months net loss figure on page 5, Note 3, of last year’s 10-QSB report, and that error has been corrected. The net loss as posted was $7,775 and should have been $7,755.

4. Marketable Securities

	September 30, 2005				December 31, 2004

	Available-for-Sale Securities				Available-for-Sale Securities

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$845	$--	$--	$845	$681	$--	$--	$681
Auction rate securities	15,600	--	--	15,600	5,100	--	--	5,100
US Treasury and Federal
Agency Securities	6,500	--	(22)	6,478	13,441	--	(40)	13,401
Corporate bonds	3,288	--	(10)	3,278	5,825	--	(21)	5,804

Total available-for-sale	$26,233	$--	$(32)	$26,201	$25,047	$--	$(61)	$24,986
securities
Included in:
Cash and cash equivalents				$845				$1,029
Short-term investments				25,356				23,957

Total				$26,201				$24,986

5. Inventories, net (in thousands)

	Sept. 30, 2005	Dec. 31, 2004
Inventories
Finished goods	$705	$840
Work-in-process	1,406	1,356
Raw materials	1,305	1,802

	$3,416	$3,998

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004*
Numerator:
Net loss	$(558)	$(2,390)	$(2,090)	$(7,755)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	39,405	38,970	39,228	38,592
Less: Weighted average of shares subject to repurchase	--	--	--	(100)

Basic and diluted	39,405	38,970	39,228	38,492

Net loss per share:
Basic and diluted	$(0.01)	$(0.06)	$(0.05)	$(0.20)

* Restatement of Net loss, as reported for the nine months ended September 30, 2004.

A clerical error occurred in posting the nine months net loss figure on page 6, Note 7, of last year’s 10-QSB report, and that error has been corrected. The net loss as posted was $7,775 and should have been $7,755.

        All warrants, outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004
Options to purchase common stock and
shares subject to repurchase	4,057	3,493	4,057	3,593

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004
Net loss	$(558)	$(2,390)	$(2,090)	$(7,755)
Cumulative translation adjustments	(18)	16	(369)	20
Unrealized gain (loss) on short-term investments	(14)	22	30	(33)

Total comprehensive loss	$(590)	$(2,352)	$(2,429)	$(7,768)

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

        Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2010.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Three months ending December 31, 2005	$162
Years ending December 31,
2006	667
2007	447
2008	419
2009	422
2010	239

Total	$2,356

        Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of September 30, 2005. The letter of credit is collateralized by short term investments of $0.4 million and there is currently no outstanding balance.

9. Bank Loans

        In November 2004, the Company entered into a ten year loan of $0.5 million with a lender in Taiwan. The loan has an interest rate based upon the Certificate of Deposit rate plus 0.7% for the first year after which the loan has a variable interest rate equal to Taiwan’s prime rate for the remaining years. The loan is secured by the Company’s building in Taiwan. The net book value of the building was $0.7 million as of September 30, 2005. The outstanding balance of this loan was $0.4 million as of September 30, 2005.

        In April 2005, the Company entered into a five year loan of $0.2 million with a lender in Taiwan. The loan has an interest rate based upon the Certificate of Deposit rate plus 1.2% for the first year after which the loan has a variable interest rate equal to Taiwan’s prime rate for the remaining years. The loan is secured by the Company’s equipment in Taiwan. The net book value of the secured equipment was $0.2 million as of September 30, 2005. The outstanding balance of this loan was $0.2 million as of September 30, 2005.

        Payments due under the two bank loans as of September 30, 2005 are as follows (in thousands):

Three months ending December 31, 2005	$17
Years ending December 31,
2006	89
2007	89
2008	89
2009	89
2010 and after	280

Total payments	653
Less: Amounts representing interest	(85)

Present value of net remaining payments	568
Less: current portion	(71)

Long-term portion	$497

10. Related Party Transactions

        As of September 30, 2005, Foxconn Holding Limited was a holder of 20.3% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Company Limited were $0.2 million in the three months ended September 30, 2005. Sales of products to Hon Hai Precision Company Limited were $0.5 million in the nine months ended September 30, 2005. Purchases of raw materials from Hon Hai Precision Company Limited were $0.6 million in the three months ended September 30, 2005. Purchases of raw materials from Hon Hai Precision Company Limited were $1.6 million in the nine months ended September 30, 2005. Amounts due from Hon Hai Precision Company Limited were $0.2 million at September 30, 2005. Amounts due to Hon Hai Precision Company Limited were $0.5 million at September 30, 2005.

11. Acquisition of Assets

        In January 2004, we acquired substantially all of the assets of Taiwan-based Ritek Corporation’s photonic business unit and assumed certain pension liabilities. In addition, the Company received $1.5 million in cash from Ritek. The assets were acquired by means of a purchase for shares of the Company’s common stock. The results of operation of Ritek are included in the accompanying statement of operations as of the date of acquisition.

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

        The following is a summary of the Company’s revenues generated by geographic segment, revenues generated by product lines, and identifiable assets located in geographic segments (in thousands):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004
Revenues
North America	$4,109	$2,863	$11,623	$8,274
Europe	159	277	540	617
Asia	1,001	525	3,290	1,014

	$5,269	$3,665	$15,453	$9,905

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2005	2004	2005	2004
Revenues
Optical path management solution	$3,901	$2,744	$10,327	$7,632
Dense wave length division multiplexer	1,368	921	5,126	2,273

	$5,269	$3,665	$15,453	$9,905

	Sept. 30, 2005	Dec. 31, 2004
Property and Equipment
United States	$475	$748
Taiwan	3,263	3,940
China	1,076	915

	$4,814	$5,603

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, net and operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our consideration of a reverse stock split, our employee relations, the adequacy of our internal controls, the effect of recent accounting pronouncements and our critical accounting policies and estimates. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Item 2, “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-KSB, its Consolidated Financial Statements and the Notes thereto, for the year ended December 31, 2004.

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

        Our OPMS products contributed revenues of $10.3 million and $7.6 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. Our DWDM products contributed revenues of $5.1 million and $2.3 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, our top ten customers comprised 58.2% and 49.7% of our revenues, respectively. For the nine months ended September 30, 2005, one customer accounted for 11.0% of our total revenues. For the nine months ended September 30, 2004, one customer accounted for 10.3% of our total revenues.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation was amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance was fully amortized on an accelerated basis by December 1, 2004.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:	78.6	86.2	79.5	95.5

Gross profit	21.4	13.8	20.5	4.5
Operating expenses:
Research and development:	14.9	40.2	16.9	45.2
Sales and marketing:	9.9	12.8	10.7	15.0
General and administrative:	14.3	25.3	14.4	26.2

Total operating expenses	39.1	78.3	42.0	86.4
Loss from operations	(17.7)	(64.5)	(21.5)	(81.9)
Interest and other income, net	7.1	(0.7)	8.0	3.6

Net loss	(10.6%)	(65.2%)	(13.5%)	(78.3%)

        Revenues.     Revenues were $5.3 million and $3.7 million for the three months ended September 30, 2005 and 2004, respectively. Revenues increased 43.8% from September 30, 2004 to September 30, 2005, primarily due to increased volume shipments of our Fiber to the Premise (FTTP) and Compact Coarse Wavelength Division Multiplexing (CCWDM) products which were somewhat offset by decreasing average selling prices in our older product lines. Revenues from our OPMS-related products were $3.9 million and $2.7 million for the three months ended September 30, 2005 and 2004, respectively and revenues from our DWDM-related products were $1.4 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively.

        Revenues were $15.5 million and $9.9 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from our OPMS-related products were $10.3 million and $7.6 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from our DWDM-related products were $5.1 million and $2.3 million for the nine months ended September 30, 2005 and 2004, respectively. The DWDM revenue increase of 125.5% was primarily due to increased volume shipments of and increased demand for our Spectramux Coarse Wavelength Division Multiplexing and Fiber Array Unit products.

        Cost of Revenues.     Cost of revenues was $4.1 million and $3.2 million for the three months ended September 30, 2005 and 2004, respectively. Cost of revenues as a percentage of net revenues decreased to 78.6% for the three months ended September 30, 2005 from 86.2% for the three months ended September 30, 2004. Cost of revenues for the three months ended September 30, 2005 benefited from increased absorption of manufacturing overhead costs due to higher volume shipments while cost of revenues for the three months ended September 30, 2004 was primarily impacted by the increase in inventory provisions for excess and obsolete inventory which resulted in a charge of $0.3 million.

        Cost of revenues was $12.3 million and $9.5 million for the nine months ended September 30, 2005 and 2004, respectively. Cost of revenues as a percentage of net revenues decreased to 79.5% for the nine months ended September 30, 2005 from 95.5% for the nine months ended September 30, 2004. Cost of revenues for the nine months ended September 30, 2005 benefited from increased absorption of manufacturing overhead costs due to higher volume shipments while cost of revenues for the nine months ended September 30, 2004 was primarily impacted by inventory provisions for excess and obsolete inventory which resulted in a charge of $0.8 million.

        Gross Profit.     We earned a gross profit of $1.1 million and $0.5 million for the three month periods ended September 30, 2005 and September 30, 2004, respectively. We earned a gross profit of $3.2 million and $0.4 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The improvement for the nine months ended September 30, 2005 when compared to the same period in 2004 was mainly due to increased absorption of manufacturing overhead costs and reduced inventory provisions for excess and obsolete inventory.

        We expect our gross profit as a percentage of revenues to improve in the near term due to higher production volumes which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption. We had approximately $1.4 million in DWDM-related net inventory and $2.0 million in OPMS-related net inventory on hand at September 30, 2005. Although we take steps to manage future inventory levels, we may have to record additional inventory reserves in future periods if there is a decrease in demand.

        Research and Development Expenses    . Research and development expenses decreased to $0.8 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004. As a percentage of revenues, research and development expenses decreased to 14.9% for the three months ended September 30, 2005 from 40.2% for the same period in 2004. Research and development expenses decreased to $2.6 million for the nine months ended September 30, 2005 from $4.5 million for the nine months ended September 30, 2004. As a percentage of revenues, research and development expenses decreased to 16.9% for the nine months ended September 30, 2005 from 45.2% for the same period in 2004. The decrease in both the three month and nine month periods was primarily due to reduced headcount in the United States and reduced material expenses. We expect research and development expenses on our product development efforts to remain relatively flat in the near term as we continue to carefully monitor our discretionary spending.

        Sales and Marketing Expenses    . Sales and marketing expenses remained flat at $0.5 million for the three months ended September 30, 2005 and September 30, 2004, respectively. As a percentage of revenues, sales and marketing expenses decreased to 9.9% for the three months ended September 30, 2005 from 12.8% for the three months ended September 30, 2004. Sales and marketing expenses increased to $1.7 million for the nine months ended September 30, 2005 from $1.5 million for the nine months ended September 30, 2004. As a percentage of revenues, sales and marketing expenses decreased to 10.7% for the nine months ended September 30, 2005 from 15.0% for the nine months ended September 30, 2004. We expect sales and marketing expenses to remain relatively flat in the near term as we continue to carefully monitor our discretionary spending.

        General and Administrative Expenses.     General and administrative expenses decreased to $0.8 million, or 14.3% of revenues, for the three months ended September 30, 2005 from $0.9 million, or 25.3% of revenues, for the same period in 2004. General and administrative expenses decreased to $2.2 million for the nine months ended September 30, 2005 from $2.6 million for the nine months ended September 30, 2004. As a percentage of revenues, general and administrative expenses decreased to 14.4% for the nine months ended September 30, 2005 from 26.2% for the same period in 2004. The decrease in expenses for both the three month and nine month periods was primarily due to lower discretionary spending. We expect to maintain general and administrative expenses at the same level as the first nine months of 2005 with the exception of professional and legal services which we expect will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Stock-Based Compensation.     Total stock-based compensation decreased to $0 for the three months ended September 30, 2005 from $0.1 million, or 1.9% of revenues for the same period in 2004. Total stock-based compensation decreased to $0 for the nine months ended September 30, 2005 from $0.3 million, or 2.9% of revenues, for the same period in 2004. This decrease was partially due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 1, 2004.

        Interest and Other Income/(Expense), Net.     Interest and other income (expense), net, was $0.4 million and ($26,000) for the three months ended September 30, 2005 and 2004, respectively. Interest and other income(expense), net, was $1.2 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through sales of stock and bank loans. Additionally, in November 2000, we completed our initial public offering of common stock, raising approximately $44.4 million, net of costs and expenses. On September 30, 2005, we had cash and cash equivalents of $4.0 million and short-term investments of $25.4 million.

        Net cash used in operating activities was $1.6 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, net cash used was primarily due to our net loss of $2.1 million. For the nine months ended September 30, 2004, net cash used was primarily due to our net loss of $7.8 million.

        Cash used in investing activities was $2.0 million for the nine months ended September 30, 2005 and cash generated from investing activities was $13.5 million for the nine months ended September 30, 2004. In the nine months ended September 30, 2005, we invested $1.4 million in high-grade, short-term investments, while $0.6 million was used to acquire property and equipment. In the nine months ended September 30, 2004, $12.3 million was generated in high-grade, short-term investments, $1.5 million was generated from the asset acquisition from Ritek, and $0.3 million was used to acquire property and equipment.

        Cash generated by financing activities was $0.4 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively, resulting from proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our employee stock purchase plan. Cash generated also included net proceeds from borrowings under an equipment loan of $0.1 million and repayment of bank borrowings for the nine months ended September 30, 2005. Cash generated also included net proceeds from the repayment of notes receivable of $0.5 million for the nine months ended September 30, 2004.

        We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. In particular, if our common stock is delisted from the Nasdaq Capital Market, it may make it more difficult for us to raise capital in the future because our price per share could further decrease and the liquidity of our common stock would be adversely impacted. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

        Our corporate headquarters are in Sunnyvale, California where we lease the facilities from a third party. The lease has a six-year term commencing on July 22, 2004, the facility is 34,800 square feet and the current monthly rent that we pay is approximately $31,000.

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

        On March 30, 2005, FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143, was issued. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. For example, some entities recognize the fair value of the obligation prior to the retirement of the asset with the uncertainty about the timing and (or) method of settlement incorporated into the fair value of the liability. Other entities recognize the fair value of the obligation only when it is probable the asset will be retired as of a specified date using a specified method or when the asset is actually retired. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Originally, the FASB proposed guidance in FASB Staff Position (FSP) FAS FIN 47 143-x, “Application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, to Legislative Requirements on Property Owners to Remove and Dispose of Asbestos or Asbestos-Containing Materials,” but the FASB ultimately concluded there were additional issues that required the FASB’s attention. Accordingly, the FASB withdrew the proposed FSP and issued an Exposure Draft, Accounting for Conditional Asset Retirement Obligations, which is the basis for FIN 47.

        The Company has not evaluated the impact of the new pronouncement on the financial statements.

        On June 29, 2005, the FASB ratified the EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

        The Company has not evaluated the impact of the new pronouncement on the financial statements.

FACTORS THAT MAY AFFECT RESULTS

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $7.8 million and $2.1 million in the first nine months of fiscal 2004 and 2005, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of September 30, 2005, we had an accumulated deficit of approximately $71.9 million.

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

        Sales of our OPMS products accounted for over 74% of our revenues in the the three months ended September 30, 2005, 77% of our revenues for the nine months ended September 30, 2004, and substantially all of our historical revenues. We depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

If we fail to effectively manage our operations, specifically given the historical fluctuations in demand for our products, our operating results could be harmed.

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We have had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of September 30, 2005, we had a total of 50 full-time employees in Sunnyvale, California, 291 full-time employees in Taiwan, and 225 full-time employees in China. Matching the scale of our operations with the recent demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in Taiwan and manufacture many of our products there. We also have substantial manufacturing operations in China. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our facility in China. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management’s attention.

Because of the time it takes to develop fiber optic components, we incur substantial expenses for which we may not earn associated revenues.

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $4.5 million and $2.6 million for the nine months ended September 30, 2004 and 2005, respectively. We intend to continue to invest a substantial amount of funds in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting beginning with our fiscal year ending December 31, 2007. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq National Market to the Nasdaq Capital Market. As a result, we may become subject to certain sections of the California General Corporation Law that will affect our charter documents if our common stock is not returned to being listed on the Nasdaq National Market. A recent Delaware decision has called into question the applicability of the California General Corporation Law to Delaware corporations. However, if the California General Corporation Law applies to our company, we will not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders will have dissenting stockholder rights under both California and Delaware law. Any of these changes will result in additional expense as we will have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

If we are unable to maintain our listing on the Nasdaq Capital Market, the price and liquidity of our common stock may decline.

        There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market including a continued minimum bid price of $1.00 per share. Although we were unable to comply with this criteria for at least 10 consecutive trading days before May 12, 2005, Nasdaq granted us an additional 180 days, or until November 8, 2005, to comply with the minimum closing bid price requirement. The Nasdaq has granted us another 180 day extension, or until May 8, 2006 to regain compliance with this criteria. If we are unable to comply with this criteria for 10 consecutive trading days before May 8, 2006, our common stock will be delisted. If we are unable to continue to meet any of the Nasdaq Capital Market’s other initial listing requirements during the grace period, we may be delisted from the Nasdaq Capital Market. Delisting could further decrease the price per share and the liquidity of our common stock, and make it more difficult for us to raise capital in the future

        Many companies that face delisting as a result of closing bid prices that are below the Nasdaq Capital Market’s continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. We continue to consider the merits of implementing a reverse split and to evaluate other courses of action.

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

        Our industry is very competitive and is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Numerous patents in our industry have already been issued, and as the market further develops and participants in our industry obtain additional intellectual property protection, litigation is likely to become more frequent. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies or rights that are important to our business. In addition, we have and we may in the future enter into agreements to indemnify our customers for any expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. Any litigation arising from claims asserting that our products infringe or may infringe the proprietary rights of third parties, whether the litigation is with or without merit, could be time-consuming, resulting in significant expenses and diverting the efforts of our technical and management personnel. We do not have insurance against our alleged or actual infringement of intellectual property of others. These claims could cause us to stop selling our products, which incorporate the challenged intellectual property, and could also result in product shipment delays or require us to redesign or modify our products or to enter into licensing agreements. These licensing agreements, if required, would increase our product costs and may not be available on terms acceptable to us, if at all.

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

        For the nine months ended September 30, 2004 and 2005, sales to customers located outside of North America were 16.4% and 24.8% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        None

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5: OTHER EVENTS

        Our 2006 Annual Meeting of Stockholders will be held on May 19, 2006 at such place and time as will be set forth in our proxy statement relating to that meeting. A stockholder proposal not included in the proxy statement for the 2006 Annual Meeting will be ineligible for presentation at the meeting unless the stockholder gives timely notice of the proposal in writing to our Secretary at our principal executive offices and otherwise complies with the provisions of our Bylaws. To be timely, the Company’s Bylaws provide that the Company must have received the stockholder’s notice not less than 60 days nor more than 90 days prior to the scheduled date of such meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 75 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided such public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. For the Company’s 2006 Annual Meeting of Stockholders, stockholders must submit written notice to the Secretary in accordance with the foregoing Bylaw provisions no later than March 20, 2006.

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

      Dated: November 10, 2005

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)