Form 10-K
period 2005-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2006-03-24
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ] No [X]

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “ accelerated filer and large accelerated filer ” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

        The issuer’s revenues for its fiscal year ending December 31, 2005: $20,962,668

        The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on March 8, 2006) was approximately $48,563,128.

        As of March 8, 2006 there were 39,790,662 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders to be held on May 19, 2006.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2005 FORM 10-K

i

PART I

Item 1. Business

        When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods andinclude statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, profitability, the amount and mix of anticipated investments, exposure to interest or exchange rate rises, expenditures and expenses, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our expectations regarding the impact of certain accounting changes related to equity incentive option grants, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, our employee relations, the adequacy of our internal controls, the potential effect of recent accounting pronouncements and our critical accounting policies and estimates. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Item 6, “Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2005, we had 43 United States patents issued or assigned to us and had 35 United States patent applications pending. Our 43 U.S. patents expire between January 2011 and October 2023. We also have 50 foreign patents issued, and 18 foreign patent applications pending. Our foreign patents issued will expire between September 2017 and March 2024. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2005; there were no infringement claims or litigation pending against us.

Customers

        We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2005, we sold our products to more than 160 customers. One customer accounted for 10% of our revenues in the year ended December 31, 2005. One customer accounted for 11% of our revenues in the years ended December 31, 2004 and 2003, respectively.

        The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues
United States	$19,586	$13,055	$10,702
Taiwan	1,377	1,503	768

	$20,963	$14,558	$11,470

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

        Our principal competitors in the components market include Avanex Corporation, DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications, Inc., Stratos International, Inc. and Tyco Electronics Corporation. We estimate that we have approximately 20 competitors in the components market as of December 31, 2005. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

        As of December 31, 2005, we had a total of 50 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

        Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $3.4 million, $5.6 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Manufacturing

        We currently manufacture the majority of our OPMS products at our facility in Tu-Cheng City, Taiwan and fiber array products in Hu-Kou City, Taiwan. We manufacture our filter-based and advanced productsat our headquarters in Sunnyvale, California and at our facility near Shenzhen, China.

        Each of our facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

        We have established a quality management system, or QMS, which is designed to ensure that theproducts we provide to our customers meet or exceed their requirements. All our three facilities are ISO 9001-2000 certified. Among them, both Taiwan facilities re also TL-9000 certified.

Employees

        As of December 31, 2005, we had 581 full-time employees, including 48 located in the United States, 304 in Taiwan and 229 in mainland China. Of our 581 full-time employees, 52 are engaged in product development, 449 are engaged in manufacturing production, 18 are engaged in sales, marketing, application support and customer service, and 62 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

        Our internet address is www.afop.com. The company makes available free of charge through a hyperlink on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the material is furnished to the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $2.6 million, $9.3 million and $8.5 million in fiscal year 2005, 2004 and 2003, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of December 31, 2005, we had an accumulated deficit of approximately $72.5 million.

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

        Sales of our OPMS products accounted for 67.2% and 73.0% of our revenues in the fiscal years ended December 31, 2005 and 2004, respectively and substantially all of our historical revenues. We expect to substantially depend on our OPMS products for our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during 2005 have negatively impacted our revenues. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of December 31, 2005, we had a total of 48 full-time employees in Sunnyvale, California, 304 full-time employees in Taiwan, and 229 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in Taiwan and manufacture many of our products there. Our facility in China also houses a substantial portion of our manufacturing operations. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our facility in China. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management’s attention.

Because of the time it takes to develop fiber optic components, we incur substantial expenses for which we may not earn associated revenues.

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $3.4 million, $5.6 million and $5.6 million for the fiscal years 2005, 2004 and 2003, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2007. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

        There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market, including a continued minimum bid price of $1.00 per share. If the closing bid price of our common stock falls and remains below $1.00 for 30 consecutive days as it has for significant periods of time in the past, our common stock may not remain listed on the Nasdaq Capital Market. If we fail to maintain continued listing on the Nasdaq Capital Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for our common stock.

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

        For the years ended December 31, 2005, 2004 and 2003, sales to customers located outside of North America were 25.2%, 13.0%, and 10.0% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

        Three of our primary manufacturing operations are located in Sunnyvale, California, Tu-Cheng City, Taiwan, and Hu-Kou, Taiwan, all active earthquake fault zones. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

        In the United States, we lease a total of approximately 34,800 square feet of administrative, sales, marketing, product development and manufacturing space in one building located in Sunnyvale, California pursuant to a lease that expires in July 2010.

        In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. These leases expire at various times from 2006 to 2009. Additionally, in December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

        In Taiwan, we leased a total of approximately 33,100 square feet in one facility located in Hu-Kou, Taiwan pursuant to a lease that expires in January 2006. In February 2006, we entered into a new lease with the current landlord for a total of approximately 21,600 square feet in the same facility located in Hu-Kou, Taiwan. This lease will expire in January 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Registrant

        Our executive officers as of December 31, 2005 are as follows:

        Peter C. Chang, 48, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

        David A. Hubbard, 46, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

        Wei-Shin Tsay, Ph.D., 54, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

        Anita K. Ho, 59, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to the present, Ms. Ho has served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. . Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s common stock, par value $0.001, was traded on the Nasdaq National Market under the ticker symbol “AFOP” until November 8, 2002, when it began to trade on the Nasdaq SmallCap Market under the same ticker symbol. The following table summarizes the high and low closing prices for our common stock as reported on the Nasdaq National Market and Capital Market.

	High	Low

2004
First Quarter 2004	$2.67	$1.33
Second Quarter 2004	$1.57	$0.82
Third Quarter 2004	$0.98	$0.77
Fourth Quarter 2004	$1.52	$0.74
2005
First Quarter 2005	$1.64	$0.97
Second Quarter 2005	$1.08	$0.85
Third Quarter 2005	$1.00	$0.85
Fourth Quarter 2005	$1.21	$0.82

        As of March 8, 2006, the Company’s common stock was held by 79 stockholders of record (not including beneficial holders of common stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item6. Selected Financial Data

        The following tables present selected financial information for each of the last five fiscal years (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data:
Revenues	$ 20,963	$ 14,558	$ 11,470	$ 13,113	$ 20,388
Gross profit(loss)	4,600	1,384	1,750	(3,072)	(6,862)
Asset impairment charge	-	331	-	972	5200
Excess facility charge	-	-	-	1,840	-
Total operating expense	8,620	11,356	10,969	16,503	19,345
Loss from operations	(4,020)	(9,972)	(9,219)	(19,575)	(26,207)
Net loss	(2,617)	(9,343)	(8,519)	(18,278)	(24,133)
Net loss per share
Basic and diluted	$ (0.07)	$ (0.24)	$ (0.24)	$ (0.53)	$ (0.73)

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, Cash equivalents and short-term investments	$ 29,407	$ 31,456	$ 35,898	$ 42,975	$ 50,065
Working capital	32,511	33,744	37,798	44,111	57,991
Total Assets	41,950	44,153	46,943	53,680	69.191
Long-term obligations	859	826	294	823	182
Total Stockholders' equity	36,321	38,642	42,325	48,963	65,765

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. ” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosurerequirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accountingprovisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. TheCompany will evaluate the impact of EITF 03-1 once the final guidance is issued.

        Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have a material impact on the Company’s financial position, results of operations or cash flows. The Company does not have any loan commitments.

        In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the debt in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. Management does not expect the implementation of this new bulletin to have a material impact on the Company’s financial position, results of operations or cash flows. The Company does not have any convertible debt.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

        In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

        In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in its consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No.148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The Company plans to adopt the prospective method.

        In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006.

        In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have a material impact upon its financial condition or results of operations.

        Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the ASCPA and the SEC did not or are not believed by management to have a material impact on our Company’s present or future consolidated financial statements.

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

         Our inventory provision for estimated losses to be incurred on sale or disposal of inventory is based on assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than those projected by management, additional inventory provisions may be required. We recorded provisions of $0.1 million, $1.0 million and $0.1 million for excess DWDM-related inventory in the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively. We also sold $0.2 million of previously written down OPMS-related inventory in the year ended December 31, 2005. We recorded provisions of $0.3 million and $0.1 million for excess OPMS-related inventory in the years ended December 31, 2004, and December 31, 2003, respectively.

        We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the year ended December 31, 2005. We recorded $0.3 million in impairment charge for the year ended December 31, 2004. We did not record any impairments for the year ended December 31, 2003.

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

        We market and sell our products predominantly through our direct sales force, which we began building in early 1998. From our inception through December 31, 2005, we derived a substantial portion of our revenues from our OPMS product line. Our DWDM-related products contributed as a percentage of revenue 33%, 27% and 21% for the years ended December 31, 2005, 2004 and 2003, respectively. In the years ended December 31, 2005, 2004 and 2003, our top 10 customers comprised 57%, 53%, and 49% of our revenues, respectively. One customer accounted for 10%, 11%, and 11% of our revenues in 2005, 2004, and 2003, respectively.

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

        Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive, so accordingly we plan to continue to invest amounts similar to our spending levels in 2005 in our product development efforts.

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2005 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four. The company did not incur any non-cash compensation expense in the year ended December 31, 2005 because it was fully amortized in 2004. In December 2005, we also accelerated options to purchase up to 1.9 million shares of our common stock held by employees at the director level and above, including executive officers. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in non-cash compensation expense associated with these options in future periods. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $1.0 million of compensation expense over the course of the original vesting periods, including up to approximately $250,000 in 2006.

        We expect non-cash compensation expense to increase in future periods due to the implementation of new accounting rulesassociated with stock option and employee stock purchase plans.

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

        In January 2004, we completed the purchase of the assets of Taiwan-based Ritek Corporation’s photonics business. Under the terms of the agreement, AFOP acquired substantially all of the assets of Ritek’s photonics business in exchange for 1.7 million shares of AFOP common stock for total consideration of $4.0 million. Additionally AFOP received $1.5 million in cash from Ritek. This photonics business is located in Hsin Chu Industrial Park, Taiwan.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2005	2004		2003
Revenues	100.0%	100.0%	.	100.0%

Cost of revenues:	78.1	90.5		84.7

Gross profit	21.9	9.5		15.3

Operating expenses:
Research and development	16.4	38.1		48.5
Sales and marketing	10.4	14.1		17.4
General and administrative	14.3	23.5		29.7
Asset impairment charge	--	2.3		--

Total operating expenses	41.1	78.0		95.6

Loss from operations	(19.2)	(68.5)		(80.3)
Interest and other income, net	6.7	4.3		6.1

Net loss	(12.5%)	(64.2%)		(74.2%)

Results of Operations

Comparison of Fiscal Year 2005 and Fiscal Year 2004

        Revenues.Revenues were $21.0 million and $14.6 million for the years ended December 31, 2005 and 2004, respectively. OPMS revenues increasedfrom $10.6 million in 2004 to $14.1 million in 2005 primarily due to increased volume shipments of our products. DWDM revenuesincreased from $4.0 million in 2004 to $6.9 million in 2005 primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

        Cost of Revenues. Cost of revenues in fiscal year 2005 increased to $16.4 million from approximately $13.2 million in fiscal year 2004. Cost of revenues as a percentage of net revenues decreased to 78.1% in fiscal year 2005 from 90.5% in fiscal year 2004. The increase of cost of revenues in 2005 was due to increased revenue. Cost of revenues in 2004 were primarily impacted by provisions of $1.0 million for excess and obsolete inventory related to older generations of our DWDM products and start-up costs associated with the operation of the newly acquired photonics business from Ritek Corporation. Management continues to closely monitor the Company’s inventory levels. Any decline in demand for our products would result in reduced sales, increased operating losses and additional inventory provisions.

        Gross Profit. 2005 gross profit was $4.6 million, or 21.9% of revenues, compared with a 2004 gross profit of $1.4 million, or 9.5% of revenues.

        The gross profit in 2005 for DWDM products increased to $0.1 million from gross loss of $1.8 million in 2004 due to higher revenue. The gross loss in 2004 primarily as a result of additional provisions for excess and obsolete inventory and start-up costs associated with the operation of the newly acquired photonics business from Ritek Corporation. The gross profit in 2005 for OPMS products increased to $4.5 million from $3.2 million in 2004 was also due to higher revenue.

        We expect our gross margin as a percentage of revenues to improve in the near term due to higher production volumes which will result in improved absorption of overhead expenses. We believe that gross margins will be negatively impacted by selling price competition for our DWDM products which will partially offset the benefits from improved overhead absorption. We had approximately $1.5 million in DWDM-related inventory and $2.2 million in OPMS-related inventory on hand at December 31, 2005. Although we continue to take steps to attempt to manage future inventory levels, we may have to record inventory provisions in future periods if a decrease in demand for our products occurs.

        Research and development expenses Research and development expenses decreased $2.2 million to $3.4 million in 2005 from $5.6 million in 2004. As a percentage of revenues, research and development expenses decreased to 16.4% in 2005 from 38.1% in 2004. The decrease was primarily due to reduced headcount in the United States and reduced material expenses. We expect research and development expenses to remain relatively flat due to the uncertainty about customer demand for our products in the current economic environment.

        Sales and Marketing Expenses. Sales and marketing expenses increased to $2.2 million in 2005 from $2.0 million in 2004. As a percentage of revenues, sales and marketing expenses decreased to 10.4% in 2005 from 14.1% in 2004. The increase was primarily due to higher commission and marketing expenses associated with higher revenue. We expect sales and marketing expenses will remain relatively flat due to uncertainty about customer demand for our products in the current economic environment.

        General and Administrative Expenses. General and administrative expenses decreased to $3.0 million in 2005 from $3.4 million in 2004. As a percentage of revenues,general and administrative expenses decreased to 14.3% in 2005 from 23.5% in 2004. The decrease was primarily due to tighter control and lower directors and officer’s insurance expenses. We expect to maintain general and administrative expenses at the same level with the exception of professional and legal services we expect will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Asset Impairment Charge.In 2004, we wrote off certain non production-related transceiver equipment that was no longer being utilized resulting in anasset impairment charge of $0.3 million.

        Stock-Based Compensation. Total stock-based compensation decreased to $0, in the year ended December 31, 2005 from $0.3 million, or 2.0% of revenues, inthe year ended December 31, 2004. The decrease was due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 31, 2004.

        Interest and Other Income, Net. Interest and other income, net, was $1.4 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively.These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates. The increase in 2005 was due to a tax refund received from the Taiwan government and higher interest income.

        Income Taxes. There was no income tax benefit in the years ended December 31, 2005 and 2004, respectively.

        As of December 31, 2005, we had approximately $41.4 million and $22.8 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to lack of profitability.

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

        Research and Development Expenses. Research and development expenses remained relatively flat at $5.6 million in 2004 and 2003. As a percentage of revenues,research and development expenses decreased to 38.1% in 2004 from 48.5% in 2003.

        Sales and Marketing Expenses. Sales and marketing expenses remained relatively flat at $2.0 million in 2004 and 2003. As a percentage of revenues, sales and marketing expenses decreased to 14.1% in 2004 from 17.4% in 2003.

        General and Administrative Expenses.General and administrative expenses remained relatively flat at $3.4 million in 2004 and 2003. As a percentage of revenues, general and administrative expenses decreased to 23.5% in 2004 from 29.7% in 2003.

        Asset Impairment Charge. In 2004, we wrote off certain non production-related transceiver equipment that was no longer being utilized resulting in an asset impairment charge of $0.3 million.

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

Liquidity and Capital Resources

        As of December 31, 2005, we had cash and cash equivalents of $2.7 million and short-term investments of $26.7 million.

        Net cash used in operating activities was $1.8 million in 2005, $6.6 million in 2004, and $7.9 million in 2003. Net cash used in 2005 was primarily the result of our net loss which was partially offset by depreciation of $1.6 million. Net cash used in 2004 was primarily the result of our net loss, which was partially offset by non-cash compensation expenses of $0.3 million, depreciation of $1.7 million, impairment write-off of property and equipment of $0.3 million, and inventory provision of $1.3 million. In 2003, our net loss of $8.5 million included non-cash charges of $2.0 million, primarily related to non-cash compensation expenses of $0.9 million and depreciation of $1.1 million. Accounts receivable increased by $1.2 million and inventory decreased by $0.3 million from 2004 to 2005 primarily due to increased revenue and better inventory level control. Accrued expenses decreased by $0.1 million, offset by an increase in payables by $0.1 million. Net cash used in operating activities in 2005 totaled $1.8 million, $4.8 million less than cash used in 2004 in operating activities, and primarily resulted from lower net losses compared with the prior year.

        Cash used in investing activities was $3.4 million in 2005. Cash generated by investing activities was $9.6 million in 2004 and $4.9 million in 2003. In 2005, $0.7 million was spent to acquire property and equipment and $2.7 million was invested in short-term securities. In 2004, we received net $9.0 million from the sale of short-term securities and $1.5 million from the asset acquisition from Ritek, and we used $0.9 million for property and equipment. In 2003, we spent $0.3 million on property and equipment, and we received net $5.2 million from the sale of short-term securities.

         Cash generated by financing activities was $0.6 million in 2005, $1.6 million in 2004, and $1.1 million in 2003. Cash generated by financing activities in 2005, 2004 and 2003 was comprised of proceeds from the exercise of options to purchase shares of our common stock, common stock issued through our Employee Stock Purchase Plan, borrowing under mortgage and other debt, and repayment of notes receivable.

        We have a letter of credit with a financial institution for $0.4 million. As of December 31, 2005, there were no amounts outstanding under the letter of credit. We pledged $0.4 million of our short-term investments as collateral for the letter of credit. In November 2004, we entered into a ten-year loan of $0.5 million in Taiwan with a fixed interest rate of 2.3% for the first two years. The loan is secured by the building we own in Taiwan.

        Our principal source of liquidity as of December 31, 2005 consisted of $29.4 million in cash and cash equivalents and interest bearing marketable securities.

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

        In February 2006, we also entered into a three-year lease for the Hu-Kou facility in Taiwan for approximately 21,600 square feet. The lease will expire in January 2009.

The follwing summarizes our contractual obligation at December 31, 2005 (in thousands):

Payments Due by Period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$ 630	$ 87	$ 178	$ 156	$ 209
Operating Lease Obligations	2,735	833	1,226	676		-

Total	$ 3,365	$ 920	$ 1,404	$ 832	$ 209

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

Supplementary Data – Unaudited Quarterly Results

The following table contains selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2005. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operation data (in thousands, except per share data):

	Three Months Ended

	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004

	(unaudited)
Revenues	$5,510	$5,269	$5,178	$5,006	$4,653	$3,665	$3,252	$2,988
Gross profit (loss)	1,440	1,128	1,101	931	938	506	67	(127)
Net loss attributable to
common stockholders (1)	(527)	(558)	(720)	(812)	(1,587)	(2,390)	(2,557)	(2,809)
Basic and diluted net loss
per share attributable to
common stockholders(2)	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.04)	$(0.06)	$(0.07)	$(0.07)

(1)

Net loss attributable to common stockholders in the quarters ended March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004 include charges for inventory provisions of $0.2 million, $0.3 million, $0.3 million and $0.5 million, respectively. Net loss attributable to common stockholders in the quarter ended December 31, 2004 includes an asset impairment charge of $0.3 million

(2)	Net loss per share is computed independently for each quarter presented. Therefore, the aggregate of the quarterly per share information may not equal the annual net loss per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

         We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2005, $0.8 million, or 3.0% of our investments, had maturities of less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alliance Fiber Optic Products, Inc.:

We have audited the accompanying balance sheet of Alliance Fiber Optic Products, Inc. as of December 31, 2005, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

Stonefield Josephson, Inc.

San Francisco, California

February 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alliance Fiber Optic Products, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
January 29, 2005

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,714	$7,499
Short-term investments	26,693	23,957
Accounts receivable, net	3,570	2,322
Inventories	3,670	3,998
Prepaid expense and other current assets	634	653

Total current assets	37,281	38,429
Property and equipment, net	4,564	5,603
Other assets	105	121

Total assets	$41,950	$44,153

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,342	$2,205
Accrued expenses	2,355	2,437
Current portion of bank loan	73	43

Total current liabilities	4,770	4,685
Long-term liabilities:
Bank loan	484	423
Other long-term liabilities	375	403

Total long term liabilities	859	826

Total liabilities	5,629	5,511

Commitments and contingencies (Note 11)	-	-
Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
39,719,351 and 38,999,196 shares issued and outstanding at
December 31, 2005 and 2004, respectively	40	39
Additional paid-in-capital	108,867	108,406
Accumulated deficit	(72,466)	(69,849)
Accumulated other comprehensive Income/(loss)	(120)	46

Total stockholders' equity	36,321	38,642

Total liabilities and stockholders' equity	$41,950	$44,153

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$20,963	$14,558	$11,470
Cost of revenues	16,363	13,174	9,720

Gross profit	4,600	1,384	1,750

Operating expenses:
Research and development	3,434	5,555	5,562
Sales and marketing	2,177	2,048	1,997
General and administrative	3,009	3,422	3,410
Asset impairment charge	--	331	--

Total operating expenses	8,620	11,356	10,969

Loss from operations	(4,020)	(9,972)	(9,219)
Interest and other income, net	1,403	629	700

Net loss	(2,617)	(9,343)	(8,519)

Net loss per share:
Basic and diluted	$(0.07)	$(0.24)	$(0.24)

Shares used in computing net loss per share:
Basic and diluted	39,330	38,590	35,612

Included in costs and expenses above-
Stock based compensation charges:
Cost of revenues	$-	$(5)	$64
Research and development	-	240	484
Sales and marketing	-	35	106
General and administrative	-	16	250

Total	$-	$286	$904

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,617)	$(9,343)	$(8,519)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	1,599	1,731	1,126
Amortization of stock based compensation	-	286	904
Impairment of property and equipment	-	331	-
Disposal of property and equipment	77	-	-
Provision (credit) for inventory valuation	(140)	1,280	192
Provision (credit) for doubtful accounts and sales returns	-	(196)	96
Interest income receivable	-	-	(24)
Changes in assets and liabilities:
Accounts receivable	(1,248)	(118)	(982)
Inventories	468	(1,598)	(785)
Prepaid expenses and other assets	34	635	1
Accounts payable	137	704	842
Accrued expense	(82)	(430)	(193)
Other long-term liabilities	(24)	109	(529)

Net cash used in operating activities	(1,796)	(6,609)	(7,871)

Cash flows from investing activities:
Purchase of short-term investments	(39,163)	(55,187)	(74,888)
Proceeds from sales and maturities of short-term investments	36,460	64,155	80,039
Cash from asset acquistion	--	1,500	--
Purchase of property and equipment	(703)	(879)	(272)

Net cash (used in) provided by investing activities	(3,406)	9,589	4,879

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	378	534	283
Proceeds from the exercise of common stock options	84	100	90
Proceeds from repayment of notes receivable	-	532	693
Proceeds from bank borrowings	172	466	--
Repayment of bank borrowings	(51)	-	-

Net cash provided by financing activities	583	1,632	1,066

Effect of exchange rate changes on cash and cash equivalents	(166)	(46)	-

Net (decrease) increase in cash and cash equivalents	(4,785)	4,566	(1,926)
Cash and cash equivalents at beginning of year	7,499	2,933	4,859

Cash and cash equivalents at end of year	$2,714	$7,499	$2,933

Supplemental cash flow information:
Issuance of common stock in connection with asset
acquisition	$-	$(4,015)	$-
Fair value of assets acquired	$-	$2,559	$-
Liability assumed	$-	$(44)	$-

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder’s Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Receivables From Stockholders	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income/(Loss)

Balance at December 31, 2002	35,580	$35	$105,053	$(1,636)	$(2,420)	$(51,987)	$(82)	$48,963

Issuance of Common Stock
upon exercise of options	219	--	90	--	--	--	--	90
Issuance of Common Stock upon
purchase of ESPP	705	1	282	--	--	--	--	283
Interest of notes receivable	--	--	--	(24)	--	--	--	(24)
Repayment of notes receivable	--	--	--	693	--	--	--	693
Deferred stock-based compensation	--	--	(550)	--	550	--	--	--
Amortization of deferred
stock-based compensation	--	--	--	--	904	--	--	904
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(8,519)	--	(8,519)	$(8,519)
Unrealized loss on
short-term investments	--	--	--	--	--	--	(48)	(48)	(48)
Currency translation adjustments	--	--	--	--	--	--	(17)	(17)	(17)

Comprehensive Loss									$(8,584)

Balance at December 31, 2003	36,504	$36	$104,875	$(967)	$(966)	$(60,506)	$(147)	$42,325

Issuance of Common Stock
upon exercise of options	247	1	99	--	--	--	--	100
Issuance of Common Stock upon
purchase of ESPP	1,078	2	532	--	--	--	--	534
Issuance of Common Stock upon
assets acquisition	1,700	1	4,014	--	--	--	--	4,015
Repayment of notes receivable	(530)	(1)	(434)	967	--	--	--	532
Deferred stock-based compensation	--	--	(680)	--	680	--	--	--
Amortization of deferred
stock-based compensation	--	--	--	--	286	--	--	286
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(9,343)	--	(9,343)	$(9,343)
Unrealized loss on
short-term investments	--	--	--	--	--	--	(40)	(40)	(40)
Currency translation adjustments	--	--	--	--	--	--	233	233	233

Comprehensive Loss									$(9,150)

Balance at December 31, 2004	38,999	$39	$108,406	$--	$--	$(69,849)	$46	$38,642

Issuance of Common Stock
upon exercise of options	159	--	84	--	--	--	--	84
Issuance of Common Stock upon
purchase of ESPP	561	1	377	--	--	--	--	378

Issuance of Common Stock
Comprehensive Loss:
Net loss for the year	--	--	--	--	--	(2,617)	--	(2,617)	$(2,617)
Unrealized gain on
short-term investments	--	--	--	--	--	--	33	33	33
Currency translation adjustments	--	--	--	--	--	--	(199)	(199)	(199)

Comprehensive Loss									$(2,783)

Balance at December 31, 2005	39,719	$40	$108,867	$-	$-	$(72,466)	$(120)	$36,321

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

Use of estimates

        The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates involve those required in the assessment of allowance for sales returns, doubtful accounts and/or potential excess obsolete inventory. Actual results could differ from those estimates.

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

Cash, cash equivalents and short-term investments

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but less than one year. As of December 31, 2004 and 2005, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.

        The Company’s financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

Inventories

        Inventories are stated at the lower of cost or market, with cost being determined using standard cost, which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. Provisions are made for excess and obsolete inventory based on historical usage and management’s estimates of future demand. Inventory reserves, once established, are only reversed upon sale or disposition of related inventory.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $1.6 million in 2005, $1.7 million in 2004 and $1.1 million in 2003.

Impairment of long-lived assets

        The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount of such asset exceeds its fair value, which is determined based on discounted cash flows or appraised value, depending on the nature of the asset. There can be no assurance, however, that future market conditions will not determine that customer acceptance will continue, which could result in impairment of long lived assets in the future.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

	Options			ESPP
	Interest Rate	Term	Volatility	Interest Rate	Term	Volatility
2005	4.13 - 4.39%	3 - 4	112.76%	2.13 - 3.93%	0.5	39.13%
2004	3.28 - 3.56%	3 - 4	95.34%	0.93 - 2.34%	0.5	95.34%
2003	1.91 - 2.77%	3 - 4	100.00%	0.96 - 1.01%	0.5	100.00%

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        The weighted average fair value on the grant date of options in the years ended December 31, 2005, 2004 and 2003 was $1.21, $0.91, and $0.65 respectively. The weighted average fair value of the employee stock purchase rights granted under the 2000 Employee Stock Purchase Plan (ESPP) for the years ended December 31, 2005, 2004, and 2003 was $0.40, $.91 and $1.66, respectively. No employee stock purchase rights were granted in 2000.

        Had compensation cost been determined based upon the fair value on the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(2,617)	$(9,343)	$(8,519)

Add: Stock-based employee compensation expense included
in reported net loss	-	286	904
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(796)	(1,172)	(1,690)

Pro forma net loss	$(3,413)	$(10,229)	$(9,305)

Net loss per share attributable to common stockholders,
basic and diluted:
As reported	$(0.07)	$(0.24)	$(0.24)
Pro forma	$(0.09)	$(0.27)	$(0.26)

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

        The following table sets forth the computation of basic and diluted net loss per share for the years indicated (in thousands, except per share amounts):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net loss attributable to common stockholders	$(2,617)	$(9,343)	$(8,519)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	39,330	38,665	35,849
Less: Weighted average of shares subject to repurchase right	-	(75)	(237)

Basic and diluted	39,330	38,590	35,612

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.24)	$(0.24)

        The following outstanding options were excluded from the computation of diluted net loss per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2005	2004	2003
Options to purchase common stock and shares
subject to repurchase	4,840	4,316	3,835

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

Recent Accounting Pronouncements

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

        Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to LoanCommitments.” SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133. Management does not expect the implementation of this new bulletin to have a material impact on the Company’s financial position, results of operations or cash flows. The Company does not have any loan commitments.

        In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes are required to be restated to conform to this consensus and the Company is required to include the shares issuable upon the conversion of the debt in the diluted earnings per share computation for all periods during which contingently convertible notes are outstanding. Management does not expect the implementation of this new bulletin to have a material impact on the Company’s financial position, results of operations or cash flows. The Company does not have any convertible debt.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

        In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

        In March 2005, the SEC released Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our financial position, results of operations or cash flows.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”(FAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in its consolidated statement of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and the presentation of these tax benefits within the consolidated statement of cash flows. In addition to the appropriate fair value model to be used for valuing share-based payments, the Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods are the prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated. The Company plans to adopt the prospective method.

        In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006.

        In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have a material impact upon its financial condition or results of operations.

        Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force), the ASCPA and the SEC did not or are not believed by management to have a material impact on our Company’s present or future consolidated financial statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

2. Balance Sheet Components

	December 31,
	2005	2004
Cash and cash equivalents:
Cash	$1,901	$6,469
Government agencies' discount notes	-	441
Money market instruments and funds	813	589

	$2,714	$7,499

Accounts receivable, net:
Accounts receivable	$3,716	$2,465
Less: Allowance for doubtful accounts and sales returns	(146)	(143)

	$3,570	$2,322

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$143	$606
Change	30	(196)
Utilized	(27)	(267)

Balance at end of year	$146	$143

Inventories:
Finished goods	$842	$840
Work-in-process	1,579	1,356
Raw materials	1,249	1,802

	$3,670	$3,998

Accrued expenses:
Accrued compensation costs	$1,186	$1,246
Accrued professional fees	265	316
Other accruals	904	875

	$2,355	$2,437

Other long-term liabilities:
Accrued pension liability	$366	$383
Other liabilities	9	20

	$375	$403

Accumulated other comprehensive Income/(Loss):
Cumulative translation adjustments	$(92)	$107
Unrealized loss on short-term investments	(28)	(61)

	$(120)	$46

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

3. Marketable Securities

	December 31, 2005				December 31, 2004

	Available-for-Sale Securities				Available-for-Sale Securities

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$813	$--	$--	$813	$618	$--	$--	$681
Auction rate securities	17,200	--	--	17,200	5,100	--	--	5,100
US Treasury and Federal
Agency Securities	6,500	--	(20)	6,480	13,441	--	(40)	13,401
Corporate bonds	3,021	--	(8)	3,013	5,825	--	(21)	5,804

Total available-for-sale securities	$27,534	$--	$(28)	$27,506	$25,047	$--	$(61)	$24,986

Included in:
Cash and cash equivalents				$813				$1,029
Short-term investments				26,693				23,957

Total				$27,506				$24,986

        Approximately $0.4 million of the short term investments above are pledged as collateral for a stand-by letter of credit issued by a commercial bank.

4. Property and Equipment, Net:

	December 31,
(in thousands)	2005	2004
Machinery and equipment	$8,901	$8,901
Furniture and fixtures	432	412
Leasehold improvements	678	640
Building and equipment prepayments	890	944

	$10,901	$10,897
Less: Accumulated depreciation	(6,337)	(5,294)

Total property and equipment, net	$4,564	$5,603

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

6. Income Taxes

The components of loss before income taxes are as follows:

	Years Ended December 31,
(in thousands)	2005	2004	2003
Loss subject to domestic income taxes only	$(1,493)	$(6,717)	$(7,755)
Loss subject to foreign income taxes only	(1,124)	(2,626)	(764)

	$(2,617)	$(9,343)	$(8,519)

The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate

	Years Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax	(6.2)	(5.0)	(5.5)
Stock compensation	-	1.0	4.7
Research expenses excluded from income	1.0	-	-
Research and development credits	(2.8)	(0.8)	(4.5)
Valuation allowance	41.0	38.5	39.3
Other	1.0	0.3	-

Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets consisted of the following:

	December 31,
(in thousands)	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$17,100	$15,969
Credit carryforwards	2,140	2,029
Depreciation	401	491
Accruals and allowances	1,057	1,010

	20,698	19,499
Less: valuation allowances	(20,698)	(19,499)

Net deferred tax assets	$--	$--

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2005	2004
Valuation allowances on deferred tax assets:
Balance at beginning of year	$19,499	$15,903
Addition	1,199	3,596
Utilized	--	--

Balance at end of year	$20,698	$19,499

        Based upon the weight of available evidence, which includes the Company’s historical operating performance, lack of taxable income and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets.

        As of December 31, 2005, the Company had net operating loss carryforwards of approximately $41.4 million for federal and $22.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2011 for state purposes.

        As of December 31, 2005, the Company had research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2021. The California tax credit can be carried forward indefinitely.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

The following table summarizes option activity under the Plans:

	Options Shares	Options Outstanding		Weighted Average
	Available for Grant	Number of Shares	Exercise Price	Exercise Price
Balance at December 31, 2002	2,460,500	2,959,858	$0.20 - $6.38	$1.42

Additional shares reserved	1,700,000	--
Granted	(1,356,300)	1,356,300	$0.45 - $1.81	$1.25
Canceled	290,850	(499,567)	$0.20 - $6.38	$2.45
Exercised	--	(218,300)	$0.20 - $2.00	$0.41
Balance at December 31, 2003	3,095,050	3,598,291	$0.20 - $6.38	$1.27

Additional shares reserved	2,002,133	--
Granted	(1,311,300)	1,311,300	$0.81 - $0.96	$0.91
Canceled	322,833	(421,291)	$0.40 - $6.38	$1.84
Exercised	--	(247,217)	$0.05 - $2.00	$0.40
Balance at December 31, 2004	4,108,716	4,241,083	$0.05 - $6.38	$1.16

Additional shares reserved	1,700,000	--
Granted	(1,148,500)	1,148,500	$0.90 - $0.91	$0.90
Canceled	371,325	(389,825)	$0.40 - $4.50	$1.17
Exercised	--	(159,375)	$0.85 - $0.86	$0.72
Balance at December 31, 2005	5,031,541	4,840,383	$0.40 - $4.50	$1.12

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Information relating to stock options outstanding at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20	143,000	3.50	$0.20	143,000	$0.20
$0.40– $0.63	280,00	7.10	$0.52	241,152	$0.51
$0.70– $1.00	3,419,650	8.24	$0.89	2,970,859	$0.88
$1.56– $2.50	824,500	7.38	$1.64	809,967	$1.64
$4.00– $5.75	143,333	4.79	$4.57	143,333	$4.57
$6.38	29,900	4.98	$6.38	29,900	$6.38
	4,840,383	7.76	$1.12	4,338,211	$1.14

        Options exercisable as of December 31, 2005, 2004, and 2003 were 4,338,221, 1,895,723, and 1,468,725 at an average exercise price of $1.14, $1.32, and $1.43 per share, respectively.

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

Accelerated Vesting of Options

        On December 30, 2005, the Board of Directors of the Company approved accelerating the vesting of all the currently unvested stock options awarded to employees at the director level and above, including executive officers. The unvested options to purchase up to approximately 1.9 million additional shares became immediately exercisable as a result of the vesting acceleration. Typically, stock options granted by the Company vest over a four year period. The number of shares and exercise prices of the options subject to the acceleration remain unchanged. No additional compensation expense was taken based on historical employee turnover rates and forfeitures.

        The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the expected implementation of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment“ in January 2006. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $1.0 million of compensation expense over the course of the original vesting periods. Up to approximately $250 thousand of such compensation expense is expected to be avoided in 2006.

        Restrictions have been imposed upon the sale of any shares received through the exercise of acceleration options, which restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the original vesting date of the option. This restriction does not affect the fair value of the option at the grant date.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

        In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Plan”). The Company reserved 1,500,000 shares of common stock for issuance under the Plan. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 560,780, 1,077,623 and 705,185 shares were issued under the Plan in 2005, 2004, and 2003, respectively.

        There were 532,304 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2005.

Stock-based Compensation under APB Opinion No. 25

        During the years ended December 31, 2005, 2004, and 2003, the Company recorded stock based compensation expense of $0 million, $0.3 million, and $0.9 million, respectively. This compensation expense represents the difference between the exercise price of common stock options and the deemed fair value for financial statement reporting purposes of the Company’s common stock on the option grant date. Deferred compensation is being amortized using the graded vesting method, in accordance with FIN No. 28, over the vesting period of each respective option, generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

        At December 31, 2005, one customer accounted for 17.7% of the Company’s accounts receivable. At December 31, 2004, two customers accounted for 11% and 10% of the Company’s accounts receivable, respectively.

        One customer accounted for 10%, 11%, and 11% of our revenues in the years ended December 31, 2005, 2004, and 2003 respectively. Certain components used in manufacturing the Company’s products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

9. Acquisition of Assets

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

10. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenues
United States	$19,586	$13,055	$10,702
Taiwan	1,377	1,503	768

	$20,963	$14,558	$11,470

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2005	2004	2003
Revenues
Optical path management solution	$14,092	$10,628	$9,104
Dense wave length division multiplexer	6,871	3,930	2,366

	$20,963	$14,558	$11,470

	December 31,
	2005	2004

Property and Equipment
United States	$371	$748
Taiwan	3,129	3,940
China	1,064	915

	$4,564	$5,603

11. Commitments and Contingencies

        Litigation: From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

        Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements as of December 31, 2005.

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

        Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2010. Total rent expense under these operating leases were approximately $0.6 million, $1.0 million and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        Total future minimum lease payments under operating leases as of December 31, 2005 are summarized below (in thousands):

Years ending December 31,
2006	833
2007	627
2008	599
2009	437
2010 and after	239

Total	$2,735

        Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of December 31, 2005. The letter of credit is collateralized by short term investments of $0.4 million.

12. Bank Loan

        In November 2004, the Company entered into a ten year loan of $0.5 million in Taiwan with a fixed interest rate of 2.3% for the first two years. The loan is secured by the Company’s building in Taiwan. The net book value of the building was $0.6 million as of December 31, 2005.

Payments due under the bank loan as of December 31, 2005 are as follows (in thousands):

Years ending December 31,
2006	$87
2007	88
2008	90
2009	90
2010	66
2011 and after	209

Total payment	630
Less: Amounts representing interest	(73)

Present value of net remaining payments	557
Less: current portion	(73)

Long-term portion	$484

13. Related Party Transactions

         As of March 8, 2006, Foxconn Holding Limited was a holder of 20.1% of the Company’s common stock. In the normal course of business, the Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.8 million and $0.3 million in the years ended December 31, 2005 and 2004, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $2.3 million and $1.4 million in the years ended December 31, 2005 and 2004. Amounts due from Hon Hai Precision Company Limited were $0.3 million at December 31, 2005 and 2004. Amounts due to Hon Hai Precision Company Limited were $0.6 million at December 31, 2005 and 2004.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      On April 7, 2005, our board of directors dismissed PricewaterhouseCoopers LLP, or PWC, as our independent registered public accounting firm and subsequently appointed Stonefield Josephson, Inc. as our independent registered public accounting firm. There were no disagreements with PWC in connection with the audit for the year ended December 31, 2004 or during the subsequent interim period preceding their replacement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to PWC’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. The report of PWC on the financial statements for the year ended December 31, 2004 contained no adverse opinion or disclaimer of opinion and was unqualified and not modified as to uncertainty, audit scope or accounting principle. We did not consult with Stonefield Josephson, Inc. on any accounting or financial reporting matters in the periods prior to their appointment.

      We requested PWC to furnish a letter addressed to the Securities and Exchange Commission, stating whether it agrees with these statements made by us and, if not, stating the respects in which it does not agree. A copy of this letter, dated as of April 13, 2005, which states that it agrees with these statements, is incorporated by reference to Exhibit 16 to our Form 8-K/A filed April 13, 2005 (File No. 000-31857).

Item 9A. Controls and Procedures

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

        Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Acting Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 9B. Other Information

      Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders to be held on May 19, 2006 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Director Compensation,” “Election of Directors - Executive Compensation,” and “Election of Directors — Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

        Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	4,840,383	(1)	$1.12	5,563,845	(2)
Equity compensation plans not
approved by security holders	-		-	-

Total	4,840,383		$1.12	5,563,845

(1)     Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan. Options to purchase shares of the Company’s Common Stock are no longer granted under the 1997 Stock Plan.

(2)     Includes:

    (a)        5,031,541 of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

    (b)        532,304 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on the first day of the Company’s fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm-Principal Accountant Fees and Services” and “-Audit Committee Pre-Approval Policies” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

       (1) Financial Statements

               Reference is made to the index to Consolidated Financial Statements under Item 8 of Part II hereof.

       (1) Financial Statements Schedules

               Schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

       (1) Exhibits

               See the List of Exhibits, which follows the signature pages of this report and is incorporated here by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: March 24, 2006
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

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer	March 24, 2006
Peter C. Chang	(Principal Executive Officer) and
Chairman
/s/ Anita K. Ho	Acting Chief Financial Officer	March 24, 2006
Anita K. Ho	(Principal Financial and Accounting
Officer)
/s/ Richard Black	Director	March 24, 2006
Richard Black

/s/ Gwong-Yih Lee	Director	March 24, 2006
Gwong-Yih Lee

/s/ Ray Sun	Director	March 24, 2006
Ray Sun

/s/ James C. Yeh	Director	March 24, 2006
James C. Yeh

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to the Company's Form 10-K for the year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.2#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.3#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
10.4#	Alliance Fiber Optic Products, Inc. Amended and Restated 2000 Employee Stock Purchase Plan.
10.5#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
10.6#	Form of Full Recourse Promissory Note (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
10.7#	Lease Agreement dated April 5, 2004 by and between Moffett Office Park Investors LLC and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-QSB for period ended June 30, 2004).

Exhibit Number	Description of Document
10.8#	Form of 2000 Stock Incentive Plan Option Agreement
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 58 of this Form 10-K)
31.1	RRule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

_________________
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
# Indicates management contract or compensatory plan or arrangement.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-50998, 333-50926, 333-54864, 333-54874, 333-119710, 333-119711, 333-123648 and 333-123649) of Alliance Fiber Optic Products, Inc. of our report dated February 8, 2006, relating to the consolidated financial statements which appear in this Form 10-K.

/s/Stonefield Josephson, Inc.

San Francisco, California
March 24, 2006

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-50998, 333-50926, 333-54864, 333-54874, 333-119710, 333-119711, 333-123648 and 333-123649) of Alliance Fiber Optic Products, Inc. of our report dated January 29, 2005, relating to the consolidated financial statements which appear in this Form 10-K.

/s/PricewaterhouseCoopers LLP

San Jose, California
March 24, 2006

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2005

CERTIFICATION

I, Peter C. Chang, certify that:

       1. I have reviewed this annual report on Form 10-K of Alliance Fiber Optic Products, Inc.;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

       4. The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

       5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 24, 2006

By /s/ Peter C. Chang
Peter C. Chang
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2005

CERTIFICATION

I, Anita K. Ho, certify that:

       1. I have reviewed this annual report on Form 10-K of Alliance Fiber Optic Products, Inc.;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

       4. The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

       5. The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 24, 2006

By /s/ Anita K. Ho
Anita K. Ho
Corporate Controller and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 32.1

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. ss 1350

       I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company“), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

       (i)       the Annual Report of the Company on Form 10-K for the period ended December 31, 2005 (the “Report“), fully complieswith the requirements of section 13(a) of the Securities Exchange Act of 1934, and

       (ii)       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Peter C. Chang
Peter C. Chang
March 24, 2006

Exhibit 32.2

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. ss 1350

       I, Anita K. Ho, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company“), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

       (i)       the Annual Report of the Company on Form 10-K for the period ended December 31, 2005 (the “Report“), fully complieswith the requirements of section 13(a) of the Securities Exchange Act of 1934, and

       (ii)       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Anita K. Ho
Anita K. Ho
March 24, 2006