Form 10-Q
period 2006-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2006-05-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(408) 736-6900

(Issuer's telephone number)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On May 5, 2006, 40,198,610 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2005

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2006	December 31, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,981	$2,714
Short-term investments	26,283	26,693
Accounts receivable, net	3,186	3,570
Inventories, net	3,926	3,670
Prepaid expense and other current assets	708	634

Total current assets	37,084	37,281

Property and equipment, net	4,352	4,564
Other assets	132	105

Total assets	$41,568	$41,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,437	$2,342
Accrued expenses	2,103	2,335
Current portion of bank loan	74	73

Total current liabilities	4,614	4,770
Other long-term liabilities
Bank loan	471	484
Other long-term liabilities	378	375

Total long term liabilities	849	859

Total liabilities	5,463	5,629

Commitments and contingencies (Note 7)	--	--
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
39,882,051 and 39,719,351 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	40	40
Additional paid-in-capital	109,040	108,867
Accumulated deficit	(72,839)	(72,466)
Accumulated other comprehensive loss	(136)	(120)

Stockholders' equity	36,105	36,321

Total liabilities and stockholders' equity	$41,568	$41,950

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$5,221	$5,006
Cost of revenues	3,884	4,075

Gross profit	1,337	931

Operating expenses:
Research and development	759	952
Sales and marketing	586	574
General and administrative	763	750

Total operating expenses	2,108	2,276

Loss from operations	(771)	(1,345)
Interest and other income, net	398	533

Net loss	$(373)	$(812)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Shares used in computing net loss per share:
Basic and diluted	39,771	39,017

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(373)	$(812)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	367	391
Disposal of property and equipment	5	7
Stock-based compensation	77	--
Provision for inventory valuation	173	(27)
Changes in assets and liabilities:
Accounts receivable	384	(228)
Inventories	(429)	381
Prepaid expenses and other current assets	(74)	(55)
Accounts payable	95	(35)
Accrued expenses and facility charges	(251)	(479)
Other assets	(27)	(3)
Other long-term liabilities	3	(3)

Net cash used in operating activities	(50)	(863)

Cash flows from investing activities:
Purchase of short-term investments	(500)	(2,700)
Proceeds from sales and maturities of short-term investments	916	350
Cash from asset acquistion	--	--
Purchase of property and equipment	(109)	(268)

Net cash provided by or (used in) investing activities	307	(2,618)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	96	15
Repayment of bank borrowings	(18)	(9)

Net cash provided by financing activities	78	6

Effect of exchange rate changes on cash and cash equivalents	(68)	(232)

Net increase or (decrease) in cash and cash equivalents	267	(3,707)
Cash and cash equivalents at beginning of period	2,714	7,499

Cash and cash equivalents at end of period	$2,981	$3,792

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

Basis of presentation

        The condensed consolidated financial information as of March 31, 2006 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

        Our dense wavelength division multiplexing (“DWDM”) related products contributed revenues of $2.1 million and $1.9 million for the quarters ended March 31, 2006 and March 31, 2005, respectively. In the quarters ended March 31, 2006 and March 31, 2005, our top 10 customers comprised 59.0% and 62.2% of our revenues, respectively. For the three months ended March 31, 2006, one customer accounted for 10.7% of our total revenues. For the three months ended March 31, 2005, two customers accounted for 15.6% and 11.0% of our total revenues, respectively.

2. Recent Accounting Pronouncements

        In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. The Company does not believe adoption of SFAS 156 will have a material effect on the financial position, results of operations, or cash flows.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008. The Company does not believe adoption of SFAS 155 will have a material effect on the financial position, results of operations, or cash flows.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA") and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Stock-based Compensation

        Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, "Statement No. 123(R)"), which establish accounting for share-based payment ("SBP") awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

        Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and EITF Issue No. 96-18, which require the award to be recorded at its fair value.

        Statement No. 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Binomial Lattice Model instead of the Black-Scholes Model previously utilized under Statement No. 123. The Company believes that the revised model represents a more likely projection of actual outcomes.

        The Company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the first three months of 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

        As a result of adopting Statement No. 123(R), on January 1, 2006, the Company's loss before income tax and net loss for the three months ended March 31, 2006 were $373,000 which was $77,000 higher than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $0.01 if the Company had not adopted Statement No. 123(R), compared to reported basic and diluted loss per share of $0.01.

        Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. The Company does not recognize any tax benefit related to this based on Company's historical operating performance, lack of taxable income and the accumulated deficit.

        As of March 31, 2006, there was $1.15 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's various option plans; that cost is expected to be recognized over a period of 3.75 years.

        The following table presents the Company's pro forma net income and basic and diluted net income per share for the three months ended March 31, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the Company's various stock-based compensation plans:

For the Three
Months Ended
March 31, 2005
Net loss, as reported	$(812)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related tax	$(225)

Pro forma net loss	$(1,037)

Net loss per share:
Basic and diluted - as reported	$(0.02)
Basic and diluted - pro forma	$(0.03)

        For the three months ended March 31, 2005, the fair value of SBP awards was estimated using the Black-Sholes valuation model, with the following weighted-average assumptions and fair values as follows:

For the Three Months Ended
March 31, 2005
Volatility (percent)*	193.5
Expected term (in years)**	4
Risk-free interest rate (percent)***	4.07
Expected dividend (percent)	--
Weighted-average fair value per option granted	N/A

* Volatility is measured using historical daily price changes of the Company's common stock over the expected life of the option

** The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

*** The risk free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of the option.

N/A: There were no options granted during the three months ended March 31, 2005.

        For the three months ended March 31, 2006, the fair value of SBP awards was estimated using the Binomial-Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

For the Three Months Ended
March 31, 2006
Volatility (percent)*	36.7
Expected term (in years)**	4
Risk-free interest rate (percent)***	4.56
Expected dividend (percent)	--
Forfeiture rate (percent)****	10
Weighted-average fair value per option granted	$1.77

* Volatility is projected using Industry Analysis forecasts for earnings, EPS, and stock price, and the Company's earning forecast.

** The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

*** The risk free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of the option.

**** Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

        At March 31, 2006, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

(a) 1997 Stock Option Plan

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

(b) 2000 Stock Incentive Plan

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

        The following information relates to the stock option activity for the three months ended March 31, 2006:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2005	4,840,383	$1.12
Granted	70,000	1.19
Exercised	(162,700)	0.59
Forfeited	(19,800)	1.14
Outstanding at March 31, 2006	4,727,883	$1.13	7.6 Years	$5,639,619
Vested and expected to vest at March 31, 2006	4,645,461	$1.14	7.6 Years	$5,531,584
Exercisable at March 31, 2006	3,903,666	$1.18	7.4 Years	$4,559,270

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was $267,000 and $49,000, respectively.

        The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $123,900. There were no options granted during the three months ended March 31, 2005.

        Expected dividend rate is 0% for both three month periods ended March 31, 2005 and 2006 respectively.

        Cash received from option exercises during the three months ended March 31, 2006 was $96,000 and is included within the financing activities section in the accompanying consolidated statements of cash flows.

4. Inventories, net (in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)

Finished goods	$ 1,055	$ 842
Work-in-process	1,623	1,579
Raw materials	1,248	1,249

	$ 3,926	$ 3,670

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(373)	$(812)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	39,771	39,017
Less: Weighted average of shares subject to repurchase	--	--

Basic and diluted	39,771	39,017

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

        All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Options to purchase common stock and
shares subject to repurchase	4,728	4,213

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

        The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(373)	$(812)
Cumulative translation adjustments	(23)	(200)
Unrealized gain on short-term investments	6	30

Total comprehensive loss	$(390)	$(982)

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

Operating Leases:

        The Company leases certain office space under long-term operating leases expiring at various dates through 2010.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Nine months ending December 31, 2006	$643
Years ending December 31:
2007	633
2008	604
2009	437
2010	239

Total	$2,556

Letter of Credit:

        The Company had a letter of credit of $0.4 million outstanding as of March 31, 2006. The letter of credit is collateralized by short-term investments of $0.4 million.

8. Bank Loan

        In November 2004, the Company entered into a ten-year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan's prime rate for the remaining years. The loan is secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of March 31, 2006.

Payments due under the bank loan as of March 31, 2006 are as follows (in thousands):

Years ending December 31,
2006	66
2007	91
2008	91
2009	91
2010	67
2011 and after	214

Total payment	620
Less: Amounts representing interest	(75)

Present value of net remaining payments	545
Less: current portion	(74)

Long-term portion	$471

9. Related Party Transactions

        As of March 31, 2006, Foxconn Holding Limited was a holder of 20.1% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.2 million in the quarter ended March 31, 2006. Purchases of raw materials from Hon Hai Precision Company Limited were $0.5 million in the quarter ended March 31, 2006. Amounts due from Hon Hai Precision Company Limited were $0.3 million at March 31, 2006. Amounts due to Hon Hai Precision Company Limited were $0.4 million at March 31, 2006.

10. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues
United States	$4,866	$4,636
Taiwan	355	370

	$5,221	$5,006

	Three Months Ended March 31,
	2006	2005
Revenues
Optical path multiplexing solution	$3,135	$3,152
Dense wavelength division multiplexing	2,086	1,854

	$5,221	$5,006

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Property and Equipment
United States	$285	$371
Taiwan	3,035	3,129
China	1,032	1,064

	$4,352	$4,564

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, net operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, exposure to interest rate or currency fluctuation, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our plans for a reverse stock split, our employee relations, the adequacy of our internal controls, the effect of recent accounting pronouncements and our critical accounting policies, estimates, models and assumptions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, "Risk Factors." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2005.

        The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP") based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2006, of approximately 10% were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $77,000, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of March 31, 2006, total unrecognized compensation costs related to unnvested stock options was $1.15 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.75 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options.

        Management's discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        For additional information regarding our critical accounting policies and estimates, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, for the year ended December 31, 2005.

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

        Our DWDM-related products contributed revenues of $2.1 million and $1.9 million for the quarters ended March 31, 2006 and March 31, 2005, respectively. In the quarters ended March 31, 2006 and March 31, 2005, our top 10 customers comprised 59.0% and 62.2% of our revenues, respectively. For the three months ended March 31, 2006, one customer accounted for 10.7% of our total revenues. For the three months ended March 31, 2005, two customers accounted for 15.6% and 11.0% of our total revenues, respectively. We market and sell our products predominantly through our direct sales force.

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

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders' equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation was being amortized using the graded vesting method, under which each option grant was separated into portions based on its vesting terms which resulted in acceleration of amortization expense for the overall award. The deferred stock-based compensation balance was fully amortized on an accelerated basis by December 1, 2004.

        In January 2004, we completed the purchase of the assets of Taiwan-based Ritek Corporation's photonic business unit in exchange for 1.7 million shares of our common stock. The total purchase price was $4.0 million, including $1.5 million in cash from Ritek. The unit is located in Hsin Chu Industrial Park, Taiwan.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues:	74.4	81.4

Gross profit	25.6	18.6
Operating expenses:
Research and development:	14.5	19.0
Sales and marketing:	11.2	11.4
General and administrative:	14.6	15.0

Total operating expenses	40.3	45.4
Loss from operations	(14.7)	(26.8)
Interest and other income, net	7.6	10.6

Loss before income taxes	(7.1%)	(16.2%)

        Revenues. . Revenues were $5.2 million and $5.0 million for the three months ended March 31, 2006 and 2005, respectively. Revenues increased 4% in the quarter ended March 31, 2006 from the same period in 2005 primarily due to increased volume shipments of our Fiber to the Premise (FTTP) and Compact Coarse Wavelength Division Multiplexing (CCWDM) products which were somewhat offset by decreasing average selling prices. Revenues from our xWDM-related products were $2.1 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

        Cost of Revenues. Cost of revenues was $3.9 million and $4.1 million for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues as a percentage of revenues decreased to 74.4% for the three months ended March 31, 2006 from 81.4% for the three months ended March 31, 2005. Cost of revenues for the period ended March 31, 2006 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products.

        Gross Profit. Gross profit increased to $1.3 million, or 25.6% of revenues, for the three months ended March 31, 2006 from $0.9 million, or 18.6% of revenues, for the same period in 2005. For the period ended March 31, 2006, higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin figure. We expect our gross profit as a percentage of revenues to improve in the near term due to higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption. We had approximately $1.3 million in xWDM-related net inventory and $2.6 million in OPMS-related net inventory on hand at March 31, 2006. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory provisions in future periods if demand for our products decrease below our forecasted levels.

        Research and Development Expenses. Research and development expenses decreased to $0.7 million for the three months ended March 31, 2006 from $0.8 million for the same period in 2005. The decrease was primarily due to reduced material expenses. As a percentage of revenues, research and development expenses decreased to 14.5% in the three months ended March 31, 2006 from 19.0% for the same period in 2005. We expect research and development expenses on our product development efforts to decline slightly in the near term.

        Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended March 31, 2006 and for the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 11.2% in the three months ended March 31, 2006 from 11.4% in the three months ended March 31, 2005. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade show activities.

        General and Administrative Expenses. General and administrative expenses decreased to $0.8 million for the three months ended March 31, 2006 from $0.8 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 14.6% in the three months ended March 31, 2006 from 15.0% for the same period in 2005. We expect to maintain general and administrative expenses at the same level as the first three months of 2006 with the exception of professional and legal services which we expect will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Stock-Based Compensation. Total stock based compensation increased to $77,000 for the three months ended March 31, 2006 from $0 for the same period in 2005. This increase was due to the adoption of SFAS No. 123R ("Accounting for Stock Based Compensation") as of January 2006. In 2005, the Company accelerated the vesting of options to purchase up to approximately 1.9 million shares. The Company's accounting policy requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 1, 2004. This resulted in no stock based compensation in the first quarter of 2005.

        Interest and Other Income, Net. Interest and other income, net, was $0.4 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. For the period ended March 31, 2005, we received a one-time tax refund payment from the Taiwan government of $0.1 million.

Liquidity and Capital Resources

        At March 31, 2006, we had cash and cash equivalents of $3.0 million and short-term investments of $26.3 million.

        Net cash used in operating activities was $50,000 for the three months ended March 31, 2006. Net cash used in operating activities was primarily due to net loss of $0.4 million, which was offset by depreciation expenses of $0.4 million and $0.2 million of inventory provision. Accounts receivable decreased by $0.4 million and accounts payable increased by $0.1 million offset by a $0.4 million increase in inventory and a $0.3 million increase in accrued expenses. Net cash used in operating activities was $0.9 million for the three months ended March 31, 2005, and was primarily due to a net loss of $0.8 million.

        Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2006. This resulted from $0.4 million in net proceeds from sales of short-term investment offset by $0.1 million spending on equipment purchase. Cash used in investing activities was $2.6 million for the three months ended March 31, 2005. In the three months ended March 31, 2005, we spent a net $2.4 million for the purchase of short-term securities, and we used $0.3 million for property and equipment.

        Cash generated by financing activities was $78,000 and $6,000 for the three months ended March 31, 2006 and 2005, respectively, resulting from proceeds from exercise of options to purchase common stock and repayment of bank borrowings.

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

        In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. In August 2002, we entered into a lease for 62,000 square foot facility in the Shenzhen area of China, which will expire in July 2007.

        Additionally, In February 2006, we entered into a new lease for a total of 21,600 square feet facility located in Hu-Kou, Taiwan. This lease will expire in January 2009.

Recent Accounting Pronouncements

        In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. The Company does not believe adoption of SFAS 156 will have a material effect on the financial position, results of operations, or cash flows.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008. The Company does not believe adoption of SFAS 155 will have a material effect on the financial position, results of operations, or cash flows.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA") and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2005, $0.8 million, or 3.0% of our investments, had maturities of less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk and we do not believe that a 10% change in interest rates will have a significant impact on our investments or interest income.

Exchange Rate Sensitivity

        We currently have operations in the United States, Taiwan and China. The functional currency of our subsidiaries in Taiwan and China are the local currencies, and we are subject to foreign currency exchange rate fluctuations associated with the translation to United States dollars. Though some expenses are incurred by our Taiwan and China operations, substantially all of our sales are made in United States dollars; hence, we have minimal exposure to foreign currency rate fluctuations relating to sales transactions. We do not believe that a hypothetical change of 10% in the foreign currency exchange rates would have a material impact on our financial results.

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

ITEM 4: CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

ITEM 1A: RISK FACTORS

        We have a history of losses, expect future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We incurred net losses of approximately $0.4 million and $0.8 million in the first quarter of fiscal 2006 and 2005, respectively, and expect that our net losses and negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of March 31, 2006, we had an accumulated deficit of approximately $72.8 million.

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

        Sales of our OPMS products accounted for over 60% of our revenues in the quarter ended March 31, 2006 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products have fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of March 31, 2006, we had a total of 47 full-time employees in Sunnyvale, California, 294 full-time employees in Taiwan, and 237 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.8 million and $1.0 million for the quarters ended March 31, 2006 and 2005, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

        We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business. All of our graded index, or GRIN, lenses, which are incorporated into substantially all of our filter-based DWDM products, is obtained from one supplier, Nippon Sheet Glass. Nippon Sheet Glass is the only known supplier of GRIN lenses.

        Because we experience long lead times for materials and components, we may not be able to effectively manage our inventory levels, which could harm our operating results.

        Because we experience long lead times for materials and components and are often required to purchase significant amounts of materials and components far in advance of product shipments, we may not effectively manage our inventory levels, which could harm our operating results. Alternatively, if we underestimate our raw material requirements, we may have inadequate inventory, which could result in delays in shipments and loss of customers. If we purchase raw materials and increase production in anticipation of orders that do not materialize or that shift to another quarter, we will, as we have in the past, have to carry or write off excess inventory and our gross margins will decline. Both situations could cause our results of operations to be below the expectations of investors and public market analysts, which could, in turn, cause the price of our common stock to decline. The time our customers require to incorporate our products into their own can vary significantly and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our forecasts. Even if we receive these orders, the additional manufacturing capacity that we add to meet our customer's requirements may be underutilized in a subsequent quarter.

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

        We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. At this time, we expect the application of this standard to have no material impact on the Company's financial statements. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

        We may be unable to successfully integrate acquired businesses or assets with our business, which may disrupt our business, divert management's attention and slow our ability to expand the range of our proprietary technologies and products.

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

        Many companies that face delisting as a result of closing bid prices that are below the Nasdaq Capital Market's continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. We continue to consider the merits of implementing a reverse split and to evaluate other courses of action.

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

        For the year ended December 31, 2005 and the three months ended March 31, 2006, sales to customers located outside of North America were 25.2% and 26.6% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

        Outbreaks of diseases pose a risk to the Company's business.

        In the past, outbreaks of Severe Acute Respiratory Syndrome, or SARS, and of the bird flu have developed into an international health concern, especially in Asia. We have manufacturing facilities located in Taiwan and China. A new outbreak of disease such as SARS or the bird flu among our employees in Asia could disrupt our Asian manufacturing operations for an extended period of time, which could limit our ability to supply our products to our customers in sufficient quantities on a timely basis. A shutdown of our Asian facilities due to fear of spread of infection or because of a quarantine could result in our inability to supply our customers. If we are unable to fulfill demand for our products, our relationships with our customers would be harmed and our revenues could be impacted. We also rely on companies in Asia for many of the components necessary to manufacture our products. If our suppliers experience a significant disruption in their businesses as a result of outbreaks, we may not be able to obtain the parts necessary to make our products, which could negatively impact our revenues. In addition, if any of our customers experiences a significant disruption in their business as a result of outbreaks, they may delay or cancel purchases of our products, which could harm our business. Also, certain of our key employees travel to Asia to oversee our Asian operations and to meet with our suppliers and customers. If any of our key employees are infected with diseases such as SARS or the bird flu on such a trip or if these employees are quarantined when they return to the United States, our business could be negatively impacted. These conditions and uncertainties make it difficult for us, our suppliers and our customers to accurately forecast and plan future business activities.

        Because our manufacturing operations are located in active earthquake fault zones in California and Taiwan, and our Taiwan location is susceptible to the effects of a typhoon, we face the risk that a natural disaster could limit our ability to supply products.

        Three of our primary manufacturing operations are located in Sunnyvale, California, Tu-Cheng City, Taiwan, and Hu-Kou City, Taiwan, all active earthquake fault zones. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 6: EXHIBITS

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

___________________

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: May 12, 2006

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)