Form 10-Q
period 2006-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2006-08-11
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

On August 4, 2006, 40,238,849 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2006

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2006	December 31, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,759	$2,714
Short-term investments	25,607	26,693
Accounts receivable, net	3,741	3,570
Inventories, net	4,239	3,670
Prepaid expense and other current assets	590	634

Total current assets	37,936	37,281

Property and equipment, net	4,172	4,564
Other assets	132	105

Total assets	$42,240	$41,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,646	$2,342
Accrued expenses	2,252	2,355
Current portion of bank loan	74	73

Total current liabilities	4,972	4,770
Other long-term liabilities
Bank loan	454	484
Other long-term liabilities	380	375

Total long term liabilities	834	859

Total liabilities	5,806	5,629

Commitments and contingencies (Note 7)	--	--
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
40,238,849 and 39,719,351 shares issued and outstanding at
June 30, 2006 and December 31, 2005, respectively	40	40
Additional paid-in-capital	109,344	108,867
Accumulated deficit	(72,820)	(72,466)
Accumulated other comprehensive loss	(130)	(120)

Stockholders' equity	36,434	36,321

Total liabilities and stockholders' equity	$42,240	$41,950

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$6,252	$5,178	$11,473	$10,184
Cost of revenues	4,621	4,077	8,505	8,152

Gross profit	1,631	1,101	2,968	2,032

Operating expenses:
Research and development	708	882	1,467	1,834
Sales and marketing	555	560	1,141	1,134
General and administrative	720	713	1,483	1,463

Total operating expenses	1,983	2,155	4,091	4,431

Loss from operations	(352)	(1,054)	(1,123)	(2,399)
Interest and other income, net	371	334	769	867

Net income (loss)	19	(720)	(354)	(1,532)

Net income (loss) per share:
Basic	$0.00	$(0.02)	$(0.01)	$(0.04)

Diluted	$0.00	$(0.02)	$(0.01)	$(0.04)

Shares used in computing net income (loss) per share:
Basic
	40,086	39,259	39,930	39,138

Diluted
	43,713	39,259	39,930	39,138

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, excpet share data)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(354)	$(1,532)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	692	825
Disposal of property and equipment	5	24
Amortization of stock-based compensation	109	--
Provision for inventory	420	(138)
Changes in assets and liabilities:
Accounts receivable	(171)	(483)
Inventories	(989)	732
Prepaid expenses and other current assets	19	11
Accounts payable	304	(520)
Accrued expenses	(103)	(401)
Other long-term liabilities	5	(12)

Net cash used in operating activities	(63)	(1,494)

Cash flows from investing activities:
Purchase of short-term investments	(6,612)	(8,349)
Proceeds from sales and maturities of short-term investments	7,710	7,130
Purchase of of property and equipment	(238)	(430)

Net cash provided by or (used in) investing activities	860	(1,649)

Cash flows from financing activities:
Proceeds from issurance of common stock under ESPP	200	210
Proceeds from the exercise of common stock options	168	31
Proceeds of bank borrowings	--	172)
Repayment of bank borrowings	(36)	(15)

Net cash provided by financing activities	332	398

Effect of exchange rate changes on cash and cash equivalents	(84)	(375)

Net increase or (decrease) in cash and cash equivalents	1045	(3,120)
Cash and cash equivalents at beginning of period	2,714	7,499

Cash and cash equivalents at end of period	$3,759	$4,379

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

Basis of presentation

        The condensed consolidated financial information as of June 30, 2006 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

        Our dense wavelength division multiplexing ("DWDM") related products contributed revenues of $2.1 million and $4.2 million for the three and six months ended June 30, 2006, respectively and $1.9 million and $3.8 million for the three and six months ended June 30, 2005, respectively. In the six months ended June 30, 2006 and June 30, 2005, our top 10 customers comprised 56.8% and 58.6% of our revenues, respectively. For the six months ended June 30, 2006, one customer accounted for 12.8% of our total revenues. For the six months ended June 30, 2005, two customers accounted for 11.9% and 10.9% of our total revenues, respectively.

2. Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

        In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140. SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. The Company does not believe adoption of SFAS 156 will have a material effect on the financial position, results of operations, or cash flows.

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

        The Company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

        As a result of adopting Statement No. 123(R), on January 1, 2006, the Company's income before income tax and net income for the three months ended June 30, 2006 was $19,000, or $32,000 lower than if it had continued to account for share-based compensation under APB Opinion 25. The Company's loss before income tax and net loss for the six months ended June 30, 2006 was $354,000, or $109,000 higher than if it had continued to account for share-based compensation under Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the three and six months ended June 30, 2006.

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

        As of June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's various option plans; that cost is expected to be recognized over a period of 3.5 years.

        The following table presents the Company's pro forma net income and basic and diluted net income per share for the three and six months ended June 30, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the Company's various stock-based compensation plans:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$ (720)	$ (1,532)
Deduct: Total stock-based employee compensation
expense determined under the fair value method for
all awards, net of related taxes	$ (270)	$ (495)

Pro forma net loss	$ (990)	$ (2,027)

Net loss per share
Basic and Diluted - as reported	$ (0.02)	$ (0.04)

Basic and Diluted - pro forma	$ (0.03)	$ (0.05)

        For the three and six months ended June 30, 2005, the fair value of SBP awards was estimated using the Black-Scholes valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Volatility (percent)*	46.2	46.2
Expected term (in years)**	4	4
Risk-free interest rate (percent)***	3.74	3.79
Expected dividend rate (percent)	--	--
Weighted-average fair value per
option granted	N/A	N/A

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

N/A: There were no options granted during the period.

        For the three and six months ended June 30, 2006, the fair value of SBP awards were estimated using the Binomial-Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Volatility (percent)*	36.7	36.7
Expected term (in years)**	4	4
Risk-free interest rate (percent)***	5.00	4.82
Expected dividend rate (percent)	--	--
Forfeiture rate (percent)****	10	10
Weighted-average fair value per
granted	$ 0.66	$ 0.66

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

        At June 30, 2006, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

        The following information relates to the stock option activity for the three months ended June 30, 2006:

	Six Months Ended June 30, 2006
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2005	4,840,383	$1.12
Granted	100,000	1.33
Exercised	(236,850)	0.71
Forfeited	(73,750)	1.09
Outstanding at June 30, 2006	4,629,783	$1.14	7.4 Years	$2,029,266
Vested and expected to vest at June 30, 2006	4,553,381	$1.15	7.4 Years	$1,991,552
Exercisable at June 30, 2006	3,865,766	$1.18	7.1 Years	$1,651,826

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended June 30, 2006 and 2005 was $35,000 and $29,000, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was $302,000 and $78,000, respectively.

        The weighted average grant date fair value of options granted during the quarter ended June 30, 2006 was $21,000. No options were granted during the quarter ended June 30, 2005.

        The expected dividend rate is 0% for both three month periods ended June 30, 2006 and 2005 respectively.

        Cash received from option exercises during the three and six months ended June 30, 2006 was $72,000 and $168,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Employee Stock Purchase Plan

        In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the "Plan"). The Company reserved 1,500,000 shares of common stock for issuance under the Plan. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company's issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice.

The following information relates to the plan:

Additional Information About ESPP
Weighted average fair value per share of purchase	$0.71
Total compensationn expense for ESPP	$22,975
Total amount of cash received from the puchase of ESPP	$200,374
Total intrinsic value of ESPP purchase as June 30, 2006	$209,465

4. Inventories, net (in thousands)

	June 30, 2006	December 31, 2005

Inventories
Finished goods	$ 1,018	$ 842
Work-in-process	1941	1,579
Raw materials	1,280	1,249

	$ 4,239	$ 3,670

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator
Net income (loss)	$19	$(720)	$(354)	$(1,532)

Denominator:
Shares used in computing net income (loss) per share:
Weighted average of common shares outstanding	40,086	39,259	39,930	39,138
Less: Weighted average of shares subject to repurchase	-	-	-	-

Basic	40,086	39,259	39,930	39,138

Diluted	43,713	39,259	39,930	39,138

Net income (loss) per share:
Basic	$0.00	$(0.02)	$(0.01)	$(0.04)

Diluted	$0.00	$(0.02)	$(0.01)	$(0.04)

        All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Options to purchase common stock and
shares subject to repurchase	4,630	4,140

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

        The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$19	$(720)	$(354)	$(1,532)
Cumulative translation adjustments	(1)	(151)	(24)	(351)
Unrealized gain on short-term investments	7	13	13	44

Total comprehensive income (loss)	$25	$(858)	$(365)	$(1,839)

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

Operating Leases:

        The Company leases certain office space under long-term operating leases expiring at various dates through 2010.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Six months ending December 31, 2006	$432
Years ending December 31:
2007	633
2008	604
2009	437
2010	239

Total	$2,345

Letter of Credit:

        The Company had a letter of credit of $0.4 million outstanding as of June 30, 2006. The letter of credit is collateralized by short-term investments of $0.4 million.

8. Bank Loan

        In November 2004, the Company entered into a ten-year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan's prime rate for the remaining years. The loan is secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of June 30, 2006.

Payments due under the bank loan as of June 30, 2006 are as follows (in thousands):

Years ending December 31,
2006	46
2007	91
2008	91
2009	91
2010	67
2011 and after	214

Total payment	600
Less: Amounts representing interest	(72)

Present value of net remaining payments	528
Less: current portion	(74)

Long-term portion	$454

9. Related Party Transactions

        As of June 30, 2006, Foxconn Holding Limited was a holder of 19.9% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.1 million and $0.3 million for the three and six months ended June 30, 2006. Purchases of raw materials from Hon Hai Precision Company Limited were $0.8 million and $1.3 million for the three and six months ended June 30, 2006. Amounts due from Hon Hai Precision Company Limited were $0.2 million at June 30, 2006. Amounts due to Hon Hai Precision Company Limited were $0.8 million at June 30, 2006.

10. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
United States	$5,916	$4,825	$10,782	$9,461
Taiwan	336	353	691	723

	$6,252	$5,178	$11,473	$10,184

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Optical path mulitplexing solution	$4,175	$3,274	$7,317	$6,426
Dense wave division multiplexer	2,077	1,904	4,156	3,758

	$6,252	$5,178	$11,473	$10,184

	June 30, 2006	June 30, 2005
Property and Equipment
United States	$180	$371
Taiwan	2,916	3,129
China	1,076	1,064

	$4,172	$4,564

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, net operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, exposure to interest rate or currency fluctuation, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our plans for a reverse stock split, our employee relations, the adequacy of our internal controls, the effect of recent and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, "Risk Factors." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP") based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and six months ended June 30, 2006, of approximately 10% were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $32,000 and $109,000, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of June 30, 2006, total unrecognized compensation costs related to unnvested stock options was $0.5 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.5 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options.

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

        From our inception through June 30, 2006, we derived a substantial portion of our revenues from our OPMS product line, although revenues from our DWDM product line have increased as a percentage of revenues in the last few quarters. Revenues from our DWDM products represented 33.2% and 36.8% of total revenues for the three months ended June 30, 2006 and 2005, respectively, and 36.2% and 36.9% of total revenues for the six months ended June 30, 2006 and 2005, respectively. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.9	78.7	74.1	80.0

Gross profit	26.1	21.3	25.9	20.0

Operating expenses:
Research and development:	11.3	17.0	12.8	18.0
Sales and marketing:	8.9	10.8	10.0	11.1
General and administrative	11.5	13.8	12.9	14.4

Total operating expenses	31.7	41.6	35.7	43.5

Loss from operations	(5.6)	(20.3)	(9.8)	(23.5)
Interest and other income, net	5.9	6.5	6.7	8.5

Net income (loss)	0.3%	(13.8%)	(3.1%)	(15.0%)

        Revenues. . . Revenues were $6.3 million and $5.2 million for the three months ended June 30, 2006 and 2005, respectively. Revenues increased 20.7% in the quarter ended June 30, 2006 from the same period in 2005 primarily due to increased volume shipments of our OPMS products for various premise cabling applications and increased sales into Fiber to the Home (FTTH) systems. The FTTH sales increase resulted from production demand from a video system customer. Revenues were $11.5 million and $10.2 million for the six months ended June 30, 2006 and 2005, respectively. Revenues increased 12.7% in the quarter ended June 30, 2006 from the same period in 2005, primarily due to increased volume shipments of our OPMS products of varies applications including FTTH.

        Cost of Revenues. Cost of revenues was $4.6 million and $4.1 million for the three months ended June 30, 2006 and 2005, respectively. Cost of revenues as a percentage of revenues decreased to 73.9% for the three months ended June 30, 2006 from 78.7% for the three months ended June 30, 2005. Cost of revenues was $8.5 million and $8.2 million for the six months ended June 30, 2006 and 2005, respectively. Cost of revenues as a percentage of revenues decreased to 74.1% for the six months ended June 30, 2006 from 80.0% for the six months ended June 30, 2005. Cost of revenues for the period ended June 30, 2006 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products.

        Gross Profit. Gross profit increased to $1.6 million, or 26.1% of revenues, for the three months ended June 30, 2006 from $1.1 million, or 21.3% of revenues, for the same period in 2005. Gross profit increased to $3.0 million, or 25.9% of revenues, for the six months ended June 30, 2006 from $2.0 million, or 20.0% of revenues, for the same period in 2005. For the period ended June 30, 2006, higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin. We expect our gross profit as a percentage of revenues to continue to improve in the near term due to higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption. We had approximately $1.7 million in xWDM-related net inventory and $2.5 million in OPMS-related net inventory on hand at June 30, 2006. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory provisions in future periods if demand for our products decrease below our forecasted levels.

        Research and Development Expenses. . Research and development expenses decreased to $0.7 million for the three months ended June 30, 2006 from $0.9 million for the same period in 2005. Research and development expenses decreased to $1.5 million for the six months ended June 30, 2006 from $1.8 million for the same period in 2005. The decrease was primarily due to lower headcount related expenses. As a percentage of revenues, research and development expenses decreased to 11.3% in the three months ended June 30, 2006 from 17.0% for the same period in 2005. As a percentage of revenues, research and development expenses decreased to 12.8% in the six months ended June 30, 2006 from 18.0% for the same period in 2005. We expect research and development expenses on our product development efforts to increase slightly in the near term as we intend to continue to invest in our research and product development efforts.

        Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended June 30, 2006 and for the same period in 2005. Sales and marketing expenses remained at $1.1 million for the six months ended June 30, 2006 and for the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 8.9% in the three months ended June 30, 2006 from 10.8% for the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 10.0% in the six months ended June 30, 2006 from 11.1% for the same period in 2005. We expect sales and marketing expenses to decline slightly in the next two quarters as a result of fewer trade show activities.

        General and Administrative Expenses. General and administrative expenses remained at $0.7 million for the three months ended June 30, 2006 and for the same period in 2005. General and administrative expenses remained at $1.5 million for the six months ended June 30, 2006 and for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 11.5% in the three months ended June 30, 2006 from 13.8% for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 12.9% in the six months ended June 30, 2006 from 14.4% for the same period in 2005. We expect general and administrative expenses will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Stock-Based Compensation. Total stock based compensation increased to $32,000 for the three months ended June 30, 2006 from $0 for the same period in 2005. Total stock based compensation increased to $109,000 for the six months ended June 30, 2006 from $0 for the same period in 2005. This increase was due to the adoption of SFAS No. 123R ("Accounting for Stock Based Compensation") as of January 2006. In 2005, the Company accelerated the vesting of options to purchase up to approximately 1.9 million shares. The Company's accounting policy requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 1, 2004. This resulted in no stock based compensation in the first quarter of 2005.

        Interest and Other Income, Net. Interest and other income, net, was $0.4 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively. Interest and other income, net, was $0.8 million and $0.9 million for the six months ended June 30, 2006 and 2005, respectively. For the period ended March 31, 2005, we received a one-time tax refund payment from the Taiwan government of $0.1 million.

Liquidity and Capital Resources

        At June 30, 2006, we had cash and cash equivalents of $3.8 million and short-term investments of $25.6 million.

        Net cash used in operating activities was $63,000 for the six months ended June 30, 2006. Net cash used in operating activities was primarily due to net loss of $0.4 million, which was offset by depreciation expenses of $0.7 million and $0.4 million of inventory provision. Accounts receivable increased by $0.2 million and accounts payable increased by $0.3 million offset by a $1.0 million increase in inventory and a $0.3 million increase in accrued expenses. Net cash used in operating activities was $1.5 million for the six months ended June 30, 2005, and was primarily due to a net loss of $1.5 million.

        Net cash provided by investing activities was $0.9 million for the six months ended June 30, 2006. This resulted from $1.1 million in net proceeds from sales of short-term investment offset by $0.2 million spending on equipment purchase. Cash used in investing activities was $1.6 million for the six months ended June 30, 2005. In the six months ended June 30, 2005, we spent a net $1.2 million for the purchase of short-term securities, and we used $0.4 million for property and equipment.

        Cash provided by financing activities was $0.3 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively, resulting from proceeds from exercise of options to purchase common stock and common stock issued through our Employee Stock Purchase Plan. Cash provided for the six months ended June 30, 2005 also included net proceeds from borrowings under an equipment loan of $0.2 million offset by repayment of bank borrowings.

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

Contractual Obligations

         Our corporate headquarters are in Sunnyvale, California where we lease the facilities from a third party. The lease has a six-year term commencing on July 22, 2004, the facility is 34,800 square feet and the current monthly rent is approximately $32,000.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2006, $0.6 million, or 23% of our investments, had maturities of less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk and we do not believe that a 10% change in interest rates will have a significant impact on our investments or interest income

Exchange Rate Sensitivity

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

        We had net income of approximately $19,000 in the second quarter of fiscal 2006. We incurred net losses of approximately $0.7 million in the second quarter of fiscal 2005. Although we generated a profit in the second quarter, we may not be able to sustain profitability in the future. We expect our negative cash flows will continue for the foreseeable future as we continue to invest in our business. As of June 30, 2006, we had an accumulated deficit of approximately $72.8 million.

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

        Sales of our OPMS products accounted for over 66.8% of our revenues in the quarter ended June 30, 2006 and a substantially portion of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products have fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of June 30, 2006, we had a total of 46 full-time employees in Sunnyvale, California, 299 full-time employees in Taiwan, and 254 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.7 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively. Our total research and development expenses were approximately $1.5 million and $1.8 million for the six months ended June 30, 2006 and 2005, respectively. We expect that our research and development expense may increase in the second half of 2006 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

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

        We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. While the implementation of this standard did not have material impact on the Company's financial statements at June 30, 2006, it may in the future. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

        If our common stock is not relisted on the Nasdaq Global Market, we will be subject to certain provisions of the California General Corporation Law that may affect our charter documents and result in additional expenses.

        Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. As a result, we may become subject to certain sections of the California General Corporation Law that will affect our charter documents if our common stock is not returned to being listed on the Nasdaq Global Market. A recent Delaware decision has called into question the applicability of the California General Corporation Law to Delaware corporations. However, if the California General Corporation Law applies to our Company, we will not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of a reorganization, stockholders will have dissenting stockholder rights under both California and Delaware law. Any of these changes will result in additional expense as we will have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

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

        For the three and six months ended June 30, 2006, sales to customers located outside of North America were 29.7% and 28.3% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

        Outbreaks of diseases pose a risk to the our business.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 19, 2006, we held our 2006 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

     (a)       Election of Class III directors:

	For	Withheld

Gwong-Yih Lee	29,272,026 shares	340,757 shares

James C. Yeh	29,055,901 shares	556,882 shares

     (b)        Ratification of the appointment of Stonefield Josephson, Inc. as independent registered public accountants of the Company for the 2006 fiscal year:

For	Against	Abstain

29,572,075 shares	16,246 shares	24,461 shares

     (c)        To amend the Company's Amended and Restated Certificate of Incorporation to effect, alternatively, as determined by the Board of Directors in its discretion a 1-for-6 reverse split of the issued and outstanding shares of the Company's common stock:

For	Against	Abstain

28,275,632 shares	1,331,328 shares	5,822 shares

     (d)        To amend the Company's Amended and Restated Certificate of Incorporation to effect, alternatively, as determined by the Board of Directors in its discretion a 1-for-8 reverse split of the issued and outstanding shares of the Company's common stock:

For	Against	Abstain

28,222,786 shares	1,380,001 shares	9,995 shares

     (e)        To amend the Company's Amended and Restated Certificate of Incorporation to effect, alternatively, as determined by the Board of Directors in its discretion a 1-for-10 reverse split of the issued and outstanding shares of the Company's common stock:

For	Against	Abstain

28,223,361 shares	1,379,426 shares	9,995 shares

     Other directors whose term of office as a director continued after the annual meeting were Peter Chang, Richard Black and Ray Sun.

ITEM 6: EXHIBITS

Exhibits

Exhibit Number	Title
31.1	Rule 13a-14(a) certification of Chief Executive Office

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

___________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: August 11, 2006

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)