Form 10-Q
period 2006-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2006-11-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(408) 736-6900

(Registrant's telephone number including area code)

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

On November 3, 2006, 40,378,748 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2006	December 31, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,884	$2,714
Short-term investments	25,942	26,693
Accounts receivable, net	3,872	3,570
Inventories, net	4,812	3,670
Prepaid expense and other current assets	799	634

Total current assets	39,309	37,281

Property and equipment, net	4,057	4,564
Other assets	152	105

Total assets	$43,518	$41,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,159	$2,342
Accrued expenses	2,532	2,355
Current portion of bank loan	73	73

Total current liabilities	5,764	4,770
Other long-term liabilities
Bank loan	425	484
Other long-term liabilities	378	375

Total long term liabilities	803	859

Total liabilities	6,567	5,629

Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
40,272,849 and 39,719,351 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	40	40
Additional paid-in-capital	109,261	108,867
Accumulated deficit	(72,466)	(72,466)
Accumulated other comprehensive income (loss)	116	(120)

Stockholders' equity	36,591	36,321

Total liabilities and stockholders' equity	$43,5180	$41,950

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$7,573	$5,269	$19,046	$15,453
Cost of revenues	5,402	4,141	13,907	12,293

Gross profit	2,171	1,128	5,139	3,160

Operating expenses:
Research and development	815	784	2,282	2,618
Sales and marketing	543	519	1,684	1,653
General and administrative	789	756	2,272	2,219

Total operating expenses	2,147	2,059	6,238	6,490

Income(loss) from operations	24	(931)	(1,099)	(3,330)
Interest and other income, net	334	373	1,103	1,240

Net income (loss)	358	(558)	4	(2,090)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.00	$(0.05)

Diluted	$0.01	$(0.01)	$0.00	$(0.05)

Shares used in computing net income (loss) per share:
Basic
	40,205	39,405	40,023	39,228

Diluted
	43,728	39,405	43,545	39,228

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, excpet share data)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net Income(loss)	$4	$(2,090)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	993	1,223
Disposal of property and equipment	34	52
Amortization of stock-based compensation	192	--
Provision for inventory obsolescence	384	(249)
Changes in assets and liabilities:
Accounts receivable	(302)	(692)
Inventories	(1,526)	831
Prepaid expenses and other current assets	(212)	(15)
Accounts payable	817	(363)
Accrued expenses	(177)	(277)
Other long-term liabilities	3	(33)

Net cash provided by (used in) operating activities	564	(1,613)

Cash flows from investing activities:
Purchase of short-term investments	(10,693)	(11,147)
Proceeds from sales and maturities of short-term investments	11,465	9,778
Purchase of of property and equipment	(496)	(592)

Net cash provided by or (used in) investing activities	276	(1,961)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	200	210
Proceeds from the exercise of common stock options	194	74
Proceeds of bank borrowings	--	172)
Repayment of bank borrowings	(54)	(33)

Net cash provided by financing activities	340	423

Effect of exchange rate changes on cash and cash equivalents	(10)	(303)

Net increase or (decrease) in cash and cash equivalents	1,170	(3,454)
Cash and cash equivalents at beginning of period	2,714	7,499

Cash and cash equivalents at end of period	$3,884	$4,045

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

Basis of presentation

        The condensed consolidated financial information as of September 30, 2006 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

        The Company's dense wavelength division multiplexing ("DWDM") related products contributed revenues of $2.9 million and $7.0 million for the three and nine months ended September 30, 2006, respectively and $1.4 million and $5.1 million for the three and nine months ended September 30, 2005, respectively. In the nine months ended September 30, 2006 and September 30, 2005, the Company's top 10 customers comprised 58.1% and 58.2% of its revenues, respectively. For the nine months ended September 30, 2006, one customer accounted for 13.4% of total revenues. For the nine months ended September 30, 2005, one customers accounted for 11.0% of total revenues, respectively.

2. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157 ("FAS 157"), "Fair Value Measurements." Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on our financial position and results of operations.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

        In March 2006, the FASB issued Statement of Financial Accounting Standard No. 156, "Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140". SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. The Company does not believe adoption of SFAS 156 will have a material effect on its financial position, results of operations, or cash flows.

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of March 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2008. The Company does not believe adoption of SFAS 155 will have a material effect on its financial position, results of operations, or cash flows.

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

        Statement No. 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Binomial Lattice Model instead of the Black-Scholes Model previously utilized under Statement No. 123. The Company believes that the former represents a more likely projection of actual outcomes.

        The Company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

        As a result of adopting Statement No. 123(R), on January 1, 2006, the Company's income before income tax and net income for the three months ended September 30, 2006 was $358,000, or $83,000 lower than if it had continued to account for share-based compensation under APB Opinion 25. The Company's income before income tax and net income for the nine months ended September 30, 2006 was $4,000, or $192,000 lower than if it had continued to account for share-based compensation under Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the three and nine months ended September 30, 2006.

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

        As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's various option plans. The cost is expected to be recognized over a period of 3.25 years.

        The following table presents the Company's pro forma net income and basic and diluted net income per share for the three and six months ended September 30, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the Company's various stock-based compensation plans:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$ (558)	$ (2,090)
Deduct: Total stock-based employee compensation
expense determined under the fair value method for
all awards, net of related taxes	$ (116)	$ (611)

Pro forma net loss	$ (674)	$ (2,701)

Net loss per share
Basic and Diluted - as reported	$ (0.01)	$ (0.05)
Basic and Diluted - pro forma	$ (0.02)	$ (0.07)

Shares used in EPS calculation (basic and diluted)	$ 39,405	$ 39,228

        For the three and nine months ended September 30, 2005, the fair value of SBP awards was estimated using the Black-Scholes valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Volatility (percent)*	46.2	46.2
Expected term (in years)**	4	4
Risk-free interest rate (percent)***	4.04	3.87
Expected dividend rate (percent)	--	--
Weighted-average fair value per
option granted	N/A	N/A

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

        For the three and nine months ended Septemebr 30, 2006, the fair value of SBP awards were estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Volatility (percent)*	36.7	36.7
Expected term (in years)**	4	4
Risk-free interest rate (percent)***	4.74	4.80
Expected dividend rate (percent)	--	--
Forfeiture rate (percent)****	10	10
Weighted-average fair value per
granted	$ 0.71	$ 0.71

* Volatility is projected using Industry Analysis forecasts for earnings, earnings per share, and stock price, and the Company's earning forecast.

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

        At September 30, 2006, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

        The following information relates to the stock option activity for the nine months ended September 30, 2006:

	Nine Months Ended September 30, 2006
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2005	4,840,383	$1.12
Granted	100,000	1.33
Exercised	(270,850)	0.72
Forfeited	(144,500)	1.14
Outstanding at September 30, 2006	4,525,033	$1.15	7.1 Years	$1,603,303
Vested and expected to vest at September 30, 2006	4,466,779	$1.15	7.1 Years	$1,571,179
Exercisable at September 30, 2006	3,942,491	$1.17	6.9 Years	$1,282,061

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended September 30, 2006 and 2005 was $25,000 and $82,000, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was $327,000 and $161,000, respectively.

         No options were granted during the quarter ended September 30, 2005.

        The expected dividend rate is 0% for both three month periods ended September 30, 2006 and 2005 respectively.

        Cash received from option exercises during the three and nine months ended September 30, 2006 was $26,000 and $194,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

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

The following information relates to the plan:

Additional Information About ESPP
Weighted average fair value per share of purchase	$0.71
Total compensationn expense for ESPP	$22,975
Total amount of cash received from the puchase of stock through ESPP	$200,374
Total intrinsic value of ESPP stock purchased as September 30, 2006	$223,598

4. Inventories, net (in thousands)

	September 30, 2006	December 31, 2005

Inventories
Finished goods	$ 1,691	$ 842
Work-in-process	1,872	1,579
Raw materials	1,249	1,249

	$ 4,812	$ 3,670

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator
Net income (loss)	$358	$(558)	$4	$(2,090)

Denominator:
Shares used in computing net income (loss) per share:
Weighted average of common shares outstanding	40,205	39,405	40,023	39,228
Less: Weighted average of shares subject to repurchase	-	-	-	-

Basic	40,205	39,405	40,023	39,228

Diluted	43,728	39,405	43,545	39,228

Net income (loss) per share:
Basic	$0.01	$(0.01)	$0.00	$(0.05)

Diluted	$0.01	$(0.01)	$0.00	$(0.05)

        All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share is as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Options to purchase common stock and
shares subject to repurchase	1,002	4,057

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

        The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$358	$(558)	$4	$(2,090)
Cumulative translation adjustments	42	(18)	18	(369)
Unrealized gain on short-term investments	9	(14)	22	30

Total comprehensive income (loss)	$409	$(590)	$44	$(2,429)

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

Operating Leases:

        The Company leases certain office space under long-term operating leases expiring at various dates through 2010.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Three months ending December 31, 2006	$215
Years ending December 31:
2007	630
2008	602
2009	437
2010	238

Total	$2,122

Letter of Credit:

        The Company had a letter of credit of $0.4 million outstanding as of September 30, 2006. The letter of credit is collateralized by short-term investments of $0.4 million.

8. Bank Loan

        In November 2004, the Company entered into a ten-year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan's prime rate for the remaining years. The loan is secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of September 30, 2006.

Payments due under the bank loan as of September 30, 2006 are as follows (in thousands):

Years ending December 31,
2006	22
2007	89
2008	89
2009	89
2010	66
2011 and after	210

Total payment	565
Less: Amounts representing interest	(67)

Present value of net remaining payments	498
Less: current portion	(73)

Long-term portion	$425

9. Related Party Transactions

        As of September 30, 2006, Foxconn Holding Limited was a holder of 19.9% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $31,000 and $0.4 million for the three and nine months ended September 30, 2006. Purchases of raw materials from Hon Hai Precision Company Limited were $0.6 million and $1.8 million for the three and nine months ended September 30, 2006. Amounts due from Hon Hai Precision Company Limited were $49,000 at September 30, 2006. Amounts due to Hon Hai Precision Company Limited were $0.5 million at September 30, 2006.

10. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
North America	$5,393	$4,109	$13,613	$11,623
Asia	1,727	1,002	4,175	3,290
Europe	453	158	1,258	540

	$7,573	$5,269	$19,046	$15,453

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Optical path mulitplexing solution	$4,699	$3,901	$12,010	$10,327
Dense wave division multiplexer	2,874	1,368	7,036	5,126

	$7,573	$5,269	$19,046	$15,453

	September 30, 2006	December 31, 2005
Property and Equipment
United States	$161	$371
Taiwan	2,807	3,129
China	1,089	1,064

	$4,057	$4,564

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

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("ESPP") based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and nine months ended September 30, 2006, of approximately 10% were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $83,000 and $192,000, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of September 30, 2006, total unrecognized compensation costs related to unnvested stock options was $0.4 million, which is expected to be recognized as an expense over a weighted average period of approximately 3.25 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options.

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

        From our inception through September 30, 2006, we derived a substantial portion of our revenues from our OPMS product line, although revenues from our DWDM product line have increased as a percentage of revenues in the last few quarters. Revenues from our DWDM products represented 38.0% and 26.0% of total revenues for the three months ended September 30, 2006 and 2005, respectively, and 36.9% and 33.2% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.3	78.6	73.0	79.5

Gross profit	28.1	21.4	27.0	20.5

Operating expenses:
Research and development:	10.8	14.9	12.0	16.9
Sales and marketing:	7.2	9.9	8.9	10.7
General and administrative	10.4	14.3	11.9	14.4

Total operating expenses	28.4	39.1	32.8	42.0

Income(loss) from operations	0.3	(17.7)	(5.8)	(21.5)
Interest and other income, net	4.4	7.1	5.8	8.0

Net income (loss)	4.7%	(10.6%)	0.0%	(13.5%)

        Revenues. . . Revenues were $7.6 million and $5.3 million for the three months ended September 30, 2006 and 2005, respectively. Revenues increased 43.7% in the quarter ended September 30, 2006 from the same period in 2005 primarily due to increased volume shipments of our OPMS products for various premise cabling applications and increased sales into Fiber to the Home (FTTH) systems. The FTTH sales increase resulted from production demand from a video system customer. Revenues were $19.0 million and $15.5 million for the nine months ended September 30, 2006 and 2005, respectively. Revenues increased 23.3% in the nine months ended September 30, 2006 from the same period in 2005, primarily due to increased volume shipments of our OPMS and DWDM products of various applications including FTTH.

        Cost of Revenues. Cost of revenues was $5.4 million and $4.1 million for the three months ended September 30, 2006 and 2005, respectively. Cost of revenues as a percentage of revenues decreased to 71.3% for the three months ended September 30, 2006 from 78.6% for the three months ended September 30, 2005. Cost of revenues was $13.9 million and $12.3 million for the nine months ended September 30, 2006 and 2005, respectively. Cost of revenues as a percentage of revenues decreased to 73.0% for the nine months ended September 30, 2006 from 79.6% for the nine months ended September 30, 2005. Cost of revenues for the period ended September 30, 2006 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products.

        Gross Profit. Gross profit increased to $2.2 million, or 28.7% of revenues, for the three months ended September 30, 2006 from $1.1 million, or 21.4% of revenues, for the same period in 2005. Gross profit increased to $5.1 million, or 27.0% of revenues, for the nine months ended September 30, 2006 from $3.2 million, or 20.5% of revenues, for the same period in 2005. For the period ended September 30, 2006, higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin. We expect our gross profit as a percentage of revenues to continue to improve in the near term due to higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, we expect that decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption. We had approximately $2.1 million in DWDM-related net inventory and $2.7 million in OPMS-related net inventory on hand at September 30, 2006. Although we continue to take steps to attempt to manage future inventory levels, we may have to record additional inventory provisions in future periods if demand for our products decrease below our forecasted levels.

        Research and Development Expenses. . Research and development expenses remained at $0.8 million for the three months ended September 30, 2006 and for the same period in 2005. Research and development expenses decreased to $2.3 million for the nine months ended September 30, 2006 from $2.6 million for the same period in 2005. The decrease was primarily due to lower headcount related expenses. As a percentage of revenues, research and development expenses decreased to 10.8% in the three months ended September 30, 2006 from 14.9% for the same period in 2005. As a percentage of revenues, research and development expenses decreased to 12.0% in the nine months ended September 30, 2006 from 16.9% for the same period in 2005. We expect research and development expenses on our product development efforts may increase in the last quarter of 2005 as we intend to continue to invest in our research and product development efforts.

        Sales and Marketing Expenses. Sales and marketing expenses remained at $0.5 million for the three months ended September 30, 2006 and for the same period in 2005. Sales and marketing expenses remained at $1.7 million for the nine months ended September 30, 2006 and for the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 7.2% in the three months ended September 30, 2006 from 9.9% for the same period in 2005. As a percentage of revenues, sales and marketing expenses decreased to 8.9% in the nine months ended September 30, 2006 from 10.7% for the same period in 2005. We expect sales and marketing expenses to decline slightly in the next quarter as a result of fewer trade show activities.

        General and Administrative Expenses. General and administrative expenses remained at $0.8 million for the three months ended September 30, 2006 and for the same period in 2005. General and administrative expenses increased to $2.3 million for the nine months ended September 30, 2006 from $2.2 million for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 10.4% in the three months ended September 30, 2006 from 14.3% for the same period in 2005. As a percentage of revenues, general and administrative expenses decreased to 11.9% in the nine months ended September 30, 2006 from 14.4% for the same period in 2005. We expect general and administrative expenses will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Stock-Based Compensation. Total stock based compensation increased to $83,000 for the three months ended September 30, 2006 from $0 for the same period in 2005. Total stock based compensation increased to $192,000 for the nine months ended September 30, 2006 from $0 for the same period in 2005. This increase was due to the adoption of SFAS No. 123R ("Accounting for Stock Based Compensation") as of January 2006. In 2005, the Company accelerated the vesting of options to purchase up to approximately 1.9 million shares. The Company's accounting policy requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 1, 2004. This resulted in no stock based compensation in the first quarter of 2005.

        Interest and Other Income, Net. . Interest and other income, net, was $0.3 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively. Interest and other income, net, was $1.1 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

        At September 30, 2006, we had cash and cash equivalents of $3.9 million and short-term investments of $25.9 million.

        Net cash provided by operating activities was $564,000 for the nine months ended September 30, 2006. The cash provided was primarily due to depreciation expenses of $1.0 million and a $0.4 million inventory provision, which was partially offset by $1.5 million increase in inventory. Accounts receivable increased by $0.3 million and prepaid expenses and other assets increased by $0.2 million offset by a $0.8 million increase in accounts payable and a $0.2 million increase in accrued expenses. Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2005, and was primarily due to a net loss of $2.1 million.

        Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2006. This resulted from $0.8 million in net proceeds from sales of short-term investments offset by $0.5 million spending on equipment. Cash used in investing activities was $2.0 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2005, we spent a net $1.4 million for the purchase of short-term securities, and we used $0.6 million for property and equipment.

        Cash provided by financing activities was $0.3 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively, and was comprised of proceeds from exercise of options to purchase common stock and common stock issued through our Employee Stock Purchase Plan. Cash provided for the nine months ended September 30, 2005 also included net proceeds from borrowings under an equipment loan of $0.2 million offset by repayment of bank borrowings.

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

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Year
			(In thousa	nds)

Longterm debt obligations	$565	$89		$178	$128	$170
Operating lease obligations	2,122	696		1,080	346	--

Total	$2,687	$785		$1,258	$474	$170

         In November 2004, the Company entered into a ten-year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan's prime rate for the remaining years. The loan is secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of September 30, 2006.

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

Off-balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2006, $4.1 million, or 15% of our investments, had maturities of less than three months. We will continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk and we do not believe that a 10% change in interest rates will have a significant impact on our investments or interest income.

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

        We had net income of approximately $0.4 million in the third quarter of fiscal 2006. We incurred net losses of approximately $0.6 million in the third quarter of fiscal 2005. Although we generated a profit in the second and third quarters, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased from previous two quarters, we could find our cash flows to be negative again in the future as we continue to invest in our business. As of September 30, 2006, we had an accumulated deficit of approximately $72.5 million.

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

        Sales of our OPMS products accounted for over 62.0% of our revenues in the quarter ended September 30, 2006 and a substantial portion of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products have fluctuated over the past few years as demand declined sharply starting in mid fiscal 2001 and then increased beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline further and we may have to write-off additional inventory that is currently on our books.

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

        We are exposed to risks and increased expenses and business risk as a result of new Restriction on Hazardous Substances (RoHS) directives.

        Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in products sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. Consequently, many suppliers of products sold into the EU countries have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort planning and executing our RoHS program, it is possible that some portion of our products might be incompatible with such regulations. In such events, we could experience the following consequences: loss of revenue, damaged reputation, diversion of resources, monetary penalties, and legal action.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of September 30, 2006, we had a total of 44 full-time employees in Sunnyvale, California, 363 full-time employees in Taiwan, and 260 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.8 million for the three months ended September 30, 2006 and 2005, respectively. Our total research and development expenses were approximately $2.3 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively. We expect that our research and development expense may increase in the last quarter of 2006 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

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

        The communications industry is experiencing consolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic networks. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers may consolidate or align with other entities in a manner that results in a decrease in demand for our products.

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

        We are exposed to risks and increased expenses as a result of laws requiring companies to evaluate internal controls over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform assessment of control by December 31, 2007, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2008. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our Company may be adversely affected and could cause a decline in the market price of our stock.

        Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

        We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. While the implementation of this standard did not have material impact on the Company's financial statements at September 30, 2006, it may in the future. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

        For the three and nine months ended September 30, 2006, sales to customers located outside of North America were 28.7% and 28.4% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

      Dated: November 13, 2006

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)