Form 10-K
period 2006-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2007-03-23
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(Address of principal executive offices)

Issuer’s telephone number: (408) 736-6900

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each excange on which registered

Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC
Series A Participating Preferred Stock Purchase Right	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ] No [X]

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “ accelerated filer and large accelerated filer ” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

        The issuer’s revenues for its fiscal year ending December 31, 2006: $26,791,420

        The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 30, 2006) was approximately $36,946,642.

        As of March 8, 2007 there were 40,609,103 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders to be held on May 18, 2007.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2006 FORM 10-K

i

PART I...

Item 1. Business

        When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, profitability, the amount and mix of anticipated investments, exposure to interest or exchange rate rises, expenditures and expenses, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our expectations regarding the impact of certain accounting changes related to equity incentive option grants, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, our employee relations, the adequacy of our internal controls, the potential effect of recent accounting pronouncements and our critical accounting policies and estimates. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Overview

        Alliance Fiber Optic Products designs, manufactures and markets a broad range of high-performance fiber optic components, and integrated modules incorporating these components, for leading and emerging communications equipment manufacturers. We offer a broad range of products including interconnect devices that are used to connect optical fibers and components, couplers and splitters that are used to divide and combine optical power, and dense wavelength division multiplexing, or DWDM, devices that separate and combine multiple specific wavelengths. Our emphasis on design for manufacturing and our comprehensive manufacturing expertise enable us to produce our products efficiently and in volume quantities. Our product scope and ability to integrate our components into optical modules enable us to satisfy a wide range of customer requirements throughout the optical networking market. Our customers deploy our products in long-haul networks that connect cities, metropolitan networks that connect areas within cities, last mile access networks that connect to individual businesses and homes, and enterprise networks within businesses.

        We were incorporated in California in December 1995. In October 2000, prior to our initial public offering, we reincorporated in Delaware as Alliance Fiber Optic Products, Inc.

Industry Background

        The popularity of the Internet and the growing number of data-intensive Internet-based applications and services has fueled a significant increase in the volume of data traffic. This traffic growth has increased the demands on communication networks originally developed to primarily transport voice traffic. To meet this demand, many communications service providers have and are designing and installing new networks based on fiber optic technology, which provides greater data-carrying capacity, or bandwidth, and increased transmission speeds compared to existing communications networks. Until recently, most of the fiber deployed had been dedicated to long-haul networks. However, the demands for high-speed network access and bandwidth are shifting the focus towards more complex metropolitan networks and last mile access networks, which require an increasing number of connections and components.

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

Market Conditions

        In periods prior to 2004, communication equipment manufacturers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth. While demand for bandwidth continues to increase, this demand has grown at a far slower pace than previously anticipated. As a result, communication equipment manufacturers ended up with excess inventories of optical systems and devices that continue to create a barrier to new sales opportunities.

        This situation has created challenges for suppliers in the optical communication industry. Due to decreased unit shipments as a result of overcapacity in the industry and the resulting competition for fewer sales opportunities, average selling prices have declined as companies compete for significantly smaller market opportunities.

        Over the past two years, the optical components industry has experienced a slight increase in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently announced that they plan to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of an industry recovery and the potential impact to our business from this or any other deployment initiatives.

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

        OPMS Products. In nearly all fiber optic networks, the optical fiber, passive optical components and active optical devices must be joined using optical interconnection systems. Our OPMS platform provides fundamental component support for these applications as well as standard and custom value added integrated solutions that address the need for higher functionality and modularity. All of our OPMS products described below are in production and are shipping to customers.

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

        Optical Fixed Attenuators. Optical fixed attenuators diminish the optical power within a given optical path without interference or reduction in optical signal quality. Typically, this function is embedded in an optical connector or adapter element to simplify optical network installation. We utilize attenuated fiber that reduces power while preserving performance characteristics, including optical signal quality and reliability.

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

        DWDMs. Dense wave division multiplexers, or DWDMs, are integrated optical modules that combine, or multiplex, and separate, or demultiplex, multiple optical signals of different wavelengths on a single fiber. The separation of wavelengths are so narrow, or dense, that a large number of channels (greater than 10) can be combined within the band of usable wavelengths of the fiber itself. We utilize proprietary thin film technology in the development and manufacture of our DWDM products. This technology delivers excellent performance characteristics, including narrow channel separation and wide channel bandpass, which is the range of frequencies that will pass through a filter. Thin film filter technology allows for a range of solutions for 200 GHz, 100 GHz and 50 GHz International Telecom Union wavelength spacing applications, which permit 40 channels, 80 channels, and 160 channels, respectively, to be transmitted across a single fiber. We believe that our DWDMs directly address the scalable channel plans found in metropolitan and last mile access network applications.

        CWDMs. Coarse wavelength division multiplexers, or CWDMs, are integrated optical modules that multiplex or demultiplex multiple optical signals of different wavelengths on a single fiber. Our CWDM product separate wavelength into 20 nm spacing to cover the complete fiber optical communication spectrum from 1270 nm to 1610 nm. With the unique low insertion loss and flat band-pass profile, CWDMs provide the most economic and efficient wavelength division multiplexing solutions for metropolitan and access networks. Our CWDM product covers 4 channel, 8 channel, and 16 channel mux and demux applications, and upgradeability for both 4 channel and 8 channel types. We also offer optical add-drop modules (OADMs) for CWDM networks, with the capability of adding or dropping from one to 15 channels. In addition to the CWDM mux, demux and optical add/drop modules, we also offer complete rackmount CWDM solutions to customers so they can easily mount our CWDM products directly on their system rack. We believe CWDM products directly address the metropolitan and access markets’ competitive wavelength management needs.

        CCWDMs. Compact coarse wavelength division multiplexers, or CCWDMs, are integrated optical modules that are designed to significantly improve optical performance, while reducing manufacturing costs, in a package less than 1/4 the size of conventional CWDM modules. It features high wavelength accuracy and stability, low insertion loss, high isolation, low polarization dependent loss and an epoxy-free optical path. The Telcordia 1209/1221-qualified CCWDM builds on AFOP’s proprietary optical bench platform, and we believe it has the smallest footprint of any comparable CWDMs. With a channel spacing of 20 nm and wide bandpass characteristics, it allows for datacom or telecom network applications with low-cost uncooled lasers. These CCWDM Mux/Demuxes are available in four or eight channels and include an expansion port for 16 channel systems.

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

        Planar Lightwave Circuit Splitters. Our optical splitters reduce insertion loss, or the power loss incurred when inserting components into an optical path, and deliver high performance. We believe these devices enable more effective monitoring and management of optical networks.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2006, we had 50 United States patents issued or assigned to us and had 31 United States patent applications pending. Our 50 U.S. patents expire between September 2011 and August 2024. We also have 40 foreign patents issued, and 1 foreign patent application pending. Our foreign patents issued will expire between October 2018 and August 2022. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2006, there were no infringement claims or litigation pending against us.

Customers

        We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2006, we sold our products to more than 200 customers. Two customers accounted for 15% and 10%, respectively, of our revenues in the year ended December 31, 2006. One customer accounted for 10% of our revenues in the year ended December 31, 2005. One customer accounted for 11% of our revenues in the year ended December 31, 2004.

        The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues
North America	$18,594	$15,677	$12,103
Europe	1,930	867	859
Asia	6,268	4,419	1,596

	$26,792	$20,963	$14,558

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

        Technical Support and Product Management. We maintain a technically knowledgeable support staff that we believe is critical to our development of long-term customer relationships. Our technical support and product management staff works closely with our customers to understand their product requirements, to assist customers with utilizing our product line, and to develop customized product solutions.

Competition

        The fiber optic component industry is highly competitive and subject to rapid technological change. We believe that the principal differentiating factors in the fiber optic component market are support for multiple optical interfaces, high optical power, wavelength selection, manufacturing capacity, reliable and compact packaging, price, product innovation and reliability of product performance. Based on our assessment of the performance and price of similar competitive product offerings, we believe that our products compare favorably, although we cannot assure you that they will continue to do so.

        Our principal competitors in the components market include Avanex Corporation, DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications, Inc., Stratos International, Inc. and Tyco Electronics Corporation. We estimate that we had approximately 20 competitors in the components market as of December 31, 2006. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

        As of December 31, 2006, we had a total of 46 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

        Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $3.1 million, $3.4 million and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Manufacturing

        We currently manufacture the majority of our OPMS products at our facility in Tu-Cheng City, Taiwan and our fiber array products at our facility in Hu-Kou City, Taiwan. We manufacture our filter-based and advanced products at our headquarters in Sunnyvale, California and at our facility near Shenzhen, China.

        Each of our facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

        We have established a quality management system, or QMS, which is designed to ensure that the products we provide to our customers meet or exceed their requirements. All of our four facilities are ISO 9001-2000 certified. Among them, both Taiwan facilities are also TL-9000 certified.

Employees

        As of December 31, 2006, we had 684 full-time employees, including 44 located in the United States, 359 in Taiwan and 281 in mainland China. Of our 684 full-time employees, 46 are engaged in product development, 553 are engaged in manufacturing production, 19 are engaged in sales, marketing, application support and customer service, and 66 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Available Information

        Our internet address is www.afop.com. We make available free of charge through a hyperlink on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the material is furnished to the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

We have a history of losses, may experience future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

        We had net income of approximately $0.7 million in fiscal year 2006. We incurred net losses of approximately $2.6 million and $9.3 million in fiscal year 2005 and 2004, respectively. Although we generated a profit in the 2006 fiscal year, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in 2006, we could find our cash flows to be negative again in the future as we continue to invest in our business. As of December 31, 2006, we had an accumulated deficit of approximately $71.8 million.

        We continue to experience fluctuating demand for our products. If demand for our products increases in the future, we expect we will incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in developing direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to sustain profitability on a quarterly or an annual basis.

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

Our Optical Path Management Solution, or OPMS products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products, our business will be seriously harmed.

        Sales of our OPMS products accounted for 61.3%, 67.2%, and 73.0% of our revenues in the fiscal years ended December 31, 2006, 2005, and 2004, respectively and substantially all of our historical revenues. We expect to substantially depend on our OPMS products for our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during 2006 negatively impacted our revenues. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

We are experiencing fluctuations in market demand due to overcapacity in our industry and an economy that is stymied by international terrorism, war and political instability.

        Since 2001, the United States economy has experienced and continues to experience significant fluctuations in consumption and demand. During the past several years, telecommunication companies have mostly decreased their spending, which has resulted in excess inventory, overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic and international economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

We are exposed to risks and increased expenses and business risk as a result of new Restriction on Hazardous Substances, or RoHS directives.

        Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in products sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU countries have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience the following consequences: loss of revenue, damaged reputation, diversion of resources, monetary penalties, and legal action.

The market for fiber optic components is increasingly competitive, and if we are unable to compete successfully our revenues could decline.

        The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corp., DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications Inc., Stratos International, Inc. and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

        We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of December 31, 2006, we had a total of 44 full-time employees in Sunnyvale, California, 359 full-time employees in Taiwan, and 281 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

        The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $3.1 million, $3.4 million and $5.6 million for the fiscal years 2006, 2005 and 2004, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing continued consolidation, realignment, oversupply of product inventory and fluctuating demand for fiber optic products.

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

        The communications industry is experiencing continued consolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic networks. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers may consolidate or align with other entities in a manner that results in a decrease in demand for our products.

The optical networking component industry has in the past, is now, and may in the future, experience declining average selling prices, which could cause our gross margins to decline.

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

We are exposed to risks and increased expenses as a result of legislation requiring companies to evaluate internal controls over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls by December 31, 2007, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2008. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and this could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

        We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. As a result of adopting Statement No. 123(R), on January 1, 2006, the Company’s income before income tax and net income for the year ended December 31, 2006 was $657,000, or $298,000 lower than if it had continued to account for share-based compensation under APB Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the year ended December 31, 2006. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

        In some cases, our existing manufacturing techniques, which involve substantial manual labor, may not allow us to cost-effectively meet our production goals so that we maintain acceptable gross margins while meeting the cost targets of our customers. We may not achieve adequate manufacturing cost efficiencies.

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

        The occurrence of any one or more of the foregoing factors could negatively impact our revenues.

The market for fiber optic components is new and unpredictable, characterized by rapid technological changes, evolving industry standards, and significant changes in customer demand, which could result in decreased demand for our products, erosion of average selling prices, and could negatively impact our revenues.

        The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this market will depend on:

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

        For the years ended December 31, 2006, 2005 and 2004, gross sales to customers located outside of North America were 30.6%, 25.2%, and 16.9% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

Because our manufacturing operations are located in active earthquake fault zones in California and Taiwan, and our Taiwan locations are susceptible to the effects of a typhoon, we face the risk that a natural disaster could limit our ability to supply products.

        Two of our primary manufacturing operations in Taiwan and our headquarters in California are located in active earthquake fault zones. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

Item 1B. Unresolved Staff Comments

      None

Item 2. Properties

        In the United States, we lease a total of approximately 34,800 square feet of administrative, sales, marketing, product development and manufacturing space in one building located in Sunnyvale, California pursuant to a lease that expires in July 2010.

        In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. These leases expire at various times from 2008 to 2009. In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

        In August 2002, we entered into a lease for a 62,000 square foot facility near the Shenzhen, China area which will expire in July 2007. We intend to renew this lease prior to its expiration date.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Registrant

        Our executive officers as of December 31, 2006 are as follows:

        Peter C. Chang, 49, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

        David A. Hubbard, 47, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

        Wei-Shin Tsay, Ph.D., 55, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

        Anita K. Ho, 60, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to the present, Ms. Ho has served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s common stock, par value $0.001, was traded on the Nasdaq Global Market under the ticker symbol “AFOP” until November 8, 2002, when it began to trade on the Nasdaq Capital Market under the same ticker symbol. The following table summarizes the high and low closing prices for our common stock as reported on the Nasdaq Capital Market.

	High	Low

2005
First Quarter 2005	$1.64	$0.97
Second Quarter 2005	$1.08	$0.85
Third Quarter 2005	$1.00	$0.85
Fourth Quarter 2005	$1.21	$0.82
2006
First Quarter 2006	$2.30	$1.18
Second Quarter 2006	$2.69	$1.34
Third Quarter 2006	$1.79	$1.31
Fourth Quarter 2006	$2.17	$1.52

        As of March 8, 2007, the Company’s common stock was held by 66 stockholders of record (not including beneficial holders of common stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

        The following information is not deemed to be "soliciting meterial" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

        The following graph shows the five-year cumulative total stockholder return assuming the investment of $100 on December 31, 2001 in each of the Company’s Common Stock, the Nasdaq Telecommunications Index, and the Nasdaq Composite Index. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Alliance Fiber Optic Productions	$100.00	$40.14	$119.01	$105.63	$80.28	$143.66
Nasdaq Telecommunications	100.00	45.97	77.58	83.78	77.74	99.32
Nasdaq Composite	100.00	68.47	102.72	111.54	113.07	123.84

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

        The following tables present selected financial information for each of the last five fiscal years (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Revenues	$ 26,792	$ 20,963	$ 14,558	$ 11,470	$ 13,113
Gross profit (loss)	7,412	4,600	1,384	1,750	(3,072)
Asset impairment charge	-	-	331	-	972
Excess facility charge	-	-	-	-	1,840
Total operating expenses	8,412	8,620	11,356	10,969	16,503
Loss from operations	(1,000)	(4,020)	(9,972)	(9,219)	(19,575)
Net income (loss)	657	(2,617)	(9,343)	(8,519)	(18,278)
Net income (loss) per share
Basic	$ 0.02	$ (0.27)	$ (0.24)	$ (0.24)	$ (0.53)
Diluted	$ 0.01	$ (0.27)	$ (0.24)	$ (0.24)	$ (0.53)

	December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, Cash equivalents and short-term investments	$ 31,178	$ 29,407	$ 31,456	$ 35,898	$ 42,975
Working capital	34,394	32,511	33,744	37,798	44,111
Total Assets	44,693	41,950	44,153	46,943	53,680
Long-term obligations	930	859	826	294	823
Total Stockholders' equity	37,904	36,321	38,642	42,325	48,963

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Recent Accounting Pronouncements

        See Note 1 to the Consolidated Financial Statements for a full description of resent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Critical Accounting Policies and Estimates

General

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

        We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

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

Stock-based Compensation Expense

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and purchases under our Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the year ended December 31, 2006, of approximately 10% were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. See Note 2 to the Consolidated Financial Statement for a further discussion on stock-based compensation.

Allowance for Doubtful Accounts

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

Inventory

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

Valuation of Long-Lived Assets

        We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the years ended December 31, 2006 and 2005, respectively. We recorded an $0.3 million impairment charge for the year ended December 31, 2004.

Taxes on Earnings

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

        We market and sell our products predominantly through our direct sales force, which we began building in early 1998. From our inception through December 31, 2006, we derived a substantial portion of our revenues from our OPMS product line. Our DWDM-related products contributed as a percentage of revenue 39%, 33% and 27% for the years ended December 31, 2006, 2005 and 2004, respectively. In the years ended December 31, 2006, 2005 and 2004, our top 10 customers comprised 61%, 57%, and 53% of our revenues, respectively. Two customers accounted for 15% and 10% of our revenue in 2006. One customer accounted for 10% and 11% of our revenues in 2005 and 2004, respectively.

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

        Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2007.

        Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2006 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

        General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect most of these expenses to remain flat in absolute dollars with the exception of professional and legal services which we expect will increase due to increased rates and fees and costs associated with compliance with new laws and regulations.

        In connection with the grant of stock options to employees and consultants, we recorded deferred stock-based compensation of approximately $26.8 million in stockholders’ equity prior to our initial public offering, representing the difference between the estimated fair market value of our common stock and the exercise price of these options at the date of grant. Deferred stock-based compensation is being amortized using the graded vesting method, under which each option grant is separated into portions based on its vesting terms which results in acceleration of amortization expense for the overall award. The accelerated amortization pattern results in expensing approximately 52% of the total award in year one, 27% in year two, 15% in year three and 6% in year four. We did not incur any non-cash compensation expense in the year ended December 31, 2005 because these amounts were fully amortized in 2004. In December 2005, we accelerated options to purchase up to 1.9 million shares of our common stock held by employees at the director level and above, including executive officers.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing any non-cash compensation expense associated with these options in future periods.  As a result of the acceleration, we expect to avoid recognition of up to approximately $1.5 million of compensation expense over the course of the original vesting periods, including approximately $402,000 in 2006.

        Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $298,000, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of December 31, 2006, total unrecognized compensation costs related to unvested stock options was $0.7 million, which is expected to be recognized as an expense over a weighted average period of approximately 3 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options.

        We own 98.5% of the outstanding common stock of Alliance Fiber Optic Products, Ltd (formally named Transian Technology Ltd. Co.), a Taiwan corporation. This majority owned subsidiary is engaged in design and manufacturing of our products.

        In December 2000, we established a subsidiary, Alliance Fiber Optic Products, in the People’s Republic of China, which we have developed as a manufacturing facility. We commenced production at this facility in the third quarter of 2003.

        In January 2004, we completed the purchase of the assets of Taiwan-based Ritek Corporation’s photonics business. Under the terms of the agreement, the Company acquired substantially all of the assets of Ritek’s photonics business in exchange for 1.7 million shares of our common stock for total consideration of $4.0 million. Additionally we received $1.5 million in cash from Ritek. This photonics business is located in Hsin Chu Industrial Park, Taiwan.

Results of Operations

        The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2006	2005		2004
Revenues	100.0%	100.0%	.	100.0%

Cost of revenues:	72.3	78.1		90.5

Gross profit	27.7	21.9		9.5

Operating expenses:
Research and development	11.5	16.4		38.1
Sales and marketing	8.4	10.4		14.1
General and administrative	11.5	14.3		23.5
Asset impairment charge	-	-		2.3

Total operating expenses	31.4	41.1		78.0

Loss from operations	(3.7)	(19.2)		(68.5)
Interest and other income, net	6.2	6.7		4.3

Net income (loss)	2.5%	(12.5%)		(64.2%)

Results of Operations

Comparison of Fiscal Year 2006 and Fiscal Year 2005

        Revenues. Revenues were $26.8 million and $21.0 million for the years ended December 31, 2006 and 2005, respectively. OPMS revenues increased to $16.4 million in 2006 from $14.1 million in 2005 primarily due to increased volume shipments of our products. DWDM revenues increased to $10.4 million in 2006 from $6.9 million in 2005 primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

        Cost of Revenues. Cost of revenues in fiscal year 2006 increased to $19.4 million from $16.4 million in fiscal year 2005. Cost of revenues as a percentage of net revenues decreased to 72.3% in fiscal year 2006 from 78.1% in fiscal year 2005. The increase of cost of revenues in 2006 was due to increased volume of products sold. Management continues to closely monitor the Company’s inventory levels. Any decline in demand for our products would result in reduced sales, increased operating losses and additional inventory provisions.

        Gross Profit. 2006 gross profit was $7.4 million, or 27.7% of revenues, compared with a 2005 gross profit of $4.6 million, or 21.9% of revenues.

        The gross profit in 2006 for DWDM products increased to $2.5 million from $0.1 million in 2005 due to higher revenue from increased volume of shipments. The gross profit in 2006 for OPMS products increased to $4.9 million from $4.5 million in 2005 and was also due to higher revenue.

        We expect our gross margin as a percentage of revenues to improve due to higher production volumes which should result in improved absorption of overhead expenses. We believe that gross margins will be negatively impacted by selling price competition for our DWDM products which we expect will partially offset the benefits from improved overhead absorption. We had approximately $1.7 million in DWDM-related inventory and $2.8 million in OPMS-related inventory on hand at December 31, 2006. Although we continue to take steps to attempt to manage future inventory levels, we may have to record inventory provisions in future periods if a decrease in demand for our products occurs.

        Research and Development Expenses. Research and development expenses decreased to $3.1 million in 2006 from $3.4 million in 2005. As a percentage of revenues, research and development expenses decreased to 11.5% in 2006 from 16.4% in 2005. The decrease was primarily due to reduced headcount in the United States and reduced material expenses. We expect research and development expenses on our product development efforts may increase as we intend to continue to invest in our research and product development efforts.

        Sales and Marketing Expenses. Sales and marketing expenses increased to $2.3 million in 2006 from $2.2 million in 2005. As a percentage of revenues, sales and marketing expenses decreased to 8.4% in 2006 from 10.4% in 2005. We expect sales and marketing expenses will remain relatively flat due in part to continued emphasis on expense control.

        General and Administrative Expenses. General and administrative expenses increased to $3.1 million in 2006 from $3.0 million in 2005. As a percentage of revenues, general and administrative expenses decreased to 11.5% in 2006 from 14.3% in 2005. We expect general and administrative expenses will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

        Stock-Based Compensation. Total stock-based compensation was $0.3 million in the year ended December 31, 2006. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), determined by the Binomial Lattice valuation model as comparison, and this amount represents stock-based compensation expense related to employee stock options. There was no stock-based compensation expense in fiscal 2005 because the deferred compensation balance was fully amortized as of December 31, 2004.

        Interest and Other Income, Net. Interest and other income, net, was $1.7 million and $1.4 million for the years ended December 31, 2006 and 2005, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates. The increase in 2006 was due to higher interest income.

         Income Taxes. There was no income tax benefit in the years ended December 31, 2006 and 2005, respectively.

        As of December 31, 2006, we had approximately $40.7 million and $22.4 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to our history of losses.

Comparison of Fiscal Year 2005 and Fiscal Year 2004

        Revenues. Revenues were $21.0 million and $14.6 million for the years ended December 31, 2005 and 2004, respectively. OPMS revenues increased from $10.6 million in 2004 to $14.1 million in 2005 primarily due to increased volume shipments of our products. DWDM revenues increased from $4.0 million in 2004 to $6.9 million in 2005 primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

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

        The gross profit in 2005 for DWDM products increased to $0.1 million from gross loss of $1.8 million in 2004 due to higher revenue. The gross loss in 2004 was primarily a result of additional provisions for excess and obsolete inventory and start-up costs associated with the operation of the newly acquired photonics business from Ritek Corporation. The gross profit in 2005 for OPMS products increased to $4.5 million from $3.2 million in 2004 was also due to higher revenue.

        Research and Development Expenses. Research and development expenses decreased $2.2 million to $3.4 million in 2005 from $5.6 million in 2004. As a percentage of revenues, research and development expenses decreased to 16.4% in 2005 from 38.1% in 2004. The decrease was primarily due to reduced headcount in the United States and reduced material expenses.

        Sales and Marketing Expenses. Sales and marketing expenses increased to $2.2 million in 2005 from $2.0 million in 2004. As a percentage of revenues, sales and marketing expenses decreased to 10.4% in 2005 from 14.1% in 2004. The increase was primarily due to higher commission and marketing expenses associated with higher revenue.

        General and Administrative Expenses. General and administrative expenses decreased to $3.0 million in 2005 from $3.4 million in 2004. As a percentage of revenues, general and administrative expenses decreased to 14.3% in 2005 from 23.5% in 2004. The decrease was primarily due to tighter cost controls and lower directors and officer’s insurance expenses.

        Asset Impairment Charge. In 2004, we wrote off certain non production-related transceiver equipment that was no longer being utilized resulting in an asset impairment charge of $0.3 million.

        Stock-Based Compensation. There was no stock-based compensation in the year ended December 31, 2005, compared with $0.3 million, or 2.0% of revenues, in the year ended December 31, 2004. The decrease was due to our accounting policy which requires the amortization of a larger proportion of deferred compensation expense during the early vesting periods of the option grants. The deferred compensation balance was fully amortized as of December 31, 2004.

        Interest and Other Income, Net. Interest and other income, net, was $1.4 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates. The increase in 2005 was due to a tax refund received from the Taiwan government and higher interest income.

        Income Taxes. There was no income tax benefit in the years ended December 31, 2005 and 2004, respectively.

        As of December 31, 2005, we had approximately $41.4 million and $22.8 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to our history of losses.

Liquidity and Capital Resources

Comparison of Fiscal Year 2006 and Fiscal Year 2005

        Net cash provided by operating activities was $2.1 million in 2006 and net cash used in operating activities was $1.8 million in 2005. The increase in our cash provided by operations in 2006 was primarily due to recording net income in 2006 versus a net loss in 2005, which was partially offset by higher accounts receivable and inventories. The higher accounts receivable and inventories was due to increase in sales in 2006.

        Cash used in investing activities was $1.1 million in 2006 and $3.4 million in 2005. In 2006, we spent $1.0 million to acquire property and equipment and $0.1 million was invested in short-term securities. In 2005, we spent $0.7 million to acquire property and equipment and $2.7 million was invested in short-term securities.

        Cash generated by financing activities was $0.7 million in 2006, compared with $0.6 million in 2005. Cash generated by financing activities in 2006 and 2005 was comprised of proceeds from the exercise of options to purchase shares of our common stock, common stock issued through our Employee Stock Purchase Plan, and borrowings under mortgage and other debt.

        As of December 31, 2006, we had a letter of credit with a financial institution for $0.4 million. We pledged $0.4 million of our short-term investments as collateral for the letter of credit. In November 2004, we entered into a ten-year loan of $0.5 million in Taiwan with a fixed interest rate of 2.3% for the first two years and 3.6% for the following years. The loan is secured by the building we own in Taiwan.

        Our principal source of liquidity as of December 31, 2006 consisted of $31.2 million in cash and cash equivalents and interest bearing marketable securities.

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

   Comparison of Fiscal Year 2005 and Fiscal Year 2004

        Net cash used in operating activities was $1.8 million in 2005 and $6.6 million in 2004. Net cash used in 2005 was primarily the result of our net loss which was partially offset by depreciation of $1.6 million. Net cash used in 2004 was primarily the result of our net loss, which was partially offset by non-cash compensation expenses of $0.3 million, depreciation of $1.7 million, impairment write-off of property and equipment of $0.3 million, and inventory provision of $1.3 million. Accounts receivable increased by $1.2 million and inventory decreased by $0.3 million from 2004 to 2005 primarily due to increased revenue and better inventory level control. Accrued expenses decreased by $0.1 million, offset by an increase in payables by $0.1 million. Net cash used in operating activities in 2005 totaled $1.8 million, $4.8 million less than cash used in 2004 in operating activities, and primarily resulted from lower net losses compared with the prior year.

        Cash used in investing activities was $3.4 million in 2005. Cash generated by investing activities was $9.6 million in 2004. In 2005, $0.7 million was spent to acquire property and equipment and $2.7 million was invested in short-term securities. In 2004, we received net $9.0 million from the sale of short-term securities and $1.5 million from the asset acquisition from Ritek, and we used $0.9 million for property and equipment.

        Cash generated by financing activities was $0.6 million in 2005 and $1.6 million in 2004. Cash generated by financing activities in 2005 and 2004 was comprised of proceeds from the exercise of options to purchase shares of our common stock, common stock issued through our Employee Stock Purchase Plan, borrowing under mortgage and other debt, and repayment of notes receivable.

Contractual Obligations

        In July 2004, we moved into our corporate headquarters in Sunnyvale, California. The lease has a six-year term commencing on July 22, 2004, and the facility is 34,800 square feet.

        In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. The leases for this facility expire at various times from 2008 to 2009. Additionally, in December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. In February 2006, we also entered into a three-year lease for our Hu-Kou facility in Taiwan for approximately 21,600 square feet. The lease will expire in January 2009.

        In August 2002 we entered into a lease for a 62,000 square feet facility near the Shenzhen, China area, which will expire in July 2007. We intend to renew this lease prior to its expiration date.

The following summarizes our contractual obligations at December 31, 2006 (in thousands):

Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$ 722	$ 115	$ 231	$ 170	$ 206
Operating Lease Obligations	2,302	817	1,246	239	-

Total	$ 3,024	$ 932	$ 1,477	$ 409	$ 206

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

Supplementary Data – Unaudited Quarterly Results

        The following table contains selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2006 and 2005. We believe that the historical quarterly information has been prepared substantially on the same basis as our audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operation data (in thousands, except per share data):

	Three Months Ended

	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005

	(unaudited)
Revenues	$7,746	$7,573	$6,252	$5,221	$5,510	$5,269	$5,178	$5,006
Gross profit	2,273	2,171	1,631	1,337	1,440	1,128	1,110	932
Net income (loss) attributable to
common stockholders	653	358	19	(373)	(527)	(558)	(720)	(812)
Net income (loss)
per share attributable to
common stockholders(1)
Basic	$0.02	$0.01	$-	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$0.01	$0.01	$-	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

(1)	Net income (loss) per share is computed independently for each quarter presented. Therefore, the aggregate of the quarterly per share information may not equal the annual net income (loss) per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

        We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of December 31, 2006, $1.0 million, or 3.7% of our investments, had maturities of less than three months. We expect to continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk.

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

        While we expect our international revenues to continue to be denominated predominately in United States dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar. We expect to continue to analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.

        We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
San Francisco, California
March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.:

        In our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Alliance Fiber Optic Products, Inc. and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California
January 29, 2005

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,321	$2,714
Short-term investments	26,857	26,693
Accounts receivable, net	4,009	3,570
Inventories	4,465	3,670
Prepaid expense and other current assets	601	634

Total current assets	40,253	37,281
Property and equipment, net	4,264	4,564
Other assets	176	105

Total assets	$44,693	$41,950

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,950	$2,342
Accrued expenses	2,815	2,355
Current portion of bank loan	94	73

Total current liabilities	5,859	4,770
Long-term liabilities:
Bank loan	545	484
Other long-term liabilities	385	375

Total long term liabilities	930	859

Total liabilities	6,789	5,629

Commitments and contingencies (Note 11)	-	-
Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
40,540,128 and 39,719,351 shares issued and outstanding at
December 31, 2006 and 2005, respectively	41	40
Additional paid-in-capital	109,793	108,867
Accumulated deficit	(71,809)	(72,466)
Accumulated other comprehensive loss	(121)	(120)

Total stockholders' equity	37,904	36,321

Total liabilities and stockholders' equity	$44,693	$41,950

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$26,792	$20,963	$14,558
Cost of revenues	19,380	16,363	13,174

Gross profit	7,412	4,600	1,384

Operating expenses:
Research and development	3,080	3,434	5,555
Sales and marketing	2,255	2,177	2,048
General and administrative	3,077	3,009	3,422
Asset impairment charge	-	-	331

Total operating expenses	8,412	8,620	11,356

Loss from operations	(1,000)	(4,020)	(9,972)
Interest and other income, net	1,657	1,403	629

Net income (loss)	657	(2,617)	(9,343)

Net income (loss) per share:
Basic	$0.02	$(0.7)	$(0.24)
Diluted	$0.01	$(0.7)	$(0.24)

Shares used in computing net income (loss) per share:
Basic	40,118	39,330	38,590
Diluted	44,914	39,330	38,590

Included in costs and expenses above-
Stock based compensation charges:
Cost of revenues	$109	$-	$(5)
Research and development	57	-	240
Sales and marketing	32	-	35
General and administrative	100	-	16

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$657	$(2,617)	$(9,343)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	1,288	1,599	1,731
Amortization of stock based compensation	298	-	286
Impairment of property and equipment	-	-	331
Loss on disposal of property and equipment	72	77	-
Provision for inventory valuation	698	(140)	1,280
Provision (credit) for doubtful accounts and sales returns	83	30	(196)
Changes in assets and liabilities:
Accounts receivable	(522)	(1,280)	(118)
Inventories	(1,493)	468	(1,598)
Prepaid expenses and other assets	(37)	34	635
Accounts payable	608	137	704
Accrued expense	460	(82)	(430)
Other long-term liabilities	5	(24)	109

Net cash provided by (used in) operating activities	2,117	(1,796)	(6,609)

Cash flows from investing activities:
Purchase of short-term investments	(10,693)	(39,163)	(55,187)
Proceeds from sales and maturities of short-term investments	10,537	36,460	64,155
Cash from asset acquistion	-	-	1,500
Purchase of property and equipment	(964)	(703)	(879)

Net cash (used in) provided by investing activities	(1,120)	(3,406)	9,589

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	423	378	534
Proceeds from the exercise of common stock options	206	84	100
Proceeds from repayment of notes receivable	-	-	532
Proceeds from bank borrowings	150	172	466
Repayment of bank borrowings	(72)	(51)	-

Net cash provided by financing activities	707	583	1,632

Effect of exchange rate changes on cash and cash equivalents	(97)	(166)	(46)

Net increase (decrease) in cash and cash equivalents	1,607	(4,785)	4,566
Cash and cash equivalents at beginning of year	2,714	7,499	2,933

Cash and cash equivalents at end of year	$4,321	$2,714	$7,499

Supplemental cash flow information:
Issuance of common stock in connection with asset
acquisition	$-	$-	$(4,015)
Fair value of assets acquired	$-	$-	$2,559
Liability assumed	$-	$-	$(44)

        The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder’s Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Receivables From Stockholders	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive income (loss)	Total	Comprehensive Income/(Loss)

Balance at December 31, 2003	36,504	$36	$104,875	$(967)	$(966)	$(60,506)	$(147)	$42,325

Issuance of common stock
upon exercise of options	247	1	99	--	--	--	--	100
Issuance of common stock upon
purchase of ESPP	1,078	2	532	--	--	--	--	534
Issuance of common stock upon
assets acquisition	1,700	1	4,014	--	--	--	--	4,015
Repayment of notes receivable	(530)	(1)	(434)	967	--	--	--	532
Deferred stock-based compensation	--	--	(680)	--	680	--	--	--
Amortization of deferred
stock-based compensation	--	--	--	--	286	--	--	286
Comprehensive loss:
Net loss for the year	--	--	--	--	--	(9,343)	--	(9,343)	$(9,343)
Unrealized loss on
short-term investments	--	--	--	--	--	--	(40)	(40)	(40)
Currency translation adjustments	--	--	--	--	--	--	233	233	233

Comprehensive loss									$(9,150)

Balance at December 31, 2004	38,999	$39	$108,406	$--	$--	$(69,849)	$46	$38,642

Issuance of common stock
upon exercise of options	159	--	84	--	--	--	--	84
Issuance of common stock upon
purchase of ESPP	561	1	377	--	--	--	--	378

Comprehensive loss:
Net loss for the year	--	--	--	--	--	(2,617)	--	(2,617)	$(2,617)
Unrealized gain on
short-term investments	--	--	--	--	--	--	33	33	33
Currency translation adjustments	--	--	--	--	--	--	(199)	(199)	(199)

Comprehensive loss									$(2,783)

Balance at December 31, 2005	39,719	$40	$108,867	$-	$-	$(72,466)	$(120)	$36,321

Issuance of common stock
upon exercise of options	287	--	206	--	--	--	--	206
Issuance of common stock upon
purchase of ESPP	534	1	422	--	--	--	--	423

Deferred stock-based compensation	--	--	--	--	298	--	--	298
Comprehensive income :
Net income for the year	--	--	--	--	--	657	--	657	$657
Unrealized gain on
short-term investments	--	--	--	--	--	--	8	8	8
Currency translation adjustments	--	--	--	--	--	--	(9)	(9)	(9)

Comprehensive income									$656

Balance at December 31, 2006	40,540	$41	$109,495	$--	$298	$(71,809)	$(121)	$37,904

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

Cash, cash equivalents and short-term investments

        The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but less than one year. As of December 31, 2005 and 2006, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.

        The Company’s financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Allowance for Doubtful Accounts

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $1.3 million in 2006, $1.6 million in 2005 and $1.7 million in 2004.

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

Stock-based compensation

        Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”), which establish accounting for share-based payment (“SBP”) awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

        Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In addition, the Company complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and EITF Issue No. 96-18, which require the award to be recorded at its fair value. See Note 2 to the Consolidated Financial Statement for a further discussion on stock-based compensation.

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

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  As of March 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155.  The Company is required to adopt SFAS No. 155 effective at the beginning of 2008. The Company does not believe adoption of SFAS 155 will have a material effect on its financial position, results of operations, or cash flows.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting and reporting of a change in an accounting principle. The statement requires retrospective application of changes in an accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the SEC issued SAB No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. The adoption of SAB No. 108 did not have a material impact on our consolidated results of operations and financial condition.

2. Stock-based compensation

        Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”), which establish accounting for share-based payment (“SBP”) awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In addition, the Company complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and EITF Issue No. 96-18, which require the award to be recorded at its fair value.

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

        The Company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the year ended December 31, 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

        As a result of adopting Statement No. 123(R), on January 1, 2006, the Company’s income before income tax and net income for the year ended December 31, 2006 was $657,000, or $298,000 lower than if it had continued to account for share-based compensation under APB Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the year ended December 31, 2006.

        Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. The Company does not recognize any tax benefit related to this based on Company’s historical operating performance, lack of taxable income and the accumulated deficit.

        As of December 31, 2006, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s various option plans. The cost is expected to be recognized over a period of 3 years.

        The following table presents the Company’s pro forma net income and basic and diluted net income per share for the year ended December 31, 2005 and 2004 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the Company’s various stock-based compensation plans:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2005	2004
Net loss, as reported	$(2,617)	$(9,343)

Add: Stock-based employee compensation expense included
in reported net loss	-	286
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related taxes	(796)	(1,172)

Pro forma net loss	$(3,413)	$(10,229)

Net loss per share
Basic and Diluted - as reported	$(0.07)	$(0.24)
Basic and Diluted - pro forma	$(0.09)	$(0.27)
Shares used in EPS calculation (basic and diluted)	39,330	38,590

        For the year ended December 31, 2005 and 2004, the fair value of SBP awards was estimated using the Black-Scholes valuation model, with the following weighted-average assumptions and fair values as follows:

	Years Ended December 31,
	2005	2004
Volatility (percent)*	$46.2	$95.34

Expected term (in years)**	4	4

Risk-free interest rate (precent)***	4.40	3.34

Expected dividend rate (precent)	-	-

Weighted-average fair value per option granted	$0.90	$0.86

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

        For the year ended December 31, 2006, the fair value of SBP awards was estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2006
Volatility (percent)*	36.7

Expected term (in years)**	4

Risk-free interest rate (percent)***	4.60

Expected dividend rate (percent)	-

Forfeiture rate (percent)****	10

Weighted-average fair value per option granted	$1.28

* Volatility is projected using Industry Analysis forecasts for earnings, earnings per share, and stock price, and the Company’s earning forecast.

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

        At December 31, 2006, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

        In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. There was no increase on January 1, 2006 by Board resolution because of enough shares available for issuance pursuant to the Plan. Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company’s common stock on the date of grant.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

        The following information relates to the stock option activity for the year ended December 31, 2006:

	Year Ended December 31, 2006
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2005	4,840,383	$1.12
Granted	640,000	1.91
Exercised	(286,600)	0.72
Forfeited	(147,700)	1.14
Outstanding at December 31, 2006	5,046,083	$1.24	7.2 Years	$4,033,478
Vested and expected to vest at December 31, 2006	4,989,357	$1.24	7.2 Years	$3,971,513
Exercisable at December 31, 2006	4,478,825	$1.28	7.0 Years	$3,413,824

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the year ended December 31, 2006 and 2005 was $348,000 and $74,000, respectively.

        The expected dividend rate is 0% for years ended December 31, 2006 and 2005 respectively.

        Cash received from option exercises during the year ended December 31, 2006 and 2005 was $206,000 and $84,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

        Information relating to stock options outstanding at December 31, 2006 is as follows:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20– $0.86	1,307,700	7.22	$0.72	1,208,025	$0.71
$0.90– $0.90	1,038,150	9.79	$0.90	773,000	$0.90
$0.91– $0.96	1,134,300	8.78	$0.94	995,700	$0.95
$1.00– $2.02	1,315,750	8.98	$1.75	1,251,917	$1.72
$2.10– $5.75	221,833	5.91	$3.73	221,833	$4.11
$6.38– $6.38	28,350	4.3	$6.38	28,350	$6.38
	5,046,083	7.20	$1.24	4,478,825	$1.28

        Options exercisable as of December 31, 2006, 2005, and 2004 were 4,478,825, 4,338,221, and 1,895,723 at an average exercise price of $1.28, $1.14, and $1.32 per share, respectively.

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

        The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the expected implementation of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” in January 2006. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $1.5 million of compensation expense over the course of the original vesting periods. Approximately $402,000 of such compensation expense was avoided in 2006.

        Restrictions have been imposed upon the sale of any shares received through the exercise of acceleration options, which restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the original vesting date of the option. This restriction does not affect the fair value of the options at the grant date.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

        In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Plan”). The Company reserved 1,500,000 shares of common stock for issuance under the Plan. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 534,177; 560,780 and 1,077,623 shares were issued under the Plan in 2006, 2005, and 2004, respectively.

The following information relates to the Plan:

Weighted average fair value per share of shares purchased	$0.79
Total compensatin expense for ESPP	$118,143
Total amount of cash received from the purchase of stock through ESPP	$423,134
Total intrinsic value of ESPP stock purchased as December 31, 2006	$666,588

        There were 395,321 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2006.

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

3.     Net income/(loss) per share

        Basic net income/(loss) per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income/(loss) per share is computed by dividing the net loss for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans, and the weighted average number of common shares outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        The following table sets forth the computation of basic and diluted net income/(loss) per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss) attributable to common stockholders	$657	$(2,617)	$(9,343)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	40,118	39,330	38,665
Less: Weighted average of shares subject to repurchase right	-	-	(75)

Basic	40,118	39,330	38,590
Diluted	44,914	39,330	38,590

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.07)	$(0.24)
Diluted	$0.01	$(0.07)	$(0.24)

        The following outstanding options were excluded from the computation of diluted net income/loss per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2006	2005	2004
Options to purchase common stock and shares
subject to repurchase	4,796	4,840	4,316

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

4. Balance Sheet Components

	December 31,
	2006	2005
Cash and cash equivalents:
Cash	$3,276	$1,901
Money market instruments and funds	1,045	813

	$4,321	$2,714

Accounts receivable, net:
Accounts receivable	$4,231	$3,716
Less: Allowance for doubtful accounts and sales returns	(222)	(146)

	$4,009	$3,570

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$146	$143
Change	83	30
Utilized	(7)	(27)

Balance at end of year	$222	$146

Inventories:
Finished goods	$1,415	$842
Work-in-process	1,751	1,579
Raw materials	1,299	1,249

	$4,465	$3,670

Accrued expenses:
Compensation costs	$1,483	$1,186
Professional fees	421	332
Outside commission	79	3
Royalties	57	51
ESPP	124	83
Deferred rent	158	177
Warranty	57	57
Operating related (Taiwan and China)	229	239
Others	207	227

	$2,815	$2,355

Other long-term liabilities:
Accrued pension liability (Taiwan)	$369	$366
Other liabilities	16	9

	$385	$375

Accumulated other comprehensive loss:
Cumulative translation adjustments	$(101)	$(91)
Unrealized loss on short-term investments	(20)	(29)

	$(121)	$(120)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

5. Marketable Securities

	December 31, 2006			December 31, 2005

	Available-for-Sale Securities			Available-for-Sale Securities

(in thousands)	Cost	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Losses	Fair Value
Money market funds	$1,045	$--	$1,045	$813	$--	$813
Auction rate securities	7,800	--	7,800	17,200	--	17,200
US Treasury and Federal
Agency Securities	500		500	6,500	(20)	6,480
Corporate bonds	18,577	(20)	18,577	3,021	(8)	3,013

Total available-for-sale securities	$27,922	$(20)	$27,902	$27,534	$(28)	$27,506

Included in:
Cash and cash equivalents			$1,045			$813
Short-term investments			26,857			26,693

Total			$27,902			$27,506

        Approximately $0.4 million of the short term investments above are pledged as collateral for a stand-by letter of credit issued by a commercial bank.

6. Property and Equipment, Net

	December 31,
(in thousands)	2006	2005
Machinery and equipment	$8,964	$8,901
Furniture and fixtures	447	432
Leasehold improvements	767	678
Building and equipment prepayments	1,214	890

	$11,392	$10,901
Less: Accumulated depreciation	(7,128)	(6,337)

Total property and equipment, net	$4,264	$4,564

7. Income Taxes

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Income (loss) subject to domestic income taxes only	$987	$(1,493)	$(6,717)
Loss subject to foreign income taxes only	(330)	(1,124)	(2,626)

	$657	$(2,617)	$(9,343)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax	(5.9)	(6.2)	(5.0)
Stock compensation	(18.0)	-	1.0
Net operating loss carryforward	14.0	-	-
Research expenses excluded from income	-	1.0	-
Research and development credits	-	(2.8)	(0.8)
Valuation allowance	41.5	41.0	38.5
Other	2.4	1.0	0.3

Effective tax rate	0.0%	0.0%	0.0%

Deferred tax assets consisted of the following:

	December 31,
(in thousands)	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$16,677	$17,100
Credit carryforwards	1,803	2,140
Depreciation	10	401
Stock compensation	118	-
Accruals and allowances	849	1,057

	19,457	20,698
Less: valuation allowances	(19,457)	(20,698)

Net deferred tax assets	$--	$--

	December 31,
(in thousands)	2005	2004
Valuation allowances on deferred tax assets:
Balance at beginning of year	$20,698	$19,499
Addition	--	1,199
Utilized	(1,241)	--

Balance at end of year	$19,457	$20,698

        Based upon the weight of available evidence, which includes the Company’s historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets.

        As of December 31, 2006, the Company had net operating loss carryforwards of approximately $40.7 million for federal and $22.4 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2011 for state purposes.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        As of December 31, 2006, the Company had research credit carryforwards of approximately $1.2 million and $1.0 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2021. The California tax credit can be carried forward indefinitely.

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

        At December 31, 2006, two customers accounted for 14.6% and 12.3% of the Company’s accounts receivable, respectively. At December 31, 2005, one customer accounted for 17.7% of the Company’s accounts receivable.

        At December 31, 2006, two customers accounted for 15% and 10% of revenue, respectively. One customer accounted for 10% and 11% of revenues in the years ended December 31, 2005 and 2004, respectively. Certain components used in manufacturing the Company’s products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

10. Geographic Segment Information

        The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

        The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues
North America	$18,594	$15,677	$12,103
Europe	1,930	867	859
Asia	6,268	4,419	1,596

	$26,792	$20,963	$14,558

	Years Ended December 31,
	2006	2005	2004
Revenues
Optical path managemnet solution	$16,413	$14,092	$10,628
Dense wave length division multiplexer	10,379	6,871	3,930

	$26,792	$20,963	$14,558

	December 31,
	2006	2005

Property and Equipment
United States	$144	$371
Taiwan	3,015	3,129
China	1,105	1,064

	$4,264	$4,564

11. Commitments and Contingencies

        Litigation:From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

        Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements as of December 31, 2006.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

        The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues.

        Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2010. Total rent expense under these operating leases were approximately $0.8 million, $0.6 million and $1.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

        Total future minimum lease payments under operating leases as of December 31, 2006 are summarized below (in thousands):

Years ending December 31,
2007	817
2008	802
2009	444
2010	239

Total	$2,302

        Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of December 31, 2006. The letter of credit is collateralized by short term investments of $0.4 million.

12. Bank Loan

        In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with a fixed interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a nine-year loan of $0.2 million in Taiwan with a fixed interest rate of 2.8% for the first year. Both loans are secured by the Company’s building in Taiwan. The net book value of the building was $0.6 million as of December 31, 2006.

        In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with a fixed interest rate of 2.9% for the first year and 3.7% for the following years.

Payments due under the bank loan as of December 31, 2006 are as follows (in thousands):

Years ending December 31,
2007	$115
2008	115
2009	115
2010	92
2011	79
2012 and after	206

Total payment	722
Less: Amounts representing interest	(83)

Present value of net remaining payments	639
Less: current portion	(94)

Long-term portion	$545

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

13. Related Party Transactions

        As of March 8, 2007, Foxconn Holding Limited was a holder of 19.7% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.5 million, $0.8 million, and $0.3 million in the years ended December 31, 2006, 2005, and 2004 respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $2.5 million, $2.3 million, and $1.4 million in the years ended December 31, 2006, 2005, and 2004 respectively. Amounts due from Hon Hai Precision Company Limited were $0.1 million and $0.3 million at December 31, 2006 and 2005, respectively. Amounts due to Hon Hai Precision Company Limited were $0.6 million at each of December 31, 2006 and 2005.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

       None

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

Item 9B. Other Information

      Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders to be held on May 18, 2007 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

        The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard Black (Chairperson), James C. Yeh and Ray Sun, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. The Board of Directors has determined that each of Richard Black, James Yeh and Ray Sun is an “audit committee financial expert” as defined SEC regulations.

        The Company’s Board of Directors adopted a Code of Ethics for all of its directors and officers on March 24, 2004. The Company’s Code of Ethics is available on the Company’s website at http://www.afop.com. To date, there have been no waivers under the Company’s Code of Ethics. The Company will post any waivers, if and when granted, under its Code of Ethics, on the Company’s website at http://www.afop.com.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Director Compensation,” “Executive Compensation,” (except for the caption “Compensation Committees Report”), and “Election of Directors — Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

        Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	5,046,083	(1)	$1.24	4,934,562	(2)
Equity compensation plans not
approved by security holders	-		-	-

Total	5,046,083		$1.24	4,934,562

(1)     Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan. Options to purchase shares of the Company’s Common Stock are no longer granted under the 1997 Stock Plan.

(2)     Includes:

    (a)        4,539,241 of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2006 because the Board determined there were enough shares available for issuance in 2007 pursuant to the Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

    (b)        395,321 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”). The number of shares reserved for issuance under the ESPP increases on the first day of the Company’s fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “—Pre-Approval Policies and Procedures” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)     The following documents are filed as part of this report:

         (1) Financial Statements

             Reference is made to the index to Consolidated Financial Statements under Item 8 of Part II hereof.

         (2) Financial Statement Schedules

             Schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

         (3) Exhibits

             See the List of Exhibits, which follows the signature pages of this report and is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: March 23, 2007
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

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer	March 23, 2007
Peter C. Chang	(Principal Executive Officer) and
Chairman
/s/ Anita K. Ho	Acting Chief Financial Officer	March 23, 2007
Anita K. Ho	(Principal Financial and Accounting
Officer)
/s/ Richard Black	Director	March 23, 2007
Richard Black

/s/ Gwong-Yih Lee	Director	March 23, 2007
Gwong-Yih Lee

/s/ Ray Sun	Director	March 23, 2007
Ray Sun

/s/ James C. Yeh	Director	March 23, 2007
James C. Yeh

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to the Company's Form 10-K for the year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.2#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.3#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
10.4#	Alliance Fiber Optic Products, Inc. Amended and Restated 2000 Employee Stock Purchase Plan.
10.5#	Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
10.6#	Lease Agreement dated April 5, 2004 by and between Moffett Office Park Investors LLC and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-QSB for period ended June 30, 2004).

Exhibit Number	Description of Document
10.7#	Form of 2000 Stock Incentive Plan Option Agreement
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 58 of this Form 10-K)
31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350).

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-50998, 333-50926, 333-54864, 333-54874, 333-119710, 333-119711, 333-123648 , 333-123649 and 333-132801) of Alliance Fiber Optic Products, Inc. of our report dated March 22, 2007, relating to the consolidated financial statements which appear in this Form 10-K.

/s/Stonefield Josephson, Inc.

San Francisco, California
March 22, 2007

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-50998, 333-50926, 333-54864, 333-54874, 333-119710, 333-119711, 333-123648, 333-123649 and 333-132801) of Alliance Fiber Optic Products, Inc. of our report dated January 29, 2005, relating to the consolidated financial statements which appear in this Form 10-K.

/s/PricewaterhouseCoopers LLP

San Jose, California
March 22, 2007

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2006

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

       4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the registrantr’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the rigistrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

       5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 23, 2007

By /s/ Peter C. Chang
Peter C. Chang
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2006

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

       4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

              c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the rigistrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

       5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

              a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

              b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 23, 2007

By /s/ Anita K. Ho
Anita K. Ho
Corporate Controller and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit 32.1

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. ss 1350

       I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company“), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

       (i)       the Annual Report of the Company on Form 10-K for the period ended December 31, 2006 (the “Report“), fully complieswith the requirements of section 13(a) of the Securities Exchange Act of 1934, and

       (ii)       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Peter C. Chang
Peter C. Chang
March 23, 2007

Exhibit 32.2

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. ss 1350

       I, Anita K. Ho, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company“), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

       (i)       the Annual Report of the Company on Form 10-K for the period ended December 31, 2006 (the “Report“), fully complieswith the requirements of section 13(a) of the Securities Exchange Act of 1934, and

       (ii)       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Anita K. Ho
Anita K. Ho
March 23, 2007