Form 10-Q
period 2007-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2007-05-11
CIK 1122342

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On April 30, 2007, 40,637,003 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2007

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2007	December 31, 2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,238	$4,321
Short-term investments	27,983	26,857
Accounts receivable, net	4,406	4,009
Inventories, net	4,943	4,465
Prepaid expense and other current assets	597	601

Total current assets	41,167	40,253

Property and equipment, net	4,166	4,264
Other assets	170	176

Total assets	$45,503	$44,693

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,637	$2,950
Accrued expenses	2,374	2,815
Current portion of bank loan	95	94

Total current liabilities	6,106	5,859
Other long-term liabilities
Bank loan	513	545
Other long-term liabilities	395	385

Total long term liabilities	908	930

Total liabilities	7,014	6,789

Commitments and contingencies (Note 8)	--	--
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
40,624,353 and 40,540,128 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	41	41
Additional paid-in-capital	109,989	109,793
Accumulated deficit	(71,420)	(71,809)
Accumulated other comprehensive loss	(121)	(121)

Stockholders' equity	38,489	37,904

Total liabilities and stockholders' equity	$45,503	$44,693

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues	$6,701	$5,221
Cost of revenues	4,602	3,884

Gross profit	2,099	1,337

Operating expenses:
Research and development	689	759
Sales and marketing	569	586
General and administrative	861	763

Total operating expenses	2,119	2,108

Loss from operations	(20)	(771)
Interest and other income, net	409	389

Net income (loss)	$389	$(373)

Net income (loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Shares used in computing net income (loss) per share:
Basic	40,539	39,771
Diluted	44,664	39,771

Included in costs and expenses above: Stock based compensation charges
Cost of revenues	$51	$23
Research and development	20	14
Sales and marketing	12	12
General and administrative	41	28

Total	$124	$77

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$389	$(373)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	286	367
Amortization of stock-based compensation	124	77
Loss on disposal of property and equipment	15	5
Provision for inventory valuation	(94)	173
Changes in assets and liabilities:
Accounts receivable	(397)	384
Inventories	(384)	(429)
Prepaid expenses and other current assets	4	(74)
Accounts payable	687	95
Accrued expenses	(441)	(251)
Other assets	6	(27)
Other long-term liabilities	10	3

Net cash provided by (used in) operating activities	205	(50)

Cash flows from investing activities:
Purchase of short-term investments	(11,692)	(500)
Proceeds from sales and maturities of short-term investments	10,568	916
Purchase of property and equipment	(220)	(109)

Net cash (used in) provided by investing activities	1,344	307

Cash flows from financing activities:
Proceeds from the exercise of common stock options	72	96
Repayment of bank borrowings	(24)	(18)

Net cash provided by financing activities	48	78

Effect of exchange rate changes on cash and cash equivalents	8	(68)

Net(decrease) or increase in cash and cash equivalents	(1,083)	267
Cash and cash equivalents at beginning of period	4,321	2,714

Cash and cash equivalents at end of period	$3,238	$2,981

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

Basis of presentation

The condensed consolidated financial information as of March 31, 2007 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company’s consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

Our dense wavelength division multiplexing (“DWDM”) related products contributed revenues of $2.0 million and $2.1 million for the quarters ended March 31, 2007 and 2006, respectively. In the quarters ended March 31, 2007 and 2006, our top 10 customers comprised 63.9% and 59.0% of our revenues, respectively. For the three months ended March 31, 2007, three customers accounted for 19.3%, 11.8%, and 11.3% of our total revenues, respectively. For the three months ended March 31, 2006, one customer accounted for 10.7% of our total revenues.

2. Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a "more-likely-than-not" recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for years beginning after December 15, 2006; therefore, the Company has adopted FIN 48 as of January 1, 2007. The Company expects the adoption of this accounting standard will increase the level of disclosure that the Company provides regarding its tax positions. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. The Company does not recognize any tax benefit related to this based on the Company’s historical operating performance, lack of taxable income and the accumulated deficit.

As of March 31, 2007, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s various option plans; that cost is expected to be recognized over a period of 2.75 years.

The following table sets forth the fair value of SBP awards estimated using the Binomial-Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended March 31,
	2007	2006
Volatility (percent)*	52.0	36.7
Expected term (in years)**	4	4
Risk-free interest rate (percent)***	4.64	4.56
Expected dividend rate (percent)	-	-
Forfeiture rate (percent)****	11	10
Weighted-average fair value per option
Granted	$0.94	$1.77

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

At March 31, 2007, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. The Board of Directors determined not to increase the number of shares available under the Plan on January 1, 2006 and 2007, respectively. Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company’s common stock on the date of grant.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to the stock option activity for the three months ended March 31, 2007:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2006	5,046,083	$1.24
Granted	185,500	2.06
Exercised	(84,225)	0.86
Forfeited	(15,600)	0.94
Outstanding at March 31, 2007	5,131,758	$1.28	8.3 Years	$3,825,949
Vested and expected to vest at March 31, 2007	5,131,758	$1.28	8.3 Years	$3,825,949
Exercisable at March 31, 2006	4,431,979	$1.31	8.1 Years	$3,223,322

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $87,000 and $267,000, respectively.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2007 and 2006 was $382,000 and $123,900, respectively.

Expected dividend rate is 0% for both three month periods ended March 31, 2007 and 2006 respectively.

Cash received from option exercises during the three months ended March 31, 2007 and 2006 was $72,000 and $96,000, respectively. They are included within the financing activities section in the accompanying consolidated statements of cash flows.

4.Inventories, net (in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)

Finished goods	$ 1,544	$ 1,415
Work-in-process	2,116	1,751
Raw materials	1,283	1,299

	$ 4,943	$ 4,465

5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans, and the weighted average number of common shares outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income (loss)	$389	$(373)

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	40,539	39,771
Less: Weighted average of shares subject to repurchase	-	-

Basic	40,539	39,771

Diluted	44,664	39,771

Net income (loss) per share:
Basic	$0.01	$(0.01)

Dulited	$0.01	$(0.01)

All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Options to purchase common stock and
shares subject to repurchase	5,132	4,728

6. Comprehensive Income/(Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income (loss) and comprehensive income (loss) for the Company is due to foreign exchange translations adjustments and unrealized gain on available-for-sale securities.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$389	$(373)
Cumulative translation adjustments	(3)	(23)
Unrealized gain on short-term investments	3	6

Total comprehensive income (loss)	$389	$(390)

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company’s consolidated financial position, results of operations and cash flows.

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2011.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Nine months ending December 31, 2007	$642
Years ending December 31:
2008	836
2009	483
2010	269
2011	31

Total	$2,261

Letter of Credit:

The Company had a letter of credit of $0.4 million outstanding as of March 31, 2007. The letter of credit is collateralized by short-term investments of $0.4 million.

8. Bank Loan

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with a fixed interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a nine-year loan of $0.2 million in Taiwan with a fixed interest rate of 2.8% for the first year. Both loans are secured by the Company’s building in Taiwan. The net book value of the building was $0.6 million as of March 31, 2007.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with a fixed interest rate of 2.9% for the first year and 3.7% for the following years.

Payments due under bank loans as of March 31, 2007 are as follows (in thousands):

Years ending December 31,
2007	84
2008	112
2009	112
2010	88
2011	77
2012 and after	199

Total payment	672
Less: Amounts representing interest	(64)

Present value of net remaining payments	608
Less: current portion	(95)

Long-term portion	$513

9. Related Party Transactions

As of March 31, 2007, Foxconn Holding Limited was a holder of 19.7% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.1 million in the quarter ended March 31, 2007. Purchases of raw materials from Hon Hai Precision Company Limited were $0.6 million in the quarter ended March 31, 2007. Amounts due from Hon Hai Precision Company Limited were $0.1 million at March 31, 2007. Amounts due to Hon Hai Precision Company Limited were $0.6 million at March 31, 2007.

10. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues
North America	$4,394	$3,832
Europe	380	304
Asia	1,927	1,085

	$6,701	$5,221

	Three Months Ended March 31,
	2007	2006
Revenues
Optical path multiplexing solution	$4,662	$3,135
Dense wavelength division multiplexing	2,039	2,086

	$6,701	$5,221

	March 31 2007	March 31 2006
	(unaudited)
Property and Equipment
United States	$136	$144
Taiwan	2,856	3,015
China	1,174	1,105

	$4,166	$4,264

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, net operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, exposure to interest rate or currency fluctuation, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our plans for a reverse stock split, our employee relations, the adequacy of our internal controls, the effect of recent accounting pronouncements and our critical accounting policies, estimates, models and assumptions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2006.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto.

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases pursuant to our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $124,000 and $77,000, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of March 31, 2007 total unrecognized compensation costs related to unnvested stock options was $0.8 million which is expected to be recognized as an expense over a weighted average period of approximately 2.75 years.

Management’s discussion and analysis of financial condition and results of operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our DWDM-related products contributed revenues of $2.0 million and $2.1 million for the quarters ended March 31, 2007 and March 31, 2006, respectively. In the quarters ended March 31, 2007 and March 31, 2006, our top 10 customers comprised 63.9% and 59.0% of our revenues, respectively. For the three months ended March 31, 2007, three customers accounted for 19.3%, 11.8%, and 11.3% of our total revenues, respectively. For the three months ended March 31, 2006, one customers accounted for 10.7% of our total revenues. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	68.7	74.4

Gross profit	31.3	25.6
Operating expenses:
Research and development	10.3	14.5
Sales and marketing	8.5	11.2
General and administrative	12.8	14.6

Total operating expenses	31.6	40.3
Loss from operations	(0.3)	(14.7)
Interest and other income, net	6.1	7.6

Income (loss) before income taxes	5.8%	(7.1%)

Revenues. Revenues were $6.7 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. Revenues increased 28% in the quarter ended March 31, 2007 from the same period in 2006, primarily due to increased volume shipments of our Fiber to the Premise (FTTP) related products.

Cost of Revenues. Cost of revenues was $4.6 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively. Cost of revenues as a percentage of revenues decreased to 68.7% for the three months ended March 31, 2007 from 74.4% for the three months ended March 31, 2006. Cost of revenues for the period ended March 31, 2007 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products.

Gross Profit. Gross profit increased to $2.1 million, or 31.3% of revenues, for the three months ended March 31, 2007 from $1.3 million, or 25.6% of revenues, for the same period in 2006. For the period ended March 31, 2007, higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin. We expect our gross profit as a percentage of revenues continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses decreased to $0.7 million for the three months ended March 31, 2007 from $0.8 million for the same period in 2006. As a percentage of revenues, research and development expenses decreased to 10.3% in the three months ended March 31, 2007 from 14.5% for the same period in 2006. We expect to increase research and development expenses slightly as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended March 31, 2007 and for the same period in 2006. As a percentage of revenues, sales and marketing expenses decreased to 8.5% in the three months ended March 31, 2007 from 11.2% in the three months ended March 31, 2006. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade show activities.

General and Administrative Expenses. General and administrative expenses increased to $0.9 million for the three months ended March 31, 2007 from $0.8 million for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 12.8% in the three months ended March 31, 2007 from 14.6% for the same period in 2006. We expect to increase general and administrative expenses due to higher fees and costs associated with compliance with laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

Stock-Based Compensation. Total stock based compensation increased to $124,000 for the three months ended March 31, 2007 from $77,000 for the same period in 2006. This increase was due to higher volatility rate projected for the year of 2007.

Interest and Other Income, Net. Interest and other income, net, was $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $3.2 million and short-term investments of $28.0 million.

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2007. Net cash provided by operating activities was primarily due to net income of $0.4 million and total depreciation and amortization expenses of $0.4 million, which was offset by $0.4 million increase in accounts receivable and $0.4 million increase in inventory. Accounts payable increased by $0.7 million offset by a $0.4 million decrease in accrued expenses. Net cash used in operating activities was $50,000 for the three months ended March 31, 2006. Net cash used in operating activities was primarily due to net loss of $0.4 million, which was offset by depreciation expenses of $0.4 million and $0.2 million of inventory provision. Accounts receivable decreased by $0.4 million and accounts payable increased by $0.1 million offset by a $0.4 million increase in inventory and a $0.3 million increase in accrued expenses.

Cash used in investing activities was $1.3 million for the three months ended March 31, 2007. In the three months ended March 31, 2007, we spent a net $1.1 million for the purchase of short-term securities, and we used $0.2 million to acquire property and equipment. Net cash provided by investing activities was $0.3 million for the three months ended March 31, 2006. This resulted from $0.4 million in net proceeds from sales of short-term investment offset by $0.1 million spending on equipment purchases.

Cash provided by financing activities was $48,000 and $78,000 for the three months ended March 31, 2007 and 2006, respectively, resulting from proceeds from exercise of options to purchase common stock and repayment of bank borrowings.

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

Contractual Obligations

Our corporate headquarters are in Sunnyvale, California where we lease the facilities from a third party. The lease has a six-year term and expires in 2010. The facility is 34,800 square feet and the current monthly rent is $31,668.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a "more-likely-than-not" recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for years beginning after December 15, 2006; therefore, the Company has adopted FIN 48 as of January 1, 2007. The Company expects the adoption of this accounting standard will increase the level of disclosure that the Company provides regarding its tax positions. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of March 31, 2007, $22.1 million, or 76% of our investments, had maturities of less than three months. We expect to continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk and we do not believe that a 10% change in interest rates will have a significant impact on our investments or interest income.

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

(b)     Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A: RISK FACTORS

We have a history of losses, may experience future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

We had net income of approximately $0.4 million in the first quarter of fiscal 2007. We incurred net loss of approximately $0.4 million in the first quarter of fiscal 2006. Although we generated a profit in the first quarter of fiscal 2007, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in the first quarter of fiscal 2007, we could find our cash flows to be negative again in the future as we continue to invest in our business. As of March 31, 2007, we had an accumulated deficit of approximately $71.4 million.

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

Our Optical Path Management Solution, or OPMS, products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products, our business will be seriously harmed.

Sales of our OPMS products accounted for over 70% of our revenues in the quarter ended March 31, 2007 and substantially all of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

We depend on a small number of customers for a significant portion of our total revenue and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenue and harm our operating results.

In the quarters ended March 31, 2007 and 2006, our top 10 customers comprised 63.9% and 59.0% of our revenues, respectively. For the three months ended March 31, 2007, three customers accounted for 19.3%, 11.8%, and 11.3% of our total revenues, respectively. For the three months ended March 31, 2006, one customer accounted for 10.7% of our total revenues.

We derive a significant portion of our revenue from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

As of March 31, 2007, we had a total of 43 full-time employees in Sunnyvale, California, 351 full-time employees in Taiwan, and 319 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.7 million and $0.8 million for the quarters ended March 31, 2007 and 2006, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

For the year ended December 31, 2006 and the three months ended March 31, 2007, sales to customers located outside of North America were 30.6% and 34.5% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

___________________

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: May 11, 2007

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 for the Period Ended March 31, 2007

CERTIFICATION

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

    4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)        Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)        Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2007

By: /s/ Peter C. Chang
Peter C. Chang
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 for the Period Ended March 31, 2007

CERTIFICATION

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

    4.        The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)        Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)        Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5.        The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 11, 2007

By: /s/ Anita K. Ho
Anita K. Ho
Corporate Controller and Acting Chief Financial Officer
(Principal Accounting Officer)

Exhibit 32.1

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. §1350

        I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

        (i)        the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2007 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

        (ii)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Peter C. Chang
Peter C. Chang

May 11, 2007

Exhibit 32.2

STATEMENT OF ACTING CHIEF FINANCIAL OFFICER UNDER 18 U.S.C.§1350

        I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

        (i)        the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2007 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

        (ii)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Anita K. Ho
Anita K. Ho

May 11, 2007