Form 10-Q
period 2007-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2007-08-10
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(408) 736-6900

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On August 3, 2007, 40,960,756 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2007	December 31, 2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,366	$4,321
Short-term investments	27,820	26,857
Accounts receivable, net	5,184	4,009
Inventories, net	5,226	4,465
Prepaid expense and other current assets	614	601

Total current assets	43,210	40,253

Property and equipment, net	4,217	4,264
Other assets	178	176

Total assets	$47,605	$44,693

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,873	$2,950
Accrued expenses	2,903	2,815
Current portion of bank loan	96	94

Total current liabilities	6,872	5,859
Other long-term liabilities
Bank loan	491	545
Other long-term liabilities	413	385

Total long term liabilities	904	930

Total liabilities	7,776	6,789

Commitments and contingencies (Note 8)	--	--
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
40,937,256 and 40,540,128 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	41	41
Additional paid-in-capital	110,395	109,793
Accumulated deficit	(70,556)	(71,809)
Accumulated other comprehensive loss	(51)	(121)

Stockholders' equity	39,829	37,904

Total liabilities and stockholders' equity	$47,605	$44,693

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$8,701	$6,252	$15,402	$11,473
Cost of revenues	5,929	4,621	10,531	8,505

Gross profit	2,772	1,631	4,871	2,968

Operating expenses:
Research and development	848	708	1,537	1,467
Sales and marketing	634	555	1,203	1,141
General and administrative	915	720	1,776	1,483

Total operating expenses	2.397	1,983	4,516	4,091

Income (loss) from operations	375	(352)	355	(1,123)
Interest and other income, net	489	371	898	769

Net income (loss)	864	19	1,253	(354)

Net income (loss) per share:
Basic	$0.02	$0.00	$0.03	$(0.01)

Diluted	$0.02	$0.00	$0.03	$(0.01)

Shares used in computing net income (loss) per share:
Basic
	40,825	40,086	40,706	39,930

Diluted
	45,608	43,713	45,489	39,930

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$41	$9	$92	$32
Research and development	17	6	37	20
Sales and marketing	12	4	24	16
General and administrative	33	13	74	41

Total	103	32	227	109

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, excpet share data)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,253	$(354)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation and amortization	578	692
Loss on disposal of property and equipment	52	5
Amortization of stock-based compensation	227	109
Provision (credit) for doubtful accounts and sales returns	(59)	11
Provision for inventory	(357)	420
Changes in assets and liabilities:
Accounts receivable, net	(1,116)	(182)
Inventories	(404)	(989)
Prepaid expenses and other current assets	(13)	19
Accounts payable	923	304
Accrued expenses	88	(103)
Other assets	(2)	--
Other long-term liabilities	28	5

Net cash provided by (used in) operating activities	1,198	(63)

Cash flows from investing activities:
Purchase of short-term investments	(14,816)	(6.612)
Proceeds from sales and maturities of short-term investments	13,864	7,710
Purchase of of property and equipment	(548)	(238)

Net cash (used in) provided by investing activities	(1,500)	860

Cash flows from financing activities:
Proceeds from issurance of common stock under ESPP	276	200
Proceeds from the exercise of common stock options	99	168
Repayment of bank borrowings	(51)	(36)

Net cash provided by financing activities	324	332

Effect of exchange rate changes on cash and cash equivalents	23	(84)

Net increase in cash and cash equivalents	45	1045
Cash and cash equivalents at beginning of period	4,321	2,714

Cash and cash equivalents at end of period	$4,366	$3,759

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Alliance Fiber Optic Products, Inc. (the "Company") was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers. The Company's headquarters are located in Sunnyvale, California, and it has operations in Taiwan and China.

Basis of presentation

The condensed consolidated financial information as of June 30, 2007 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

Our dense wavelength division multiplexing ("DWDM") related products contributed revenues of $3.1 million and $5.2 million for the three and six months ended June 30, 2007, respectively and $2.1 million and $4.2 million for the three and six months ended June 30, 2006, respectively. In the six months ended June 30, 2007 and June 30, 2006, our top 10 customers comprised 61.2% and 56.8% of our revenues, respectively. For the six months ended June 30, 2007 and June 30, 2006, one customer accounted for 21.2% and 12.8% of our revenues, respectively.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159,  "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) --- an interpretation of FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a "more-likely-than-not" recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for years beginning after December 15, 2006; therefore, the Company has adopted FIN 48 as of January 1, 2007. The Company expects the adoption of this accounting standard will increase the level of disclosure that the Company provides regarding its tax positions. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF issue No.06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”).  EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on a revenue-producing transactions between a seller and a customer.  These taxes may include, but are not limited to, sales, use, value added, and some excise taxes.  The Company has historically presented and plans to continue to present on a net basis in the accompanying Consolidated Condensed Statement of Operations and record as a liability until amounts are remitted to the respective taxing authority.  EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted.  The Company adopted EITF 06-3 effective January 1, 2007.  Adoption of this issue had no effect on the consolidated financial statements and related disclosures.

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

Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. The Company does not recognize any tax benefit related to this based on the Company's historical operating performance, lack of taxable income and the accumulated deficit.

As of June 30, 2007, there was $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's various option plans; that cost is expected to be recognized over a period of 2.5 years.

For the three and six months ended June 30, 2007, the fair value of SBP awards were estimated using the Binomial-Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Volatility (percent)*	52.0	36.7	52.0	36.7
Expected term (in years)**	4	4	4	4
Risk free interest rate (percent)***	4.77	5.00	4.70	4.82

Expected dividend rate (percent)	--	--	--	--
Forfeiture rate (percent)****	11	10	11	10
Weighted-average fair value per option granted	N/A	$0.66	$2.21	$0.66

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

N/A: No options were granted during the period.

At June 30, 2007, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. The Board of Directors determined not to increase the number of shares available under the Plan on January 1, 2006 and 2007, respectively. Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company's common stock on the date of grant.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to the stock option activity for the six months ended June 30, 2007:

	Six Months Ended June 30, 2006
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2006	5,046,083	$1.24
Granted	185,500	2,06
Exercised	(153,375)	0.63
Forfeited	(56,250)	1.56
Outstanding at June 30, 2007	5,018,958	$1.29	6.8 Years	$3,983,213
Vested and expected to vest at June 30, 2007	4,969,625	$1.29	6.8 Years	$3,932,133
Exercisable at June 30, 2007	4,570,475	$1.31	6.7 Years	$3,518,854

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended June 30, 2007 and 2006 was $124,000 and $35,000, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was $211,000 and $302,000, respectively.

No options were granted during the quarter ended June 30, 2007. The weighted average grant date fair value of options granted during the quarter ended June 30, 2006 was $21,000.

The expected dividend rate is 0% for both three and six months ended June 30, 2007 and 2006 respectively.

Cash received from option exercises during the six months ended June 30, 2007 and 2006 was $99,000 and $168,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

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

The following information relates to the Plan for the six months ended June 30, 2007:

Additional Information About ESPP
Weighted average fair value per share of purchase	$1.15
Total compensationn expense for ESPP	$123,485
Total amount of cash received from the puchase of ESPP	$276,258
Total intrinsic value of ESPP purchase as June 30, 2007	$224,509

4. Inventories, net (in thousands)

	June 30, 2007	December 31, 2006

Inventories
Finished goods	$ 1,746	$ 1,415
Work-in-process	2,244	1,751
Raw materials	1,236	1,299

	$ 5,226	$ 4,465

5. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans, and the weighted average number of common shares outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator
Net income (loss)	$864	$19	$1,253	$(354)

Denominator:
Shares used in computing net income (loss) per share:
Basic	40,825	40,086	40,706	39,930

Diluted	45,608	43,713	45,489	39,930

Net income (loss) per share:
Basic	$0.02	$0.00	$0.03	$(0.01)

Diluted	$0.02	$0.00	$0.03	$(0.01)

All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net income and loss per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net income and loss per share is as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Options to purchase common stock
s	4,783	4,630

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income or loss and comprehensive income or loss for the Company is due to foreign exchange translations adjustments and unrealized gain on available-for-sale securities.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$864	$19	$1,253	$(354)
Cumulative translation adjustments	62	(1)	59	(24)
Unrealized gain on short-term investments	7	7	10	13

Total comprehensive income (loss)	$933	$25	$1,322	$(365)

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company's consolidated financial position, results of operations and cash flows.

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2012.

The Company's aggregate future minimum facility lease payments are as follows (in thousands):

Six months ending December 31, 2007	$472
Years ending December 31:
2008	930
2009	563
2010	333
2011	94
2012	40

Total	$2,432

Letter of Credit:

The Company had a letter of credit of $0.4 million outstanding as of June 30, 2007. The letter of credit is collateralized by short-term investments of $0.4 million.

9. Bank Loan

In November 2004, the Company entered into a ten-year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan's prime rate for the remaining years. The loan is secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of June 30, 2007.

Payments due under our bank loan as of June 30, 2007 are as follows (in thousands):

Years ending December 31,
2007	$56
2008	112
2009	112
2010	89
2011	77
2012 and after	200

Total payment	646
Less: Amounts representing interest	(59)

Present value of net remaining payments	587
Less: current portion	(96)

Long-term portion	$491

10. Related Party Transactions

As of June 30, 2007, Foxconn Holding Limited was a holder of 19.5% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.3 million and $0.4 million for the three and six months ended June 30, 2007, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $0.7 million and $1.3 million for the three and six months ended June 30, 2007, respectively. Amounts due from Hon Hai Precision Company Limited were $0.2 million at June 30, 2007. Amounts due to Hon Hai Precision Company Limited were $0.5 million at June 30, 2007.

11. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
North America	$4,970	$4,387	$9,364	$8,219
Europe	$770	$502	$1,150	$806
Asia	2,961	1,363	4,888	2.448

	$8,701	$6,252	$15,402	$11,473

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Optical path mulitplexing solution	$5,571	$4,175	$10,233	$7,311
Dense wavelength division multiplexer	3,130	2,077	5,169	4,162

	$8,701	$6,252	$15,402	$11,473

	June 30, 2007	June 30, 2006
Property and Equipment
United States	$124	$144
Taiwan	2,875	3,015
China	1,218	1,105

	$4,217	$4,264

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, net operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, exposure to interest rate or currency fluctuation, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our plans for a reverse stock split, our employee relations, the adequacy of our internal controls, the effect of recent and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, “Risk Factors.”  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases pursuant to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year.

Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2007 was $0.1 million and $0.2 million, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of June 30, 2007, total unrecognized compensation costs related to unnvested stock options was $0.9 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.50 years.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

From our inception through June 30, 2007, we derived a substantial portion of our revenues from our OPMS product line, although revenues from our DWDM product line have increased as a percentage of revenues in the last two years. Revenues from our DWDM products represented 36.0% and 33.2% of total revenues for the three months ended June 30, 2007 and 2006, respectively, and 33.6% and 36.2% of total revenues for the six months ended June 30, 2007 and 2006, respectively. We market and sell our products predominantly through our direct sales force. One customer accounted for 22.6% and 14.5% of our total revenues for the three months ended June 30, 2007 and 2006, respectively.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.1	73.9	68.4	74.1

Gross profit	31.9	26.1	31.6	25.9

Operating expenses:
Research and development:	9.7	11.3	10.0	12.8
Sales and marketing:	7.3	8.9	7.8	10.0
General and administrative	10.5	11.5	11.5	12.9

Total operating expenses	27.5	31.7	29.3	35.7

Income (loss) from operations	4.4	(5.6)	2.3	(9.8)
Interest and other income, net	5.6	5.9	5.8	6.7

Net income (loss)	10.0%	0.3%	8.1%	(3.1%)

Revenues. Revenues were $8.7 million and $6.3 million for the three months ended June 30, 2007 and 2006, respectively. Revenues increased 39.2% in the quarter ended June 30, 2007 from the same period in 2006, as a result of a broad base increase in demand from our customers, especially for Datacenter related products from our Premise Market customers. Revenues were $15.4 million and $11.5 million for the six months ended June 30, 2007 and 2006, respectively. Revenues increased 34.2% in the six months ended June 30, 2007 from the same period in 2006, primarily as a result of increases in sales for Fiber to the Home (FTTH) related products, increases in Datacenter related products from our Premise Market customers, and some general increase in demand from improved market conditions in the overall communications market.

Cost of Revenues. Cost of revenues was $5.9 million and $4.6 million for the three months ended June 30, 2007 and 2006, respectively. Cost of revenues as a percentage of revenues decreased to 68.1% for the three months ended June 30, 2007 from 73.9% for the three months ended June 30, 2006. Cost of revenues was $10.5 million and $8.5 million for the six months ended June 30, 2007 and 2006, respectively. Cost of revenues as a percentage of revenues decreased to 68.4% for the six months ended June 30, 2007 from 74.1% for the six months ended June 30, 2006. Cost of revenues for the period ended June 30, 2007 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products.

Gross Profit. Gross profit increased to $2.8 million, or 31.9% of revenues, for the three months ended June 30, 2007 from $1.6 million, or 26.1% of revenues, for the same period in 2006. Gross profit increased to $4.9 million, or 31.6% of revenues, for the six months ended June 30, 2007 from $3.0 million, or 25.9% of revenues, for the same period in 2006. For the period ended June 30, 2007, higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin. We expect our gross profit as a percentage of revenues continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption

Research and Development Expenses. Research and development expenses increased to $0.8 million for the three months ended June 30, 2007 from $0.7 million for the same period in 2006. The increase was primarily due to expenses for Passive Fiber Optic Components (PFOC) related tests, shipment of new samples, and for new product development. Research and development expenses remained at $1.5 million for the six months ended June 30, 2007 and for the same period in 2006. As a percentage of revenues, research and development expenses decreased to 9.7% in the three months ended June 30, 2007 from 11.3% for the same period in 2006. As a percentage of revenues, research and development expenses decreased to 10.0% in the six months ended June 30, 2007 from 12.8% for the same period in 2006. We expect research and development expenses on our product development efforts to increase slightly in the near term as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended June 30, 2007 and for the same period in 2006. Sales and marketing expenses increased to $1.2 million for the six months ended June 30, 2007 from $1.1 million for the same period in 2006. As a percentage of revenues, sales and marketing expenses decreased to 7.3% in the three months ended June 30, 2007 from 8.9% for the same period in 2006. As a percentage of revenues, sales and marketing expenses decreased to 7.8% in the six months ended June 30, 2007 from 10.0% for the same period in 2006. We expect sales and marketing expenses to decline slightly in the next two quarters as a result of fewer trade show activities and revenue growth.

General and Administrative Expenses. General and administrative expenses increased to $0.9 million for the three months ended June 30, 2007 from $0.7 million for the same period in 2006. The increase was primarily due to higher legal and audit fees and accrued year-end bonuses. General and administrative expenses increased to $1.8 million for the six months ended June 30, 2007 from $1.5 million for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 10.5% in the three months ended June 30, 2007 from 11.5% for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 11.5% in the six months ended June 30, 2007 from 12.9% for the same period in 2006. We expect general and administrative expenses will increase due to higher fees and costs associated with compliance with laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

Stock-Based Compensation. Total stock based compensation increased to $0.1 million for the three months ended June 30, 2007 from $0.03 million for the same period in 2006. Total stock based compensation increased to $0.2 million for the six months ended June 30, 2007 from $0.1 million for the same period in 2006. These increases were due to higher volatility rate projected for the year of 2007.

Interest and Other Income, Net. Interest and other income, net, was $0.5 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. Interest and other income, net, was $0.9 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $4.4 million and short-term investments of $27.8 million.

Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2007. Net cash provided by operating activities was primarily due to net income of $1.3 million, an increase in accounts payable of $0.9 million, and total depreciation and amortization expenses of $0.8 million, which was offset by a $1.2 million increase in accounts receivable, a $0.4 million decreased in inventory provision and a $0.4 million increase in inventory. Net cash used in operating activities was $0.06 million for the six months ended June 30, 2006, and was primarily due to a net loss of $0.4 million, which was offset by total depreciation and amortization expenses of $0.8 million and $0.4 million of inventory provision. Accounts receivable increased by $0.2 million and accounts payable increased by $0.3 million offset by a $1.0 million increase in inventory and a $0.1 million decrease in accrued expenses.

Cash used in investing activities was $1.5 million for the six months ended June 30, 2007. In the six months ended June 30, 2007, we spent a net $1.0 million for the purchase of short-term securities, and we used $0.5 million to acquire property and equipment. Net cash provided by investing activities was $0.9 million for the six months ended June 30, 2006. This resulted from $1.1 million in net proceeds from sales of short-term investments offset by $0.2 million spending on equipment purchases.

Cash provided by financing activities was $0.3 million for the six months ended June 30, 2007 and 2006, respectively, resulting from proceeds from exercise of options to purchase common stock and common stock issued through our Employee Stock Purchase Plan. Cash used in financing activities was $0.05 million and $0.04 million for the six months ended June 30, 2007 and 2006, respectively, and was used for repayment of bank borrowings.

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

Contractual Obligations

Our corporate headquarters are in Sunnyvale, California where we lease the facilities from a third party. The lease has a six-year term commencing on July 22, 2004. The facility is 34,800 square feet and the current monthly rent is approximately $32,000.

In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. Additionally, in February 2006, we entered into a lease for a total of 21,600 square feet facility located in Hu-Kou, Taiwan. This lease will expire in January 2009.

In July 2007, we renewed the lease for our 62,000 square foot facility in the Shenzhen area of China, which will expire in July 2012. Additionally, in February 2007, we entered into a new lease for an 8,200 square feet dormitory in Shenzhen, which lease will expire in January 2012.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of June 30, 2007, $23.7 million, or 85% of our investments, had maturities of less than three months. We expect to continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk and we do not believe that a 10% change in interest rates will have a significant impact on our investments or interest income

Exchange Rate Sensitivity

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

We had net income of approximately $0.9 million and $0.02 million the second quarter of fiscal 2007 and 2006, respectively. Although we generated a profit in the second quarter, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in the second quarter of fiscal 2007, we could find our cash flows to be negative again in the future as we continue to invest in our business. As of June 30, 2007, we had an accumulated deficit of approximately $70.6 million.

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

Sales of our OPMS products accounted for over 64.0% of our revenues in the quarter ended June 30, 2007 and a substantially portion of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

We depend on a small number of customers for a significant portion of our total revenue and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenue and harm our operating results.

In the quarters ended June 30, 2007 and 2006, our top 10 customers comprised 61.2% and 56.8% of our revenues, respectively. One customer accounted for 22.6% and 14.5% of our total revenues for the three months ended June 30, 2007 and 2006, respectively.

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

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include JDS Uniphase Corp., Oplink Communications Inc., Stratos International, Inc., Corning Incorporation, and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

As of June 30, 2007, we had a total of 43 full-time employees in Sunnyvale, California, 372 full-time employees in Taiwan, and 296 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.8 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively. Our total research and development expenses were approximately $1.5 million for the six months ended June 30, 2007 and 2006, respectively. We expect that our research and development expense may increase in the second half of 2007 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

If we are unable to develop new products and product enhancements that achieve market acceptance, sales of our fiber optic components could decline, which could reduce our revenues.

The communications industry is characterized by continued changing technology, frequent new product introductions, changes in customer requirements, evolving industry standards and, more recently, significant variations in customer demand. Our future success depends on our ability to anticipate market needs and develop products that address those needs. As a result, our products could quickly become obsolete if we fail to predict market needs accurately or develop new products or product enhancements in a timely manner. Our failure to predict market needs accurately or to develop new products or product enhancements in a timely manner will harm market acceptance and sales of our products. If the development or enhancement of these products or any other future products takes longer than we anticipate, or if we are unable to introduce these products to market, our sales will not increase. Even if we are able to develop and commercially introduce them, these new products may not achieve the widespread market acceptance necessary to provide an adequate return on our investment.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls by December 31, 2007, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2008. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. As a result of adopting Statement No. 123(R), on January 1, 2006, the Company's income before income tax and net income for the year ended December 31, 2006 was $657,000, or $298,000 lower than if it had continued to account for share-based compensation under APB Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the year ended December 31, 2006. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

For the three and six months ended June 30, 2007, sales to customers located outside of North America were 42.9% and 39.2% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

Because our manufacturing operations are located in active earthquake fault zones in Taiwan, and our Taiwan location is susceptible to the effects of a typhoon, we face the risk that a natural disaster could limit our ability to supply products.

Two of our primary manufacturing operations are located in Tu-Cheng City, Taiwan, and Hu-Kou City, Taiwan, each an active earthquake fault zone. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 18, 2007, we held our 2007 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

     (a)       Election of Class I directors:

	For	Withheld

Peter C. Chang	29,971,782 shares	320,208 shares

Richard Black	29,521,393 shares	770,597 shares

     (b)        Ratification of the appointment of Stonefield Josephson, Inc. as independent registered public accountants of the Company for the 2007 fiscal year:

For	Against	Abstain

30,208,972 shares	70,878 shares	12,139 shares

       Other directors whose term of office as a director continued after the annual meeting were Gwong-Yih Lee, James Yeh and Ray Sun.

ITEM 6: EXHIBITS

Exhibits

Exhibit Number	Title
31.1	Rule 13a-14(a) certification of Chief Executive Office

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer

32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

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

      Dated: August 10, 2007

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer and Corporate Controller
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended June 30, 2007

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

Date: August 10, 2007

By: /s/ Peter C. Chang
Peter C. Chang
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended June 30, 2007

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

Date: August 10, 2007

By: /s/ Anita K.Ho
Anita K. Ho
Acting Chief Financial Officer
(Principal Accounting Officer)

Exhibit 32.1

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. §1350

        I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

        (i)        the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2007 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

        (ii)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Peter C. Chang
Peter C. Chang

August 10, 2007

Exhibit 32.2

STATEMENT OF ACTING CHIEF FINANCIAL OFFICER UNDER 18 U.S.C.§1350

        I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

        (i)        the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2007 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

        (ii)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By /s/ Anita K. Ho
Anita K. Ho

August 10, 2007