Form 10-Q
period 2007-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2007-11-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On November 2, 2007, 41,092,335 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

i

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2007	December 31, 2006
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,256	$4,321
Short-term investments	29,195	26,857
Accounts receivable, net	5,208	4,009
Inventories, net	4,507	4,465
Prepaid expense and other current assets	812	601

Total current assets	44,978	40,253

Property and equipment, net	4,141	4,264
Other assets	282	176

Total assets	$49,401	$44,693

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,665	$2,950
Accrued expenses	3,341	2,815
Current portion of bank loans	130	94

Total current liabilities	7,136	5,859
Other long-term liabilities
Bank loans	587	545
Other long-term liabilities	431	385

Total long term liabilities	1,018	930

Total liabilities	8,154	6,789

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
41,011,006 and 40,540,128 shares issued and outstanding at
September 30, 2007 and December 31, 2006, respectively	41	41
Additional paid-in-capital	110,549	109,793
Accumulated deficit	(69,491)	(71,809)
Accumulated other comprehensive income (loss)	148	(121)

Stockholders' equity	41,247	37,904

Total liabilities and stockholders' equity	$49,401	$44,693

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$9,170	$7,573	$24,572	$19,046
Cost of revenues	6,291	5,402	16,822	13,907

Gross profit	2,879	2,171	7,750	5,139

Operating expenses:
Research and development	876	815	2,413	2,282
Sales and marketing	556	543	1,759	1,684
General and administrative	817	789	2,593	2,272

Total operating expenses	2,249	2,147	6,765	6,238

Income (loss) from operations	630	24	985	(1,099)
Interest and other income, net	435	334	1,333	1,103

Net income	$1,065	$358	$2,318	$4

Net income per share:
Basic	$0.03	$0.01	$0.06	$0.00

Diluted	$0.02	$0.01	$0.05	$0.00

Shares used in computing net income per share:
Basic
	40,980	40,205	40,799	40,023

Diluted	44,929	43,728	44,747	43,545

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$29	$33	$121	$65
Research and development	13	17	50	38
Sales and marketing	9	6	33	22
General and administrative	40	27	114	67

Total	$91	$83	$318	$192

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, excpet share data)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net Income	$2,318	$4
Adjustments to reconcile net income to net cash used
in operating activities:
Depreciation and amortization	868	993
Loss on disposal of property and equipment	53	34
Amortization of stock-based compensation	318	192
Provision for doubtful accounts and sales returns	(59)	67
Provision for inventory obsolescence	(352)	384
Changes in assets and liabilities:
Accounts receivable	(1,140)	(369)
Inventories	310	(1,526)
Prepaid expenses	(211)	(166)
Accounts payable	715	817
Accrued expenses	526	177
Other assets	(106)	(46)
Other long-term liabilities	44	3

Net cash provided by operating activities	3,284	564

Cash flows from investing activities:
Purchase of short-term investments	(15,803)	(10,693)
Proceeds from sales and maturities of short-term investments	13,486	11,465
Purchase of of property and equipment	(728)	(496)

Net cash (used in) provided by investing activities	(3,045)	276

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	276	200
Proceeds from the exercise of common stock options	162	194
Proceeds of bank borrowings	150	--
Repayment of bank borrowings	(78)	(54)

Net cash provided by financing activities	510	340

Effect of exchange rate changes on cash and cash equivalents	186	(10)

Net increase in cash and cash equivalents	935	1,170
Cash and cash equivalents at beginning of period	4,321	2,714

Cash and cash equivalents at end of period	$5,256	$3,884

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

Basis of presentation

The condensed consolidated financial information as of September 30, 2007 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

The Company's dense wavelength division multiplexing ("DWDM") related products contributed revenues of $3.0 million and $8.2 million for the three and nine months ended September 30, 2007, respectively and $2.9 million and $7.0 million for the three and nine months ended September 30, 2006, respectively. In the nine months ended September 30, 2007 and September 30, 2006, the Company's top 10 customers comprised 54.5% and 58.1% of its revenues, respectively. For the nine months ended September 30, 2007 and September 30, 2006, one customer accounted for 18.2% and 13.4% of revenues, respectively.

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) - an interpretation of FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a "more-likely-than-not" recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings. FIN 48 is effective for years beginning after December 15, 2006; therefore, the Company has adopted FIN 48 as of January 1, 2007. The Company expects the adoption of this accounting standard will increase the level of disclosure that the Company provides regarding its tax positions. The adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In June 2006, the Emerging Issues Task Force ("EITF") issued EITF issue No.06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-03"). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on a revenue-producing transactions between a seller and a customer. These taxes may include, but are not limited to, sales, use, value added, and some excise taxes. The Company has historically presented and plans to continue to present on a net basis in the accompanying Condensed Consolidated Statement of Operations and record as a liability until amounts are remitted to the respective taxing authority. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company adopted EITF 06-3 effective January 1, 2007. Adoption of this issue had no effect on the consolidated financial statements and related disclosures.

3. Stock-based Compensation

The Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, "Statement No. 123(R)") on January 1, 2006. This statement establishs accounting for share-based payment ("SBP") awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

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

As of September 30, 2007, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's various option plans; that cost is expected to be recognized over a period of 2.25 years.

For the three and nine months ended September 30, 2007, the fair value of SBP awards were estimated using the Binomial-Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Volatility (percent)*	52.0	36.7	52.0	36.7
Expected term (in years)**	4	4	4	4
Risk-free interest rate (percent)***	4.30	4.74	4.57	4.80
Expected dividend rate (percent)	--	--	--	--
Forfeiture rate (percent)****	11	10	11	10
Weighted-average fair value per option
granted	$ 2.20	$ 0.71	$ 2.13	$ 0.71

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

At September 30, 2007, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to the stock option activity for the nine months ended September 30, 2007:

	Nine Months Ended September 30, 2007
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,046,083	$1.24
Granted	375,500	$2.13
Exercised	(230,125)	$0.71
Forfeited	(65,500)	$1.55
Outstanding at September 30, 2007	5,125,958	$1.33	6.7 Years	$2,839,458
Vested and expected to vest at September 30, 2007	5,069,398	$1.32	6.7 Years	$2,814,495
Exercisable at September 30, 2007	6,057,621	$1.31	6.5 Years	$2,612,515

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended September 30, 2007 and 2006 was $75,000 and $25,000, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006 was $286,000 and $327,000, respectively.

The weighted average grant date fair value of options granted during the quarter ended September 30, 2007 was $419,000. No options were granted during the quarter ended September 30, 2006. The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $801,000. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $133,000.

The expected dividend rate is 0% for all periods.

Cash received from option exercises during the three and nine months ended September 30, 2007 was $63,000 and $162,000, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

4. Inventories, net (in thousands)

	September 30, 2007	December 31, 2006

Inventories
Finished goods	$ 1,553	$ 1,415
Work-in-process	1,872	1,751
Raw materials	1,082	1,299

Total	$ 4,507	$ 4,465

5. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans, and the weighted average number of common shares outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$1,065	$358	$2,318	$4

Denominator:
Shares used in computing net income per share:

Basic	40,980	40,205	40,799	40,023

Diluted	44,929	43,728	44,747	43,545

Net income per share:
Basic	$0.03	$0.01	$0.06	$0.00

Diluted	$0.02	$0.01	$0.05	$0.00

All outstanding stock options and shares subject to repurchase by the Company have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive for all periods presented. The total number of shares excluded from the calculation of diluted net income share is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Options to purchase common stock and	3,949	1,002

6. Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company is due to foreign exchange translations adjustments and unrealized gain on available-for-sale securities.

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$1,065	$358	$2,318	$4
Cumulative translation adjustments	189	42	248	18
Unrealized gain on short-term investments	11	9	21	22

Total comprehensive income	$1,265	$409	$2,587	$44

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, " Accounting for Uncertainty in Income Taxes" on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company's consolidated financial position, results of operations and cash flows.

8 . Commitments and Contingencies

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2012.

The Company's aggregate future minimum facility lease payments are as follows (in thousands):

Three months ending December 31, 2007	$238
Years ending December 31:
2008	918
2009	550
2010	335
2011	95
2012	41

Total	$2,177

Letter of Credit:

The Company had a letter of credit of $0.4 million outstanding as of September 30, 2007. The letter of credit is collateralized by short-term investments of $0.4 million.

8. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million with a lender in Taiwan. The loan has a fixed interest rate of 2.3% for the first year after which the loan has a variable interest rate equal to Taiwan's prime rate for the remaining years. The loan is secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of September 30, 2007.

In September 2007, the Company also entered into two additional equipment loans of $0.2 million for 3 years and 5 years with a lender in Taiwan. The loans have a fixed interest rate of 3.6%.

Payments due under the bank loans as of September 30, 2007 are as follows (in thousands):

Years ending December 31,
2007	38
2008	151
2009	151
2010	124
2011	103
2012	96
2013 and after	124

Total payment	787
Less: Amounts representing interest	(70)

Present value of net remaining payments	717
Less: current portion	(130)

Long-term portion	$587

9. Related Party Transactions

As of September 30, 2007, Foxconn Holding Limited was a holder of 19.5% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.3 million and $0.7 million for the three and nine months ended September 30, 2007. Purchases of raw materials from Hon Hai Precision Company Limited were $0.1 million and $0.3 million for the three and nine months ended September 30, 2007. Amounts due from Hon Hai Precision Company Limited were $0.2 million at September 30, 2007. Amounts due to Hon Hai Precision Company Limited were $0.1 million at September 30, 2007.

10. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated from geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
North America	$5,536	$5,393	$14,900	$13,613
Europe	733	453	1,883	1,258
Asia	2,901	1,727	7,789	4,175

Total	$9,170	$7,573	$24,572	$19,046

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Optical path mulitplexing solution	$6,180	$4,699	$16,413	$12,010
Dense wavelength division multiplexer	2,990	2,874	8,159	7,036

Total	$9,170	$7,573	$24,572	$19,046

	September 30, 2007	December 31, 2006
Property and Equipment
United States	$100	$144
Taiwan	2,753	3,015
China	1,288	1,105

Total	$4,141	$4,264

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, net operating losses, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, exposure to interest rate or currency fluctuation, anticipated working capital and capital expenditures, reliance on our OPMS products, our cash flow, trends in average selling prices, our reliance on the commercial success of our DWDM-related products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, "Risk Factors." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2006.

The following discussion should also be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto.

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

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2007 was $91,000 and $318,000, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of September 30, 2007, total unrecognized compensation costs related to unnvested stock options was $0.8 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.25 years.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, for the year ended December 31, 2006.

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

From our inception through September 30, 2007, we derived a substantial portion of our revenues from our OPMS product line, although revenues from our DWDM product line have increased in recent years as a percentage of total sales. Revenues from our DWDM products represented 32.6% and 38.0% of total revenues for the three months ended September 30, 2007 and 2006, respectively, and 33.2% and 36.9% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.6	71.3	68.5	73.0

Gross profit	31.4	28.7	31.5	27.0

Operating expenses:
Research and development:	9.5	10.8	9.8	12.0
Sales and marketing:	6.1	7.2	7.2	8.9
General and administrative	8.9	10.4	10.5	11.9

Total operating expenses	24.5	28.4	27.5	32.8

Income (loss) from operations	6.9	0.3	4.0	(5.8)
Interest and other income, net	4.7	4.4	5.4	5.8

Net income	11.6%	4.7%	9.4%	0.0%

Revenues. Revenues were $9.2 million and $7.6 million for the three months ended September 30, 2007 and 2006, respectively. Revenues increased 21.1% in the quarter ended September 30, 2007 from the same period in 2006, as a result of an increase in demand from a broad base of our customers, especially for datacenter related products from our Premise Market customers. Revenues were $24.6 million and $19.0 million for the nine months ended September 30, 2007 and 2006, respectively. Revenues increased 29.5% in the nine months ended September 30, 2007 from the same period in 2006, primarily as a result of increases in sales for Fiber to the Home (FTTH) related products, increases in datacenter related products from our Premise Market customers, and some general increase in demand from improved market conditions in the overall communications market.

Cost of Revenues. Cost of revenues was $6.3 million and $5.4 million for the three months ended September 30, 2007 and 2006, respectively. Cost of revenues as a percentage of revenues decreased to 68.6% for the three months ended September 30, 2007 from 71.3% for the three months ended September 30, 2006. Cost of revenues was $16.8 million and $13.9 million for the nine months ended September 30, 2007 and 2006, respectively. Cost of revenues as a percentage of revenues decreased to 68.5% for the nine months ended September 30, 2007 from 73.0% for the nine months ended September 30, 2006. Cost of revenues for the period ended September 30, 2007 benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products.

Gross Profit. Gross profit increased to $2.9 million, or 31.4% of revenues, for the three months ended September 30, 2007 from $2.2 million, or 28.7% of revenues, for the same period in 2006. Gross profit increased to $7.8 million, or 31.5% of revenues, for the nine months ended September 30, 2007 from $5.1 million, or 27.0% of revenues, for the same period in 2006. For the period ended September 30, 2007, higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin. We expect our gross profit as a percentage of revenues continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, our average selling prices are declining, which will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses increased to $0.9 million for the three months ended September 30, 2007 from $0.8 million for the same period in 2006. The increase was primarily due to expenses for Passive Fiber Optic Components (PFOC) related tests, shipment of new samples, and for new product development. Research and development expenses increased to $2.4 million for the nine months ended September 30, 2007 from $2.3 million for the same period in 2006. As a percentage of revenues, research and development expenses decreased to 9.5% in the three months ended September 30, 2007 from 10.8% for the same period in 2006. As a percentage of revenues, research and development expenses decreased to 9.8% in the nine months ended September 30, 2007 from 12.0% for the same period in 2006. We expect research and development expenses on our product development efforts to increase in the near term as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses increased to $0.6 million for the three months ended September 30, 2007 from $0.5 for the same period in 2006. Sales and marketing expenses increased to $1.8 million for the nine months ended September 30, 2007 from $1.7 for the same period in 2006. As a percentage of revenues, sales and marketing expenses decreased to 6.1% in the three months ended September 30, 2007 from 7.2% for the same period in 2006. As a percentage of revenues, sales and marketing expenses decreased to 7.2% in the nine months ended September 30, 2007 from 8.9% for the same period in 2006. We expect sales and marketing expenses to remain the same in the near term.

General and Administrative Expenses. General and administrative expenses remained at $0.8 million for the three months ended September 30, 2007 and for the same period in 2006. General and administrative expenses increased to $2.6 million for the nine months ended September 30, 2007 from $2.3 million for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 8.9% in the three months ended September 30, 2007 from 10.4% for the same period in 2006. As a percentage of revenues, general and administrative expenses decreased to 10.5% in the nine months ended September 30, 2007 from 11.9% for the same period in 2006. We expect general and administrative expenses will increase due to higher fees and costs associated with compliance with new laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

Stock-Based Compensation. Total stock based compensation increased to $91,000 for the three months ended September 30, 2007 from $83,000 for the same period in 2006. Total stock based compensation increased to $318,000 for the nine months ended September 30, 2007 from $192,000 for the same period in 2006. These increases were due to the higher volatility rate we projected for the 2007 fiscal year.

Interest and Other Income, Net. Interest and other income, net, was $0.4 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively. Interest and other income, net, was $1.3 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest and other income reflects the growth in interest-earning assets and partially offset by cumulative exchange losses.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $5.3 million and short-term investments of $29.2 million.

Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2007. Net cash provided by operating activities was primarily due to net income of $2.3 million, an increase in accounts payable of $0.7 million, an increase in accrued expense of $0.5 million, and total depreciation and amortization expenses of $1.2 million, which was offset by a $1.1 million increase in accounts receivable, a $0.4 million decreased in inventory provision and a $0.3 million decrease in inventory. Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2006. The cash provided was primarily due to depreciation expenses of $1.0 million and a $0.4 million inventory provision, which was partially offset by $1.5 million increase in inventory. Accounts receivable increased by $0.3 million and prepaid expenses and other assets increased by $0.2 million, offset by a $0.8 million increase in accounts payable and a $0.2 million increase in accrued expenses.

Cash used in investing activities was $3.0 million for the nine months ended September 30, 2007. In the nine months ended September 30, 2007, we spent a net $2.3 million for the purchase of short-term securities, and we used $0.7 million to acquire property and equipment. Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2006. This resulted from $0.8 million in net proceeds from sales of short-term investments offset by $0.5 million of spending on equipment.

Cash provided by financing activities was $0.5 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively, and was comprised of proceeds from exercise of options to purchase common stock and common stock issued through our Employee Stock Purchase Plan. Cash provided for the nine months ended September 30, 2007 also included net proceeds from borrowings under an equipment loan of $0.2 million offset by repayment of bank borrowings.

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

Contractual Obligations

Our corporate headquarters are in Sunnyvale, California, where we lease a 34,800 square foot facility from a third party for a current month rent of approximately $32,000. The lease has a six-year term commencing on July 22, 2004.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

We currently maintain our funds primarily in money market funds and highly liquid marketable securities. We do not have any derivative financial instruments. As of September 30, 2007, $2.8 million, or 8.7% of our investments, had maturities of less than three months. We expect to continue to invest a significant portion of our existing cash in interest bearing, investment grade securities, with maturities of less than 12 months pending their need for other uses. We do not believe that our investments, in the aggregate, have significant exposure to interest rate risk and we do not believe that a 10% change in interest rates at September 30, 2007 would have a significant impact on our investments or interest income.

Exchange Rate Sensitivity

We currently have operations in the United States, Taiwan and China. The functional currency of our subsidiaries in Taiwan and China are the local currencies, and we are subject to foreign currency exchange rate fluctuations associated with the translation to United States dollars. Though some expenses are incurred by our Taiwan and China operations, substantially all of our sales are made in United States dollars; hence, we have minimal exposure to foreign currency rate fluctuations relating to sales transactions. We do not believe that a hypothetical change of 10% in the foreign currency exchange rates in effect at September 30, 2007 would have a material impact on our financial results.

While we expect our international revenues to continue to be denominated predominately in United States dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. In addition, we plan to continue to expand our overseas operations. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the United States dollar. We periodically analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

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

We had net income of approximately $1.1 million and $0.4 million the third quarter of fiscal 2007 and 2006, respectively. Although we generated a profit in the third quarter, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in the third quarter of fiscal 2007, we could find our cash flows to be negative again in the future as we continue to invest in our business. As of September 30, 2007, we had an accumulated deficit of approximately $69.5 million.

Although we continue to experience fluctuating demand for our products, we have recently experienced increasing demand for our products. If this continues, we expect we will incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding our direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to achieve and sustain profitability on a quarterly or an annual basis.

Our Optical Path Management Solution or OPMS products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our DWDM-related products, our business will be seriously harmed.

Sales of our OPMS products accounted for over 67.4% of our revenues in the quarter ended September 30, 2007 and a substantial portion of our historical revenues. We expect to substantially depend on these products for our near-term revenues. Any significant decline in the price of, or demand for, our OPMS products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our DWDM-related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our DWDM-related products, our revenues may decline and we may have to write-off inventory that is currently on our books.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended September 30, 2007 and 2006, our top 10 customers comprised 51.8% and 63.1% of our revenues, respectively. One customer accounted for 13.3% of our total revenues for the three months ended September 30, 2007. Two customers accounted for 14.5% and 11.4%, respectively, of our total revenues for the three months ended September 30, 2006.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in products sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU countries have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort to planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience the following consequences: loss of revenue, damaged reputation, diversion of resources, monetary penalties, and legal action.

The market for fiber optic components is increasingly competitive, and if we are unable to compete successfully our revenues could decline.

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include JDS Uniphase Corp., Oplink Communications Inc., Stratos International, Inc., Corning Incorporated, and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has recently experienced significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

We rapidly expanded our operations domestically and internationally in the final two quarters of 2000. We had to carefully manage and re-evaluate this expansion given the sudden and dramatic downturn in demand for our products experienced in 2001 and 2002. Additionally, we implemented a reduction in force to reduce employees during the second, third and fourth quarters of 2002 to match our operations to this decreased demand for our products. As of September 30, 2007, we had a total of 43 full-time employees in Sunnyvale, California, 395 full-time employees in Taiwan, and 288 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.9 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively. Our total research and development expenses were approximately $2.4 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. We expect that our research and development expense may increase in the last quarter of 2007 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls by December 31, 2007, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our fiscal year ending December 31, 2008. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

In the communications industry, service providers and optical systems manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. This process may range from three to nine months and sometimes longer. Once they decide to use a particular supplier's product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that customer until at least the adoption of a future redesigned system. Even then, many customers may be reluctant to incorporate entirely new products into their new systems, as this could involve significant additional redesign efforts. If we fail to achieve design-in wins in our potential customers' qualification processes, we will lose the opportunity for significant sales to those customers for a lengthy period of time.

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

The occurrence of any one or more of the foregoing factors could cause our net income to decrease.

The market for fiber optic components is new and unpredictable, characterized by rapid technological changes, evolving industry standards, and significant changes in customer demand, which could result in decreased demand for our products, erosion of average selling prices, and could negatively impact our revenues.

The market for fiber optic components is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a different approach, such as optical networks. Our success in generating revenues in this emerging market will depend on:

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

For the three and nine months ended September 30, 2007, sales to customers located outside of North America were 39.6% and 39.4% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

Because our manufacturing operations are located in active earthquake fault zones in Taiwan, and our Taiwan location is susceptible to the effects of a typhoon, we face the risk that a natural disaster could limit our ability to supply products.

Two of our primary manufacturing operations are located in Tu-Cheng City, Taiwan, and Hu-Kou City, Taiwan, each, an active earthquake fault zone. These regions have experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 6: EXHIBITS

Exhibits

Exhibit
Number Title

31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

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

Dated: November 13, 2007

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho

Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended September 30, 2007

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

Date: November 13, 2007

By /s/Peter C. Chang

Peter C. Chang
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended September 30, 2007

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

Date: November 13, 2007

By /s/Anita K. Ho
Anita K. Ho

Acting Chief Financial Officer
(Principal Accounting Officer)

Exhibit 32.1

Statement of Chief EXECUTIVE Officer under 18 U.S.C. § 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2007 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Peter C. Chang

          Peter C. Chang

          November 13, 2007

Exhibit 32.2

Statement of Acting Chief FINANCIAL Officer under 18 U.S.C.§ 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2007 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/Anita K. Ho

          Anita K. Ho

          November 13, 2007