Form 10-K
period 2007-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2008-03-24
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to___________

Commission File Number: 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0554122
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

275 Gibraltar Drive, Sunnyvale, CA 94089
(Address of principal executive offices)
Issuer's telephone number: (408) 736-6900

Securities registered pursuant to Section 12(b) of the Act:

                                                 Title of each class                                             Name of each exchange on which registered

Common Stock, par value $0.001 per share                         The Nasdaq Stock Market LLC

Series A Participating Preferred Stock Purchase Rights                              The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ]     No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                            Accelerated filer [ ]                                                        Non-accelerated filer [ ]                                              Smaller reporting company [X]

                                                                                                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]      No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 29, 2007) was approximately $55,575,208

As of March 7, 2008 there were 41,428,420 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11,12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2008 Annual Meeting of Stockholders to be held on May 16, 2008.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2007 FORM 10-K

i

PART I

Item 1. Business

When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, net and operating losses, profitability, the amount and mix of anticipated investments, exposure to interest or exchange rate changes , expenditures and expenses, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our expectations regarding the impact of accounting changes, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, our employee relations, the adequacy of our internal controls, the potential effect of recent accounting pronouncements and our critical accounting policies and estimates. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected . These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A - Risk Factors, below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw materials , loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the state of the capital markets. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

All references to "Alliance Fiber Optic Products," "AFOP," "we," "us," "our" or the "Company" mean Alliance Fiber Optic Products, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

AFOP, OPIS and SPECTRAMUX are our trademarks. We may also refer to trademarks of other corporations and organizations in this document.

Overview

Alliance Fiber Optic Products designs, manufactures and markets a broad range of high-performance fiber optic components, and integrated modules incorporating these components, for leading and emerging communications equipment manufacturers and service providers. We offer a broad range of products including interconnect devices that are used to connect optical fibers and components, couplers and splitters that are used to divide and combine optical power, and dense wavelength division multiplexing, or DWDM, devices that separate and combine multiple specific wavelengths. Our emphasis on design for manufacturing and our comprehensive manufacturing expertise enable us to produce our products efficiently, with high quality, and in volume quantities. Our product scope and ability to integrate our components into optical modules enable us to satisfy a wide range of customer requirements throughout the optical networking market. Our customers deploy our products in long-haul networks that connect cities, metropolitan networks that connect areas within cities, last mile access networks that connect to individual businesses and homes, and enterprise networks within businesses.

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

Last mile access networks. Last mile access networks connect business and residential end users to their service provider in order to provide increased bandwidth to the end user. Traditional access networks use the existing copper wire-based infrastructure, which is slow compared to the high-speed networks commonly used within businesses. Service providers are beginning to deploy fiber technologies in the last mile access network in order to provide high bandwidth connectivity to the end user.

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

Service providers are seeking to maximize the performance and capacity of both new and existing optical networks through advances in optical technology. Wavelength division multiplexing, or WDM, has been used for several years to increase system capacity by combining different light signals at different wavelengths, on a single optical fiber. Each wavelength represents a separate high-bandwidth channel that can carry data. Multiplexing devices combine, or multiplex, these different wavelengths at one end of the optical network, and demultiplexing devices, or demultiplexer, separate them at the other end. WDM technology has been enhanced with the introduction of dense wavelength division multiplexing, or DWDM, which permits the wavelengths to be spaced more closely together. The tighter spacing allows even more wavelengths to be transmitted on one optical fiber. The use of WDM and DWDM technology is well established in the long-haul market and is increasingly utilized in the metropolitan and last mile access markets.

Fiber optic components are used within optical networks to create, combine, isolate, amplify, split, direct and perform various other functions on the optical signals. Fiber optic components are divided into two broad categories, active and passive components. Active components require power to operate and use electrical signals to create, modulate or amplify optical signals. Passive optical componentsconnect, guide, mix, filter, route, adjust and stabilize optical signals transmitted through an optical network.

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

Over the past two years, the optical components industry has experienced a slight increase and resumption in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently announced that they plan to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of a full industry recovery and the potential impact to our business from this or any other deployment initiatives.

Products

Our lines of optical products support the needs of current and next generation optical network systems applications. Our connectivity (formerly named Optical Path Management Solutions, or OPMS) product family provides a comprehensive line of optical interconnect devices, couplers and splitters, PLC (planar lightwave circuits) and related optical products, as well as customized integrated modules incorporating these devices. Our optical passive products (formerly named Wavelength Management Solutions, or WMS) include WDM and DWDM components and modules that utilize thin film filter technologies to separate optical signals, variable attenuators, optical switches and other optical devices utilizing micro optic lensing technology including integrated electro-optical modules incorporating these products.

The following is a discussion of our current product offerings and the products that we are developing.

Connectivity Products.In nearly all fiber optic networks, the optical fiber, passive optical components and active optical devices must be joined using optical interconnection systems. Our connectivity platform provides fundamental component support for these applications as well as standard and custom value added integrated solutions that address the need for higher functionality and modularity. All of our connectivity products described below are in production and are shipping to customers.

Connectivity Modules. The evolution of optical components is driven by the increasing need for packaging density, module performance and overall cost effectiveness. We design and package our various components to provide superior integrated Connectivity modules for our customers. Our integrated modules are designed to reduce our customers' system design requirements and ease implementation.

Optical Connectors, Adapters and Cable Assemblies. Optical connectors and adapters are precision devices that connect fibers together. Optical cable assemblies are used to bridge relatively short distances with optical paths. We offer a broad range of industry standard connection products that support a wide range of fiber and fiber cable types. Further, with our vertically integrated design and manufacturing capability, we are able to customize these products to meet our customers' needs for compact size and special features. We specialize in providing our customers with high performance custom cable assemblies to serve in conjunction with our optical interconnection solutions at all interface points in the optical communications network.

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

Optical Tap Couplers and Ultra Low Polarization Dependent Loss Tap Couplers. Optical tap couplers are fused fiber branching devices that split off a portion of light to allow for optical monitoring and feedback. These devices are used extensively in fiber amplifier power control. They are also utilized in transmission equipment for performance monitoring and control. Our ultra low polarization dependent loss devices offer low levels of sensitivity to polarization, which is a characteristic of light that can cause a reduction in the fidelity of optical signals. These devices enable more effective monitoring and management of optical networks.

Amplifier WDM Couplers. Amplifier WDM couplers are used with specialized fibers to combine or separate specific wavelengths of light associated with standard telecommunications optical amplifier requirements. Our amplifier WDM couplers are stable low power loss components with high power handling capability.

Optical Fixed Attenuators. Optical fixed attenuators diminish the optical power within a given optical path without interference or reduction in optical signal quality. Typically, this function is embedded in an optical connector or adapter element to simplify optical network installation. We utilize attenuating fiber that reduces power while preserving performance characteristics, including optical signal quality and reliability.

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

Optical Passive Products. As the capacity and complexity of optical networks increases, future systems face significant challenges. Performance characteristics such as stability, wavelength isolation, channel balance and power loss due to polarization become important to optimize, and product solutions which enhance these characteristics provide competitive advantage. In recent years, WDM has become the preferred method of increasing bandwidth throughout optical networks. Our filter-based products serve WDM and DWDM systems as core passive elements that direct and manage larger numbers of optical signal channels. These particular Optical Passive Products also enable network DWDM systems to manage and monitor a large number of optical signals by separating these signals into different paths that can be processed individually.

Our Optical Passive Products devices serve many system OEM customers needs for current and next generation network equipment. All of our Optical Passive Products described below are in production and are shipping to customers.

Filter WDMs. Our thin film filter based WDMs are used to combine and separate optical signals. Our filter-based products allow for higher isolation and narrower wavelength separations than fused fiber technology. Our filter WDMs are designed for a range of network applications including combining active and passive components and wavelength monitoring, splitting and separating tasks.

Amplifier Filter WDMs. Amplifier filter WDMs utilize thin film filter technology to maintain wavelength separation in demanding applications. In addition, filter technology allows for narrow wavelength separation. Our amplifier filter WDMs are designed for a range of applications, such as splitting wavelengths and connecting lasers used in signal power amplification.

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

CWDMs. Coarse wavelength division multiplexers, or CWDMs, are integrated optical modules that multiplex or demultiplex multiple optical signals of different wavelengths on a single fiber. Our CWDM product separate wavelength into 20 nanometers, or spacing to cover the complete fiber optical communication spectrum from 1270 nm to 1610 nm.

With the unique low insertion loss and flat band-pass profile, CWDMs provide the most economic and efficient wavelength division multiplexing solutions for metropolitan and access networks. Our CWDM product covers four channel, eight channel, and sixteen channel mux and demux applications, and upgradeability for both four channel and eight channel types. We also offer optical add-drop modules, or OADMs, for CWDM networks, with the capability of adding or dropping from one to fifteen channels. In addition to the CWDM mux, demux and optical add/drop modules, we also offer complete rackmount CWDM solutions to customers so they can easily mount our CWDM products directly on their system rack. We believe CWDM products directly address the metropolitan and access markets' competitive wavelength management needs.

CCWDMs. Compact coarse wavelength division multiplexers, or CCWDMs, are integrated optical modules that are designed to significantly improve optical performance, while reducing manufacturing costs, in a package less than 1/4 the size of conventional CWDM modules. It features high wavelength accuracy and stability, low insertion loss, high isolation, low polarization dependent loss and an epoxy-free optical path. Our Telcordia 1209/1221-qualified CCWDM builds on AFOP's proprietary optical bench platform, and we believe it has the smallest footprint of any comparable CWDMs. With a channel spacing of 20 nm and wide bandpass characteristics, it allows for datacom or telecom network applications with low-cost uncooled lasers. These CCWDM Mux/Demuxes are available in four or eight channels and include an expansion port for 16 channel systems.

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

Optical Isolators These devices use polarization rotation to block return signals from the forward optical path. They limit distortions in devices and signals caused by reflected lights in the fiber.

Optical Bypass Switches As the name suggests, these devices utilize beam shifting optics or mirror to switch optical signals from one fiber to another in response to a control signal provided electronically. Optical switches are used in test equipment for basic functionality and in networks to provide protection and redundancy.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2007, we had 55 United States patents issued or assigned to us and had 31 United States patent applications pending. Our 55 U.S. patents expire between January 2011 and June 2025. We also have 31 foreign patents issued, and 1 foreign patent application pending. Our foreign patents issued will expire between October 2008 and August 2022. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2007, there were no infringement claims or litigation pending against us.

Customers

We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2007, we sold our products to more than 200 customers. One customer accounted for 17.4% of our revenues in the year ended December 31, 2007. Two customers accounted for 15.1% and 10.0%, respectively, of our revenues in the year ended December 31, 2006. One customer accounted for 10.2% of our revenues in the year ended December 31, 2005.

      The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues
North America	$20,204	$18,594	$15,677
Europe	2,707	1,930	867
Asia	10,875	6,268	4,419

	$33,786	$26,792	$20,963

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

Our principal competitors in the components market include Avanex Corporation, DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications, Inc., Corning Cable Systems Inc. and Tyco Electronics Corporation. We estimate that we had approximately 20 competitors in the components market as of December 31, 2007. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

As of December 31, 2007, we had a total of 58 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $3.2 million, $3.1 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Manufacturing

We currently manufacture the majority of our connectivity products at our facility in Tu-Cheng City, Taiwan and our fiber array products at our facility in Hu-Kou City, Taiwan. We manufacture our filter-based and advanced products at our headquarters in Sunnyvale, California and at our facility near Shenzhen, China.

Each of our facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

We have established a quality management system which is designed to ensure that the products we provide to our customers meet or exceed their requirements. All of our four facilities are ISO 9001-2000 certified. Among them, both Taiwan facilities are also TL-9000 certified.

Employees

As of December 31, 2007, we had 691 full-time employees, including 43 located in the United States, 377 in Taiwan and 271 in China. Of our 691 full-time employees, 58 are engaged in product development, 544 are engaged in manufacturing production, 21 are engaged in sales, marketing, application support and customer service, and 68 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Additional Information

We were incorporated in California in December 1995. In October 2000, prior to our initial public offering, we reincorporated in Delaware as Alliance Fiber Optic Products, Inc. Our internet address is www.afop.com. We make available free of charge through a hyperlink on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the material is furnished to the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into t>his Annual Report on Form 10-K.

Item 1A. Risk Factors

We have a history of losses, may experience future losses and may not be able to generate sufficient revenues in the future to achieve and sustain profitability.

We had net income of approximately $3.4 million and $0.7 million in fiscal year 2007 and 2006, respectively. We incurred net losses of approximately $2.6 million in fiscal year 2005. Although we generated a profit in the 2007 and 2006 fiscal years, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in 2007, we could find our cash flows to be negative again in the future as we continue to invest in our business. As of December 31, 2007, we had an accumulated deficit of approximately $68.4 million.

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

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our Optical Passive products, our business will be seriously harmed.

Sales of our connectivity products accounted for 66.5%, 61.3%, and 67.2% of our revenues in the fiscal years ended December 31, 2007, 2006, and 2005, respectively and substantially all of our historical revenues. We expect to depend on our connectivity products for the majority of our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during 2007 negatively impacted our revenues. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand does not continue to increase and our target customers do not continue to adopt and purchase our Optical Passive related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the years ended December 31, 2007 and 2006, our top 10 customers comprised 58.1% and 61.1% of our revenues, respectively. One customer accounted for 17.4% of our total revenues for the year ended December 31, 2007. Two customers accounted for 15.1% and 10.0%, respectively, of our total revenues for the year ended December 31, 2006.

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

Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in products sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU countries have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations on an ongoing basis. In such event, we could experience the following consequences: loss of revenue, damaged reputation, diversion of resources, monetary penalties, and legal action.

The market for fiber optic components is increasingly competitive, and if we are unable to compete successfully our revenues could decline.

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Avanex Corp., DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications Inc., Corning Cable Systems and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased competition.

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

As of December 31, 2007, we had a total of 43 full-time employees in Sunnyvale, California, 377 full-time employees in Taiwan, and 271 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $3.2 million, $3.1 million and $3.4 million for the fiscal years 2007, 2006 and 2005, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing consolidation, realignment, fluctuations of product inventory and demand for fiber optic products.

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

We will not attract new orders for our fiber optic components unless we can deliver sufficient quantities of our products to optical communications equipment manufacturers within their desired lead times.

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

We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. One component, GRIN lenses, are only available from one supplier. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an annual assessment of our internal controls, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2009. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and this could cause a decline in the market price of our stock.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that required us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. As a result of adopting Statement No. 123(R), on January 1, 2006, the Company's income before income tax and net income for the year ended December 31, 2007 was $3.4 million, or $0.4 million lower than if it had continued to account for share-based compensation under APB Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the year ended December 31, 2007. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

We depend on key personnel to operate our business effectively in the rapidly changing fiber optic components market, and if we are unable to hire and retain appropriate management and technical personnel, our ability to develop our business could be harmed.

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Vice President, Sales and Marketing; Wei-shin Tsay, our senior Vice President of Product Development; Anita Ho, our Acting Chief Financial Officer and Corporate Controller; and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese and Chinese subsidiaries. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

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

Our products are designed for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

o	loss of customers;

o	damage to our reputation;

o	failure to attract new customers or achieve market acceptance;

o	diversion of development and engineering resources; and

o	financial penalties or legal actions by our customers.

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

For the years ended December 31, 2007, 2006 and 2005, sales to customers located outside of North America were 40.2%, 30.6%, and 25.2% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2008 to January 2009. We intend to renew this lease prior to its expiration date. In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

Additionally, in February 2006, we entered into a lease for a total of 21,600 square feet facility located in Hu-Kou, Taiwan. This lease will expire in January 2009.

In July 2007, we renewed the lease for our 62,000 square foot facility in the Shenzhen area of China, which will expire in July 2012. In February 2007, we entered into a lease for an 8,200 square foot facility in Shenzhen, which lease will expire in January 2012. Additionally, in October 2007, we entered into a new lease for a 72,000 square foot facility near the current facility in the Shenzhen area of China. This new facility is under construction and our lease is expected to begin in August 2008 and expire in July 2013.

Item 3. Legal Proceedings

From time to time we may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this Form 10-K, there are no material legal proceedings pending against us or, to the best of our knowledge, threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Our executive officers as of December 31, 2007 are as follows:

Peter C. Chang, 50, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

David A. Hubbard, 48, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995 Mr. Hubbard held several product line and business management positions at Tyco Electronics/ AMP inc. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

Wei-Shin Tsay, Ph.D., 56, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

Anita K. Ho, 61, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock, par value $0.001, was traded on the Nasdaq Global Market under the ticker symbol "AFOP" until November 8, 2002, when it began to trade on the Nasdaq Capital Market under the same ticker symbol. The following table summarizes the high and low closing prices for our common stock as reported on the Nasdaq Capital Market.

	High	Low

2007
First Quarter	$2.19	$1.89
Second Quarter	$2.10	$1.69
Third Quarter	$2.43	$1.75
Fourth Quarter	$2.21	$1.71
2006
First Quarter	$2.30	$1.18
Second Quarter	$2.69	$1.34
Third Quarter	$1.79	$1.31
Fourth Quarter	$2.17	$1.52

As of March 7, 2008, the Company's common stock was held by 67 stockholders of record (not including beneficial holders of common stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

We believe the following critical accounting policies affect management's more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

We follow SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements" for recognizing revenue. Specifically, we recognize revenues upon the shipment of our products to our customers provided that we have received a purchase order, the price is fixed, the collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred. Subsequent to the sale of our products, we have no obligation to provide any modification or customization, upgrades, enhancements, or post-contract customer support.

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and purchases under our Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements for the year ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the years ended December 31, 2007 and 2006, of approximately 6% and 10%, respectively, were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. See Note 2 to the Consolidated Financial Statement for a further discussion on stock-based compensation.

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

Valuation of Long-Lived Assets

We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products, or what we previously called our OPMS products. We have broadened our connectivity product line to include attenuators, PLC, and fused fiber products. In early 1999, we started forming a new product line based in part on our proprietary technology. We started selling our optical passive products, or what we previously called our DWDM products, and other wavelength management products in July 2000. Since introduction, sales of Optical Passive products have fluctuated with the overall market for these products.

We market and sell our products predominantly through our direct sales force. From our inception through December 31, 2007, we derived a substantial portion of our revenues from our connectivity product line. Our optical passive products contributed as a percentage of revenue 34%, 39% and 33% for the years ended December 31, 2007, 2006 and 2005, respectively. In the years ended December 31, 2007, 2006 and 2005, our top 10 customers comprised 58%, 61%, and 57% of our revenues, respectively. One customer accounted for 17% of our revenues in 2007. Two customers accounted for 15% and 10% of our revenue in 2006. One customer accounted for 10% of our revenues in 2005.

Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

o	changes in manufacturing volume;

o	costs incurred in establishing additional manufacturing lines and facilities;

o	inventory write-downs and impairment charges related to manufacturing assets;

o	mix of products sold;

o	changes in our pricing and pricing by our competitors;

o	mix of sales channels through which our products are sold; and

o	mix of domestic and international sales.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2008.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2007 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect general and administrative expenses will increase in absolute dollar to support our revenue growth, higher insurance premiums, and costs associated with compliance with new laws and regulations.

In December 2005, we accelerated options to purchase up to 1.9 million shares of our common stock held by employees at the director level and above, including executive officers.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing any non-cash compensation expense associated with these options in future periods.  As a result of the acceleration, we expect to avoid recognition of up to approximately $1.5 million of compensation expense over the course of the original vesting periods, including approximately $0.7 million and $0.4 million in 2007 and 2006, respectively.

Stock-based compensation expenses recognized under SFAS 123(R) were $0.4 million and $0.3 million for the year ended December 31, 2007 and 2006, respectively. These expenses were determined by the Binomial Lattice valuation model, and they are related to employee stock options and stock purchases through our employee stock purchase plan. As of December 31, 2007, total unrecognized compensation costs related to unvested stock options was $0.6 million, which is expected to be recognized as an expense over a weighted average period of approximately 2 years. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options.

We own 98.5% of the outstanding common stock of Alliance Fiber Optic Products, Ltd (formally named Transian Technology Ltd. Co.), a Taiwan corporation. This majority owned subsidiary is engaged in design and manufacturing of our products.

In December 2000, we established a subsidiary, Alliance Fiber Optic Products, in the People's Republic of China, which we have developed as a manufacturing facility. We commenced production at this facility in the third quarter of 2003.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2007	2006		2005
Revenues	100.0%	100.0%	.	100.0%

Cost of revenues	68.5	72.3		78.1

Gross profit	31.5	27.7		21.9

Operating expenses:
Research and development	9.5	11.5		16.4
Sales and marketing	7.0	8.4		10.4
General and administrative	10.2	11.5		14.3

Total operating expenses	26.7	31.4		41.1

Income (loss) from operations	4.8	(3.7)		(19.2)
Interest and other income, net	5.2	6.2		6.7

Net income (loss)	10.0%	2.5%		(12.5%)

Results of Operations

Comparison of Fiscal Year 2007 and Fiscal Year 2006

Revenues. Revenues were $33.8 million and $26.8 million for the years ended December 31, 2007 and 2006, respectively. Connectivity products revenue increased to $22.5 million in 2007 from $16.4 million in 2006 primarily due to increased volume shipments of our products. Optical passive products revenue increased to $11.3 million in 2007 from $10.4 million in 2006, primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

Cost of Revenues. Cost of revenues in fiscal year 2007 increased to $23.2 million from $19.4 million in fiscal year 2006. Cost of revenues as a percentage of net revenues decreased to 68.5% in fiscal year 2007 from 72.3% in fiscal year 2006. The increase of cost of revenues in 2007 was due to increased volume of products sold.

Gross Profit. Our 2007 gross profit was $10.6 million, or 31.5% of revenues, compared with a 2006 gross profit of $7.4 million, or 27.7% of revenues. The gross profit in 2007 for connectivity products increased to $8.0 million from $4.9 million in 2006. The gross profit in 2007 for optical passive products increased to $2.8 million from $2.5 million in 2006. Higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin for the year ended December 31, 2007. We expect our gross profit as a percentage of revenues to continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, our average selling prices are declining, which will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses increased to $3.2 million in fiscal year 2007 from $3.1 million in fiscal year 2006. As a percentage of revenues, research and development expenses decreased to 9.5% in 2007 from 11.5% in 2006 and the decrease was a result of increased revenue. The increase in absolute dollars was primarily due to increased headcount in Taiwan and increased material expenses. We expect research and development expenses on our product development efforts may increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses remained flat at $2.3 million in fiscal years 2007 and 2006. As a percentage of revenues, sales and marketing expenses decreased to 7.0% in 2007 from 8.4% in 2006. We expect sales and marketing expenses will remain relatively flat due in part to continued emphasis on expense control.

General and Administrative Expenses. General and administrative expenses increased to $3.5 million in fiscal year 2007 from $3.1 million in fiscal year 2006. The increase was primarily due to an increase in compensation and employee benefits resulting from our growth. As a percentage of revenues, general and administrative expenses decreased to 10.2% in 2007 from 11.5% in 2006. We expect general and administrative expenses will increase due to higher costs associated with compliance with laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

Stock-Based Compensation. Total stock-based compensation was $0.4 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively. Effective January 1,2006, we adopted the fair value recognition provisions of SFAS 123(R), determined by the Binomial Lattice valuation model as comparison, and these amounts represent stock-based compensation expenses related to employee stock options.

Interest and Other Income, Net. Interest and other income, net, was $1.8 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates. The increase in 2007 was due to higher interest income.

Income Taxes. There was no income tax benefit in the years ended December 31, 2007 and 2006.

As of December 31, 2007, we had approximately $38.5 million and $20.4 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2021 for federal and in 2011 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to our history of losses.

Comparison of Fiscal Year 2006 and Fiscal Year 2005

Revenues. Revenues were $26.8 million and $21.0 million for the years ended December 31, 2006 and 2005, respectively. Connectivity products revenue increased to $16.4 million in 2006 from $14.1 million in 2005 primarily due to increased volume shipments of our products. Optical passive products revenue increased to $10.4 million in 2006 from $6.9 million in 2005 primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

Cost of Revenues. Cost of revenues in fiscal year 2006 increased to $19.4 million from $16.4 million in fiscal year 2005. Cost of revenues as a percentage of net revenues decreased to 72.3% in fiscal year 2006 from 78.1% in fiscal year 2005. The increase of cost of revenues in 2006 was due to increased volume of products sold.

Gross Profit. Our 2006 gross profit was $7.4 million, or 27.7% of revenues, compared with a 2005 gross profit of $4.6 million, or 21.9% of revenues. The gross profit in fiscal year 2006 for connectivity products increased to $4.9 million from $4.5 million in 2005 and was also due to higher revenue. The gross profit in fiscal year 2006 for optical passive products increased to $2.5 million from $0.1 million in 2005 due to higher revenue from increased volume of shipments.

Research and Development Expenses. Research and development expenses decreased to $3.1 million in 2006 from $3.4 million in 2005. As a percentage of revenues, research and development expenses decreased to 11.5% in 2006 from 16.4% in 2005. The decrease was primarily due to reduced headcount in the United States and reduced material expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.3 million in 2006 from $2.2 million in 2005. As a percentage of revenues, sales and marketing expenses decreased to 8.4% in 2006 from 10.4% in 2005. The increase in absolute dollars was due to higher commissions and professional fees as result of higher revenue

General and Administrative Expenses. General and administrative expenses increased to $3.1 million in 2006 from $3.0 million in 2005. As a percentage of revenues, general and administrative expenses decreased to 11.5% in 2006 from 14.3% in 2005. The increase in absolute dollars was primarily due to stock-based compensation expense resulting from the adoption of FAS 123R and other costs associated with being a public company.

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

Liquidity and Capital Resources

Comparison of Fiscal Year 2007 and Fiscal Year 2006

Net cash provided by operating activities was $5.3 million and $2.1 million in 2007 and 2006, respectively. The increase in our cash provided by operations in 2007 was primarily due to our net income of $3.4 million, an increase in accounts payable of $1.6 million, and an increase in accrued liabilities of $0.6 million which was offset by increase in accounts receivable of $1.3 million. The increase in our cash provided by operations in 2006 was primarily due to our net income of $0.7 million, an increase in accounts payable of $0.6 million, and an increase in accrued liabilities of $0.5 million which was offset by increase in accounts receivable of $0.5 million and increase in inventory of $0.8 million.

Cash used in investing activities was $5.8 million in 2007 and $1.1 million in 2006. In 2007, we spent $1.2 million to acquire property and equipment and $4.6 million was invested in short-term securities. In 2006, we spent $1.0 million to acquire property and equipment and $0.1 million was invested in short-term securities.

Cash generated by financing activities was $0.8 million in 2007, compared with $0.7 million in 2006. Cash generated by financing activities in 2007 and 2006 was comprised of proceeds from the exercise of options to purchase shares of our common stock, common stock issued through our Employee Stock Purchase Plan, and borrowings under mortgage and equipment loans.

At December 31, 2007, we had a letter of credit with a financial institution for $0.4 million. We pledged $0.4 million of our short-term investments as collateral for the letter of credit. Between November 2004 and September 2007, we entered into two mortgage loans of $0.7 million total with an interest rate of 3.20% and three equipment loans of $0.7 million total with an interest rate of 3.68% in Taiwan. The loans are secured by the building and equipment we own in Taiwan.

Our principal source of liquidity as of December 31, 2007 consisted of $36.5 million in cash and cash equivalents and interest bearing marketable securities. Of this amount, $16.4 million was held in auction rate securities collateralized by student loans and substantially guaranteed by the U.S. Department of Education. Subsequent to year end, six auctions have failed to totaling $8.1 million related to these securities. Continued auction failures could adversely impact our liquidity as we may not be able to sell these securities when we want to and may have to hold them until maturity between 2032 and 2046.

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

Comparison of Fiscal Year 2006 and Fiscal Year 2005

Net cash provided by operating activities was $2.1 million in 2006 and net cash used in operating activities was $1.8 million in 2005. The increase in our cash provided by operations in 2006 was primarily due to recording net income in 2006 versus a net loss in 2005, which was partially offset by higher accounts receivable and inventories. The higher accounts receivable and inventories were due to increase in sales in 2006.

Cash used in investing activities was $1.1 million in 2006 and $3.4 million in 2005. In 2006, we spent $1.0 million to acquire property and equipment and $0.1 million was invested in short-term securities. In 2005, we spent $0.7 million to acquire property and equipment and $2.7 million was invested in short-term securities.

Cash generated by financing activities was $0.7 million in 2006 compared with $0.6 million in 2005. Cash generated by financing activities in 2006 and 2005 was comprised of proceeds from the exercise of options to purchase shares of our common stock, common stock issued through our Employee Stock Purchase Plan, and borrowings under mortgage and equipment.

Contractual Obligations

Our long-term debt obligations are for principal and interest on mortgage and equipment loans from financial instruments in Taiwan.

In July 2004, we moved into our corporate headquarters in Sunnyvale, California. The lease has a six-year term commencing on July 22, 2004.

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2008 to January 2009. In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

Additionally, in February 2006, we entered into a lease for a total of 21,600 square feet facility located in Hu-Kou, Taiwan. This lease will expire in January 2009.

In July 2007, we renewed the lease for our 62,000 square foot facility in the Shenzhen area of China, which will expire in July 2012. In February 2007, we entered into a lease for an 8,200 square feet facility in Shenzhen, which lease will expire in January 2012. Additionally, in October 2007, we entered into a new lease for a 72,000 square foot facility near the current facility in the Shenzhen area of China. This new facility is under construction and our lease is expected to begin in August 2008 and expire in July 2013.

The following summarizes our contractual obligations at December 31, 2007 (in thousands):

Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$ 756	$ 153	$ 278	$ 200	$ 125
Operating Lease Obligations	2,388	960	1,063	314	51

Total	$ 3,144	$ 1,113	$ 1,341	$ 514	$ 176

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
San Francisco, California
March 20, 2008

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,945	$4,321
Short-term investments	31,535	26,857
Accounts receivable, net	5,393	4,009
Inventories	5,003	4,465
Prepaid expense and other current assets	481	601

Total current assets	47,357	40,253
Property and equipment, net	4,373	4,264
Other assets	226	176

Total assets	$51,956	$44,693

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,523	$2,950
Accrued expenses	3,388	2,815
Current portion of bank loan	132	94

Total current liabilities	8,043	5,859
Long-term liabilities:
Bank loan	557	545
Other long-term liabilities	449	385

Total long term liabilities	1,006	930

Total liabilities	9,049	6,789

Commitments and contingencies (Note 10)	-	-
Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
41,366,545 and 40,540,128 shares issued and outstanding at
December 31, 2007 and 2006, respectively	41	41
Additional paid-in-capital	111,006	109,793
Accumulated deficit	(68,446)	(71,809)
Accumulated other comprehensive income (loss)	306	(121)

Total stockholders' equity	42,907	37,904

Total liabilities and stockholders' equity	$51,956	$44,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$33,786	$26,792	$20,963
Cost of revenues	23,158	19,380	16,363

Gross profit	10,628	7,412	4,600

Operating expenses:
Research and development	3,217	3,080	3,434
Sales and marketing	2,349	2,255	2,177
General and administrative	3,457	3,077	3,009

Total operating expenses	9,023	8,412	8,620

Income (loss) from operations	1,605	(1,000)	(4,020)
Interest and other income, net	1,758	1,657	1,403

Net income (loss)	3.363	657	(2,617)

Net income (loss) per share:
Basic	$0.08	$0.02	$(0.07)
Diluted	$0.08	$0.01	$(0.07)

Shares used in computing net income (loss) per share:
Basic	40,897	40,118	39,330
Diluted	44,720	44,914	39,330

Included in costs and expenses above-
Stock based compensation charges:
Cost of revenues	$149	$109	$-
Research and development	63	57	-
Sales and marketing	42	32	-
General and administrative	144	100	-

	$398	$298	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,363	$657	$(2,617)
Adjustments to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	1,157	1,288	1,599
Amortization of stock based compensation	398	298	-
Loss on disposal of property and equipment	54	72	77
Provision for inventory valuation	(344)	698	(140)
Credit (provision) for doubtful accounts and sales returns	(59)	83	30
Changes in assets and liabilities:
Accounts receivable	(1,325)	(522)	(1,278)
Inventories	(194)	(1,493)	468
Prepaid expenses and other current assets	120	33	19
Other assets	(50)	(70)	15
Accounts payable	1,573	608	137
Accrued expense	573	460	(82)
Other long-term liabilities	64	5	(24)

Net cash provided by (used in) operating activities	5,330	2,117	(1,796)

Cash flows from investing activities:
Purchase of short-term investments	(15,803)	(10,693)	(39,163)
Proceeds from sales and maturities of short-term investments	11,159	10,537	36,460
Purchase of property and equipment	(1,164)	(964)	(703)

Net cash used in investing activities	(5,808)	(1,120)	(3,406)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	543	423	378
Proceeds from the exercise of common stock options	272	206	84
Proceeds from bank borrowings	150	150	172
Repayment of bank borrowings	(117)	(72)	(51)

Net cash provided by financing activities	848	707	583

Effect of exchange rate changes on cash and cash equivalents	254	(97)	(166)

Net increase (decrease) in cash and cash equivalents	624	1,607	(4,785)
Cash and cash equivalents at beginning of year	4,321	2,714	7,499

Cash and cash equivalents at end of year	$4,945	$4,321	$2,714

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder' Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Receivables From Stockholders		Deferred Stock-based Compensation		Accumulated Deficit	Accumulated Other Comprehensive income (loss)	Total	Comprehensive Income/(Loss)
Balance at December 31, 2004	38,999	$39	$108,406	$		$		$(69,849)	$46	$38,642

Issuance of common stock
upon exercise of options	159	--	84		--		--	--	--	84
Issuance of common stock upon
purchase of ESPP	561	1	377		--		--	--	--	378
Comprehensive loss:
Net loss for the year	--	--	--		--		--	(2,617)	--	(2,617)	$(2,617)
Unrealized gain on
short-term investments	--	--	--		--		--	--	33	33	33
Currency translation adjustments	--	--	--		--		--	--	(199)	(199)	(199)

Comprehensive loss											$(2,783)

Balance at December 31, 2005	39,719	$40	$108,867		$--		$--	$(72,466)	$(120)	$36,321

Issuance of common stock
upon exercise of options	287	--	206		--		--	--	--	206
Issuance of common stock upon
purchase of ESPP	534	1	422		--		--	--	--	423
Deferred stock-based compensation	--	--	--		--		298	--	--	298
Comprehensive loss:
Net loss for the year	--	--	--		--		--	657	--	657	$657
Unrealized gain on
short-term investments	--	--	--		--		--	--	8	8	8
Currency translation adjustments	--	--	--		--		--	--	(9)	(9)	(9)

Comprehensive income											$656

Balance at December 31, 2006	40,540	$41	$109,495		$-		$298	$(71,809)	$(121)	$37,904

Issuance of common stock
upon exercise of options	382	--	272		--		--	--	--	272
Issuance of common stock upon
purchase of ESPP	445	--	543		--		--	--	--	543

Deferred stock-based compensation	--	--	--		--		398	--	--	398
Comprehensive income :
Net income for the year	--	--	--		--		--	3,363	--	3,363	$3,363
Unrealized gain on
short-term investments	--	--	--		--		--	--	34	34	34
Currency translation adjustments	--	--	--		--		--	--	393	393	393

Comprehensive income											$3,790

Balance at December 31, 2007	41,367	$41	$110,310		$--		$696	$(68,446)	$306	$42,907

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

Foreign currency translation

The Company's operations through foreign subsidiaries use the local currency as their functional currency. All assets and liabilities of the subsidiaries are translated at rates of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. Gains and losses resulting from foreign currency translation are recorded as a separate component of other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are recorded in interest and other income and have not been material.

Cash, cash equivalents and short-term investments

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, municipal bonds, and highly rated commercial paper that are stated at cost, which approximates fair value. Investments include high-grade corporate debt obligations that have maturities greater than three months but less than one year. As of December 31, 2007 and 2006, all investments are classified as short-term investments. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.

The Company's financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Fair value of financial instruments

The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable, debt and foreign exchange contracts approximate fair value due to the relatively short period of time to maturity.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Allowance for doubtful accounts

The Company performs credit evaluations of customers' financial condition. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides more allowances than the Company needs, the Company may reverse a portion of such provisions in future periods based on actual collection experience.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $1.2 million in 2007, $1.3 million in 2006 and $1.6 million in 2005.

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

Shipping and handling expenses

Shipping and handling expenses are included in cost of revenue.

Research and development expenses

Research and development costs are expensed as incurred.

Advertising expenses

Advertising costs are expensed as incurred and have not been material.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Sales taxes

The Company accounts for taxes charged to our customers and collected on behalf of the taxing authorities and recognize revenue on the sales on a net basis.

Income taxes

The Company accounts for deferred income taxes under the liability approach whereby the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets for which realization is uncertain.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company is currently not under any examinations by nor has received notices of examination from tax authorities.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(thousands)
Balance at January 1, 2007	$-
Additions based on tax positions related to current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
PenSettlements	-

Balance at December 31, 2007	$-

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

Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In addition, the Company complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123, SFAS 148 and the Emerging Issue Task Force ("EITF") Issue No. 96-18, which require the award to be recorded at its fair value. See Note 2 to the Consolidated Financial Statement for a further discussion on stock-based compensation.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income (loss) consists of cumulative translation adjustments and unrealized gain (loss) on short-term investments and is disclosed in the consolidated statements of stockholders' equity.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Recent accounting pronouncements

In June 2007, the Financial Accounting Standards Board ("FASB") ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of EITF 07-3, but does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)". SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

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

In July 2006, the FASB issued FIN 48 ¡X an interpretation of FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision on whether or not to file in a particular jurisdiction. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet a "more-likely-than-not" recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no increase in the liability for unrecognized tax benefits.

In June 2006, EITF issued EITF issue No.06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on a revenue-producing transactions between a seller and a customer. These taxes may include, but are not limited to, sales, use, value added, and some excise taxes. The Company has historically presented and plans to continue to present on a net basis in the accompanying Consolidated Statement of Operations and record as a liability until amounts are remitted to the respective taxing authority. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006, with earlier application permitted. The Company adopted EITF 06-3 effective January 1, 2007. Adoption of this issue had no effect on the consolidated financial statements and related disclosures.

2. Stock-based compensation

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

The Company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the year ended December 31, 2007 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

As a result of adopting Statement No. 123(R), on January 1, 2006, the Company's income before income tax and net income for the year ended December 31, 2007 was $3.4 million, or $0.4 million lower than if it had continued to account for share-based compensation under APB Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the year ended December 31, 2007.

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

As of December 31, 2007, there was $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's various option plans. The cost is expected to be recognized over a period of 2 years.

The following table presents the Company's pro forma net income and basic and diluted net income per share for the year ended December 31, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the Company's various stock-based compensation plans:

Year Ended December 31, 2005
Net loss as reported	$(2,617)

Add: Stock-based employee compensation expense included
in reported net loss	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related taxes	(796)

Pro forma net loss	$(3,413)

Net loss per share
Basic and Diluted - as reported	$(0.07)
Basic and Diluted - pro forma	$(0.09)
Shares used in EPS calculation (basic and diluted)	39,330

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

For the year ended December 31, 2005, the fair value of stock-based plan awards was estimated using the Black-Scholes valuation model, with the following weighted-average assumptions and fair values as follows:

Year Ended December 31, 2005
Volatility (percent)*	46.2

Expected term (in years)**	4

Risk-free interest rate (precent)***	4.40

Expected dividend rate (precent)	-

Weighted-average fair value per option granted	$0.90

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

For the year ended December 31, 2007 and 2006, the fair value of stock-based plan awards was estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Years Ended December 31,
	2007	2006
Volatility (percent)*	$37.7	$36.7

Expected term (in years)**	4	4

Risk-free interest rate (precent)***	3.52	4.60

Expected dividend rate (precent)	-	-

Forfeiture rate (percent)****	6	10

Weighted-average fair value per option granted	$1.34	$1.28

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

At December 31, 2007, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. The Board of Directors determined not to increase the number of shares available under the Plan on January 1, 2007 and 2006, respectively. Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company's common stock on the date of grant.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to the stock option activity for the year ended December 31, 2007:

	Year Ended December 31, 2007
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2006	5,046,083	$1.24
Granted	375,500	2.13
Exercised	(381,625)	0.71
Forfeited	(72,500)	1.54
Outstanding at December 31, 2007	4,967,458	$1.34	6.5 Years	$3,884,493
Vested and expected to vest at December 31, 2007	4,894,338	$1.34	6.5 Years	$3,832,260
Exercisable at December 31, 2007	4,465,772	$1.34	6.3 Years	$3,562,414

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fourth quarter of fiscal 2007 and 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007 and 2006. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the year ended December 31, 2007 and 2006 was $470,000 and $348,000, respectively.

The expected dividend rate is 0% for years ended December 31, 2007 and 2006, respectively.

Cash received from option exercises during the year ended December 31, 2007 and 2006 was $272,000 and $206,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Information relating to stock options outstanding at December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 - $0.86	1,027,025	4.29	$0.75	1,002,725	$0.75
$0.90 - $0.90	964,050	7.83	$0.90	791,850	$0.90
$0.91 - $0.96	1,083,800	6.44	$0.94	1,006,200	$0.94
$1.00 - $2.02	1,388,250	7.35	$1.78	1,255,666	$1.77
$2.10 - $5.75	476,333	6.52	$2.87	381,331	$3.02
$6.38 - $6.38	28,000	3.03	$6.38	28,000	$6.38

	4,967,458	6.51	$1.34	4,465,772	$1.34

Options exercisable as of December 31, 2007, 2006, and 2005 were 4,465,772, 4,478,825, and 4,338,221 at an average exercise price of $1.34, $1.28, and $1.14 per share, respectively.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the expected implementation of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" in January 2006. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $1.5 million of compensation expense over the course of the original vesting periods. Approximately $0.7 million and $0.4 million of such compensation expenses were avoided in 2007 and 2006, respectively.

Restrictions have been imposed upon the sale of any shares received through the exercise of acceleration options, which restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the original vesting date of the option. This restriction does not affect the fair value of the options at the grant date.

Employee Stock Purchase Plan

In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the "Plan"). The Company reserved 1,500,000 shares of common stock for issuance under the Plan. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company's issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the amended Internal Revenue Code of 1986. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 444,792, 534,177 and 560,780 shares were issued under the Plan in 2007, 2006, and 2005, respectively.

The following information relates to the Plan:

Weighted average fair value per share of shares purchased	$1.22
Total compensatin expense for ESPP	$202,140
Total amount of cash received from the purchase of stock through ESPP	$543,648
Total intrinsic value of ESPP stock purchased as December 31, 2007	$426,089

There were 355,529 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2007.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

3. Net income/(loss) per share

Basic net income/(loss) per share is computed by dividing net income/(loss) for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income/(loss) per share is computed by dividing the net loss for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company's stock-based compensation plans, and the weighted average number of common shares outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

The following table sets forth the computation of basic and diluted net income/(loss) per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss) attributable to common stockholders	$3,363	$657	$(2,617)

Denominator:
Shares used in computing net income (loss) per share:
Weighted average of common shares outstanding
Basic	40,897	40,118	39,330

Diluted	44,720	44,914	39,330

Net income (loss) per share attributable to common stockholders:
Basic	$0.08	$0.02	$(0.07)

Diluted	$0.08	$0.01	$(0.07)

The following outstanding options were excluded from the computation of diluted net income/loss per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2007	2006	2005
Options to purchase common stock and shares
subject to repurchase	3,823	4,796	4,840

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

4. Balance Sheet Components (in thousands)

	December 31,
	2007	2006
Cash and cash equivalents:
Cash	$4,042	$3,276
Money market instruments and funds	903	1,045

	$4,945	$4,321

Accounts receivable, net:
Accounts receivable	$5,556	$4,231
Less: Allowance for doubtful accounts and sales returns	(163)	(222)

	$5,393	$4,009

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$222	$146
Change	(42)	83
Utilized	(17)	(7)

Balance at end of year	$163	$222

Inventories:
Finished goods	$1,599	$1,415
Work-in-process	1,877	1,751
Raw materials	1,527	1,299

	$5,003	$4,465

Accrued expenses:
Compensation costs	$1,872	$1,483
Professional fees	622	421
Outside commission	90	79
Royalties	127	57
ESPP	106	124
Deferred rent	130	158
Warranty	48	57
Operating related (Taiwan and China)	275	229
Others	118	207

	$3,388	$2,815

Other long-term liabilities:
Accrued pension liability (Taiwan)	$411	$369
Other liabilities	38	16

	$449	$385

Accumulated other comprehensive income/(loss):
Cumulative translation adjustments	$292	$(101)
Unrealized gain (loss) on short-term investments	14	(20)

	$306	$(121)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

5. Marketable Securities

	December 31, 2007			December 31, 2006

	Available-for-Sale Securities			Available-for-Sale Securities

(in thousands)	Cost	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Losses	Fair Value
Money market funds	$903	$--	$903	$1,045	$--	$1.045
Auction rate securities	16,150	--	16,150	7,800	--	7,800
US Treasury and Federal
Agency Securities	-		-	500	-	500
Corporate bonds	15,371	14	15,385	18,577	(20)	18,557

Total available-for-sale securities	$32,424	$14	$32,438	$27,922	$(20)	$27,902

Included in:
Cash and cash equivalents			$903			$1,045
Short-term investments			31,535			26,857

Total			$32,438			$27,902

Approximately $0.4 million of the short term investments above are pledged as collateral for a stand-by letter of credit issued by a commercial bank.

6. Property and Equipment, Net

	December 31,
(in thousands)	2007	2006
Machinery and equipment	$9,116	$8,964
Furniture and fixtures	469	447
Leasehold improvements	811	767
Building and equipment prepayments	972	1,214

	$11,368	$11,392
Less: Accumulated depreciation	(6,995)	(7,128)

Total property and equipment, net	$4,373	$4,264

7. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
(in thousands)	2007	2006	2005
Income (loss) subject to domestic income taxes only	$1,953	$987	$(1,493)
Income (loss) subject to foreign income taxes only	1,410	(330)	(1,124)

	$3,363	$657	$(2,617)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State income tax	(5.9)	(5.9)	(6.2)
Stock compensation	(4.7)	(18.0)	-
Net operating loss carryforward	44.4	14.0	-
Research expenses excluded from income	-	-	1.0
Research and development credits	-	-	(2.8)
Valuation allowance	1.6	41.5	41.0
Other	(1.4)	2.4	1.0

Effective tax rate	0.0%	0.0%	0.0%

     Deferred tax assets consisted of the following (in thousands):

	December 31,
(in thousands)	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$15,335	$16,677	$17,100
Credit carryforwards	1,803	1,803	2,140
Depreciation	2	10	401
Stock compensation	274	118	-
Accruals and allowances	769	849	1,057

	18,210	19,457	20,698
Less: valuation allowances	(18,210)	(19,457)	(20,698)

	$-	$-	$-

	December 31,
(in thousands)	2007	2006	2005
Valuation allowances on deferred tax assets:
Balance at beginning of year	$19,457	$20,698	$19,499
Addition	-	-	1,199
Utilized	(1,247)	(1,241)	-

Balance at end of year	$18,210	$19,457	$20,698

Based upon the weight of available evidence, which includes the Company's historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets.

As of December 31, 2007, the Company had net operating loss carryforwards of approximately $38.5 million for federal and $20.4 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2021 for federal and in 2011 for state purposes.

As of December 31, 2007, the Company had research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2021. The California tax credit can be carried forward indefinitely.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

At December 31, 2007, one customer accounted for 20.0% of the Company's accounts receivable. At December 31, 2006, two customers accounted for 14.6% and 12.3% of the Company's accounts receivable, respectively.

One customer accounted for 17.4% of revenues in the year ended December 31, 2007. At December 31, 2006, two customers accounted for 15.1% and 10.0% of revenue, respectively. At December 31, 2005, one customer accounted for 10.2% of revenue. Certain components used in manufacturing the Company's products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

9. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues
North America	$20,204	$18,594	$15,677
Europe	2,707	1,930	867
Asia	10,875	6,268	4,419

	$33,786	$26,792	$20,963

	Years Ended December 31,
	2007	2006	2005
Revenues
Connectivity Products	$22,463	$16,413	$14,092
Optical Passive Products	11,323	10,379	6,871

	$33,787	$26,792	$20,963

	December 31,
	2007	2006

Property and Equipment
United States	$93	$144
Taiwan	2,800	3,015
China	1,480	1,105

	$4,373	$4,264

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

10. Commitments and Contingencies

Litigation : From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements as of December 31, 2007.

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

Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2013. Total rent expense under these operating leases were approximately $0.9 million, $0.8 million, and $0.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Total future minimum lease payments under operating leases as of December 31, 2007 are summarized below (in thousands):

Years ending December 31,
2008	$960
2009	639
2010	424
2011	185
2012	129
2013	51

Total	$2,388

Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of December 31, 2007. The letter of credit is collateralized by short term investments of $0.4 million.

11. Bank Loan

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of December 31, 2007.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Payments due under bank loans as of December 31, 2007 are as follows (in thousands):

Years ending December 31,
2008	$153
2009	153
2010	125
2011	103
2012	97
2013and after	125

Total payment	756
Less: Amounts representing interest	(67)

Present value of net remaining payments	689
Less: current portion	(132)

Long-term portion	$557

12. Related Party Transactions

As of March 7, 2008, Foxconn Holding Limited was a holder of 19.3% of the Company's common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $1.1 million, $0.5 million, and $0.8 million in the years ended December 31, 2007, 2006, and 2005 respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $3.2 million, $2.5 million, and $2.3 million in the years ended December 31, 2007, 2006, and 2005 respectively. Amounts due from Hon Hai Precision Company Limited were $0.2 million and $0.1 million at December 31, 2007 and 2006, respectively. Amounts due to Hon Hai Precision Company Limited were $1.1 million and $0.6 million at December 31, 2007 and 2006, respectively.

13. Subsequent Event

At January 31, 2008, the Company's short-term investments included $16.4 million of auction rate securities. Subsequent to January 31, 2008, six auctions have failed totaling $8.1 million related to these auction rate securities. All of these investments are AAA/Aaa rated securities collateralized by student loans, with approximately 92% of such collateral in the aggregate being guaranteed by the U.S. government under the Federal Family Education Loan Program. While each failed auction will be assessed individually, the Company does not believe that any of the underlying issuers of its auction rate securities were at risk or that these securities are otherwise impaired as of the date hereof. If the issuers are unable to successfully close future auctions, their credit ratings deteriorate, the U.S. government fails to support its guarantees of the obligations or there is continued uncertainty in the credit markets, the Company may be required to record an impairment charge on these investments in the future. The Company may not be able to liquidate any of these securities in the short term and may instead have to wait until the maturity of the underlying notes (between 2032 and 2046) to redeem them.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A (T). Controls and Procedures

Evaluation of disclosure controls and procedures.  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Of ficer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive O fficer and Acting Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of the end of the fiscal year, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, and sections 302 and 404 of the Sarbanes-Oxley Act) based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As part of this evaluation, we analyzed and tested our processes for control effectiveness (controls which reasonably assure accurate and complete financial information in accordance with GAAP), prevention of acts of fraud and transactions being approved by management. When necessary, we confirmed that appropriate corrective action (including process improvements) had been undertaken.

Based on the evaluation as of the end of the fiscal year 2007, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2008 Annual Meeting of Stockholders to be held on May 16, 2008 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard Black (Chairperson), James C. Yeh and Ray Sun, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. The Board of Directors has determined that each of Richard Black, James Yeh and Ray Sun is an "audit committee financial expert" as defined SEC regulations.

The Company's Board of Directors adopted a Code of Ethics for all of its directors and officers on March 24, 2004. The Company's Code of Ethics is available on the Company's website at http://www.afop.com. To date, there have been no waivers under the Company's Code of Ethics. The Company will post any waivers, if and when granted, under its Code of Ethics, on the Company's website at http://www.afop.com.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions "Election of Directors - Director Compensation," and "Executive Compensation," contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the Company's equity compensation plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	4,967,458	(1)	$1.34	4,591,770	(2)

Equity compensation plans not
approved by security holders	-		-	-

Total	4,967,458		$1.34	4,591,770

(1) Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan. Options to purchase shares of the Company's Common Stock are no longer granted under the 1997 Stock Plan.

(2) Includes:

(i) 4,236,241 of shares reserved for issuance under the Company's 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company's 2000 Stock Incentive Plan will be increased on the first day of the Company's fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company's common stock on that date or a lesser amount determined by the Company's Board of Directors. There was no increase on January 1, 2007 because the Board determined there were enough shares available for issuance in 2008 pursuant to the Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

(ii) 355,529 shares reserved for issuance under the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). The number of shares reserved for issuance under the ESPP increases on the first day of the Company's fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company's common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Party Transactions", and "Election of Directors - Director Independence" contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information set forth under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm¡XPrincipal Accountant Fees and Services" and "Pre-Approval Policies and Procedures" in the Proxy Statement.

PART IV

Item 15 . Exhibits and Financial Statement Schedules

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

Date: March 24, 2008

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

Name	Title	Date
/s/ Peter C. Chang Peter C. Chang	President, Chief Executive Officer (Principal Executive Officer) and Chairman	March 21, 2008
/s/ Anita K. Ho Anita K. Ho	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2008
/s/ Richard Black Richard Black	Director	March 21, 2008
/s/ Gwong-Yih Lee Gwong-Yih Lee	Director	March 21, 2008
/s/ Ray Sun Ray Sun	Director	March 21, 2008
/s/ James C. Yeh James C. Yeh	Director	March 21, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to Company's 10-K for year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
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

10.7#	Form of 2000 Stock Incentive Plan Option Agreement
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 57 of this Form 10-K)
31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. .ss. 1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. .ss . 1350).

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-141656, 333-50998, 333-50926, 333-54864, 333-54874, 333-119710, 333-119711, 333-123648, 333-123649 and 333-132801) of Alliance Fiber Optic Products, Inc. of our report dated March 20, 2008, relating to the consolidated financial statements which appear in this Form 10-K.

/s/Stonefield Josephson, Inc.

San Francisco, California
March 20, 2008

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2007

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

   Date: March 24, 2008

By /s/Peter C. Chang

Peter C. Chang
Chief Executive Officer

   (Principal Executive Officer)

Exhibit 31.2

Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2007

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

                                    Date: March 24, 2008

By /s/Anita K. Ho

Anita K. Ho
Acting Chief Financial Officer

   (Principal Accounting Officer)

Exhibit 32.1

Statement of Chief EXECUTIVE Officer under 18 U.S.C. .ss.  1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Annual Report of the Company on Form 10-K for the period ended December 31, 2007 (the "Report"), fully complies with the requirements of section 13(a) or section 15 (d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     /s/ Peter C. Chang

     Peter C. Chang

     March 24, 2008

Exhibit 32.2

Statement of Acting Chief FINANCIAL Officer under 18 U.S.C. .ss. 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Annual Report of the Company on Form 10-K for the period ended December 31, 2007 (the "Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     /s/ Anita K. Ho

     Anita K. Ho

     March 24, 2008