Form 10-Q
period 2008-05-12
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2008-05-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, ”large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐               Accelerated Filer ☐               Non-accelerated filer ☐                 Smaller reporting company ☑

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

On April 30, 2008, 41,429,420 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

1

ALLIANCE FIBER OPTIC PRODUCTS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per value data)

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$10,070	$4,945
Short-term investments	9,677	31,535
Accounts receivable, net	6,317	5,393
Inventories, net	5,108	5,003
Prepaid expense and other current assets	560	481

Total current assets	31,732	47,357

Long-term investments	15,573	-
Property and equipment, net	4,518	4,373
Other assets	239	226

Total assets	$52,062	$51,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,682	$4,523
Accrued expenses	2,731	3,388
Current portion of bank loan	141	132

Total current liabilities	7,554	8,043

Long-term liabilities:
Bank loan	559	557
Other long-term liabilities	492	449

Total long term liabilities	1,051	1,006

Total liabilities	8,605	9,049

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
41,428,420 and 41,366,545shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	41	41
Additional paid-in-capital	111,077	111,006
Accumulated deficit	(67,626)	(68,446)
Accumulated other comprehensive (loss) / income	(35)	306

Stockholders' equity	43,457	42,907

Total liabilities and stockholders' equity	$52,062	$51,956

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per value data)

	Three Months Ended March 31,
	2008	2007
Revenues	$9,401	$6,701
Cost of revenues	6,455	4,602

Gross profit	2,946	2,099

Operating expenses:
Research and development	898	689
Sales and marketing	668	569
General and administrative	894	861

Total operating expenses	2,460	2,119

Income (loss) from operations	486	(20)
Interest and other income, net	396	409

Net income before tax	882	389
Income taxes	62	-

Net income	$820	$389

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Shares used in computing net income per share:
Basic	41,392	40,539
Diluted	44,423	44,664

Included in costs and expenses above: Stock based compensation charges
Cost of revenues	$22	$51
Research and development	10	20
Sales and marketing	7	12
General and administrative	12	41

Total	$51	$124

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$820	$389
Adjustments to reconcile net income to net cash (used in)/
provided by operating activities:
Depreciation	263	286
Amortization of stock-based compensation	51	124
Loss on disposal of property and equipment	-	15
Provision for inventory valuation	(83)	(94)
Changes in assets and liabilities:
Accounts receivable	(924)	(397)
Inventories	(22)	(384)
Prepaid expenses and other current assets	(79)	4
Other assets	(13)	6
Accounts payable	159	687
Accrued expenses	(657)	(441)
Other long-term liabilities	43	10

Net cash (used in) provided by operating activities	(442)	205

Cash flows from investing activities:
Purchase of short-term investments	(1,994)	(11,692)
Proceeds from sales and maturities of short-term investments	7,559	10,568
Purchase of property and equipment	(112)	(220)

Net cash provided by (used in) investing activities	5,453	(1,344)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	21	72
Repayment of bank borrowings	(39)	(24)

Net cash (used in) provided by financing activities	(18)	48

Effect of exchange rate changes on cash and cash equivalents	132	8

Net increase (decrease) in cash and cash equivalents	5,125	(1,083)
Cash and cash equivalents at beginning of period	4,945	4,321

Cash and cash equivalents at end of period	$10,070	$3,238

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$(720)	$3
Cash paid for income taxes	$(50)	$-

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

Basis of presentation

The condensed consolidated financial information as of March 31, 2008 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 63.1% and 69.6% of our revenues for the quarters ended March 31, 2008 and 2007, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 36.9% and 30.4% of our revenues for the quarters ended March 31, 2008 and 2007, respectively.

In the quarters ended March 31, 2008 and 2007, our top 10 customers comprised 60.3% and 63.9% of our revenues, respectively. For the three months ended March 31, 2008, one customer accounted for 20.5% of our total revenues. Amount due from this customer was $1.4 million at March 31, 2008. For the three months ended March 31, 2007, three customers accounted for 19.3%, 11.8%, and 11.3% of our total revenue. Amounts due from these customers were $0.7 million, $0.7 million, and $0.6 million at March 31, 2007.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.141R, Business Combinations, or SFAS 141R. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141R establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in the business combination. The Company is currently determining the impact of implementing SFAS 141R, which will be effective for fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin, or ARB No 51, or SFAS 160. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 160 establishes and expands accounting and reporting standards for the noncontrolling interest in a subsidiary. The Company is currently determining the impact of implementing SFAS 160, which will be effective for fiscal year 2010.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development (R&D) activities to be recorded as assets and the payments to be expensed when the R&D activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The Company is currently evaluating the impact of EITF 07-3, but does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

As of March 31, 2008, there was $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s various option plans; that cost is expected to be recognized over a period of 2.01 years.

The following table sets forth the fair value of SBP awards estimated using the Binomial-Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended March 31,
	2008	2007
Volatility (percent)*	36.4	52
Expected term (in years)**	4	4
Risk-free interest rate (percent)***	2.1	4.64
Expected dividend rate (percent)	-	-
Forfeiture rate (percent)****	10	11
Weighted-average fair value per option granted	$1.81	$0.94

* Volatility is projected using Industry Analysis forecasts for earnings, earning per share, and stock price, and the Company’s earning forecast.

** The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

*** The risk free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of the option.

**** Forfeiture rate is the estimated percentage of options forfeited by employees leaving or being terminated before vesting.

At March 31, 2008, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. The Board of Directors determined not to increase the number of shares available under the Plan on January 1, 2007 and 2008, respectively. Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company’s common stock on the date of grant.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to the stock option activity for the three months ended March 31, 2008:

Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2007	4,967,458	$1.34
Granted	152,500	1.81
Exercised	(61,875)	0.34
Forfeited	-	0
Outstanding at March 31, 2008	5,058,083	$1.37	6.4 Years	$1,248,662
Vested and expected to vest at March 31, 2008	4,952,646	$1.37	6.4 Years	$1,225,430
Exercisable at March 31, 2008	4,631,422	$1.36	6.3 Years	$1,165,879

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $59,000 and $87,000, respectively.

The weighted average grant date fair value of options granted during the quarter ended March 31, 2008 and 2007 was $197,000 and $382,000, respectively.

Expected dividend rate is 0% for both three month periods ended March 31, 2008 and 2007 respectively.

Cash received from option exercises during the three months ended March 31, 2008 and 2007 was $21,000 and $72,000, respectively. They are included within the financing activities section in the accompanying consolidated statements of cash flows.

4. Inventories, net (in thousands)

	March 31, 2008 (unaudited)	December 31, 2007

Finished goods	$ 1,391	$ 1,599
Work-in-process	2,112	1,877
Raw materials	1,605	1,527

	$ 5,108	$ 5,003

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$820	$389

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	41,392	40,539
Less: Weighted average of shares subject to repurchase	-	-

Basic	41,392	40,539

Diluted	44,423	44,664

Net income per share:
Basic	$0.02	$0.01

Dulited	$0.02	$0.01

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock and
shares subject to repurchase	3,031	5,132

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$820	$389
Cumulative translation adjustments	378	(3)
Unrealized gain (loss) on investments	(720)	3

Total comprehensive income	$478	$389

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company’s consolidated financial position, results of operations and cash flows.

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2013.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Nine months ending December 31, 2008	$749
Years ending December 31:
2009	649
2010	432
2011	192
2012	135
2013	53

Total	$2,210

Letter of Credit:

The Company had a letter of credit of $0.4 million outstanding as of March 31, 2008. The letter of credit is collateralized by short-term investments of $0.4 million.

9. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company’s building in Taiwan. The net book value of the building was $0.6 million as of March 31, 2008.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

Payments due under bank loans as of March 31, 2008 are as follows (in thousands):

Years ending December 31,
2008	$122
2009	163
2010	134
2011	110
2012	103
2013 and after	134

Total payment	766
Less: Amounts representing interest	(66)

Present value of net remaining payments	700
Less: current portion	(141)

Long-term portion	$559

10. Related Party Transactions

As of March 31, 2008, Foxconn Holding Limited was a holder of 19.7% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.4 million in the quarter ended March 31, 2008. Purchases of raw materials from Hon Hai Precision Company Limited were $1.1 million in the quarter ended March 31, 2008. Amounts due from Hon Hai Precision Company Limited were $0.5 million at March 31, 2008. Amounts due to Hon Hai Precision Company Limited were $1.1 million at March 31, 2008.

11. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues
North America	$4,935	$4,394
Europe	1,076	380
Asia	3,390	1,927

	$9,401	$6,701

	Three Months Ended March 31,
	2008	2007
Revenues
Connectivity products	$5,936	$4,662
Optical passive products	3,465	2,039

	$9,401	$6,701

	March 31, 2008	December 31, 2007
	(unaudited)
Property and Equipment
United States	$82	$93
Taiwan	2,883	2,800
China	1,553	1,480

	$4,518	$4,373

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, exposure to interest rate or currency fluctuation, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, the effect of recent accounting pronouncements and our critical accounting policies, estimates, models and assumptions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2007.

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

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $51,000 and $124,000, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of March 31, 2008, total unrecognized compensation costs related to unnvested stock options was $0.1 million which is expected to be recognized as an expense over a weighted average period of approximately 2.01 years.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We started selling our optical passive products in July 2000. Since introduction, sales of optical passive products have fluctuated with the overall market for these products.

Our optical passive products contributed revenues of $3.5 million and $2.0 million for the quarters ended March 31, 2008 and March 31, 2007, respectively. In the quarters ended March 31, 2008 and March 31, 2007, our top 10 customers comprised 60.3% and 63.9% of our revenues, respectively. For the three months ended March 31, 2008, one customer accounted for 20.5% of our total revenues. For the three months ended March 31, 2007, three customers accounted for 19.3%, 11.8%, and 11.3% of our total revenues, respectively. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	68.7	68.7

Gross profit	31.3	31.3

Operating expenses:
Research and development	9.6	10.3
Sales and marketing	7.1	8.5
General and administrative	9.5	12.8

Total operating expenses	26.2	31.6

Income (loss) from operations	5.2	(0.3)
Interest and other income, net	4.2	6.1

Income before income taxes	9.4%	5.8%

Revenues. Revenues were $9.4 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively. Revenues increased 40.3% in the quarter ended March 31, 2008 from the same period in 2007, primarily due to a large telecom product contract and increased volume shipments of telecom and cable television applications related products.

Cost of Revenues. Cost of revenues was $6.5 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively. Cost of revenues as a percentage of revenues was 68.7% in the three months ended March 31, 2008 and 2007, respectively. We expect cost of revenues benefited from increased factory utilization and improved manufacturing overhead absorption as a result of increased volume shipments of our products.

Gross Profit. Gross profit increased in dollars to $2.9 million, or 31.3% of revenues, for the three months ended March 31, 2008 from $2.1 million, or 31.3% of revenues, for the same period in 2007. For the period ended March 31, 2008, higher customer demand and higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin. We expect our gross profit as a percentage of revenues to continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses increased to $0.9 million for the three months ended March 31, 2008 from $0.7 million for the same period in 2007. As a percentage of revenues, research and development expenses decreased to 9.6% in the three months ended March 31, 2008 from 10.3% for the same period in 2007. We expect to increase research and development expenses slightly as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses increased to $0.7 million for the three months ended March 31, 2008 from $0.6 million for the same period in 2007. As a percentage of revenues, sales and marketing expenses decreased to 7.1% in the three months ended March 31, 2008 from 8.5% in the three months ended March 31, 2007. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade- show activities.

General and Administrative Expenses. General and administrative expenses remained at $0.9 million for the three months ended March 31, 2008 and for the same period in 2007. As a percentage of revenues, general and administrative expenses decreased to 9.5% in the three months ended March 31, 2008 from 12.8% for the same period in 2007. We expect to increase general and administrative expenses due to higher fees and costs associated with compliance with laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

Stock-Based Compensation. Total stock based compensation decreased to $0.05 million for the three months ended March 31, 2008 from $0.1 million for the same period in 2007. This decrease was due to lower volatility rate projected for the 2008 fiscal year.

Interest and Other Income, Net. Interest and other income, net, was $0.4 million for the three months ended March 31, 2008 and 2007, respectively.

Income tax expense. During the three months ended March 31, 2008, we paid $0.05 million income tax for the year ended December 31, 2007. Income tax expense was approximately $0.01 million for the three months ended March 31, 2008. We did not incur income tax expense for the three months ended March 31, 2007 because we utilized tax credits due to our accumulated deficit.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $10.1 million and short-term investments of $9.7 million. During the quarter, we reclassified $15.6 million of auction rate securities collateralized by student loans and substantially guaranteed by the U.S. Department of Education from short-term investments into long-term investments. During the quarter, at March 31, 2008, twelve auctions failed, totaling $16.3 million related to these securities. Continued auction failures could adversely impact our liquidity as we may not be able to sell these securities when we want to and may have to hold them until maturity between 2032 and 2046.

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2008. Net cash used by operating activities was primarily due to $0.9 million increase in accounts receivable and decrease in accrued expenses, which was offset by net income of $0.8 million and total depreciation and amortization expenses of $0.3 million. Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2007. Net cash provided by operating activities was primarily due to net income of $0.4 million and total depreciation and amortization expense of $0.4 million, which was offset by $0.4 million increase in account receivable and $0.4 million increase in inventory. Accounts payable increased by $0.7 million offset by a $0.4 million decrease in accrued expenses.

Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2008. This resulted from $5.6 million in net proceeds from sales of short-term investment offset by $0.1 million spending on equipment purchases. Cash used in investing activities was $1.3 million for the three months ended March 31, 2007. In the three months ended March 31, 2007, we spent a net $1.1 million for the purchase of short-term securities, and we used $0.2 million to acquire property and equipment.

Cash used in financing activities was $18,000 for the three months ended March 31, 2008 and cash provided by financing activities was $48,000 for the three months ended March 31, 2007, resulting from proceeds from exercise of options to purchase common stock and repayment of bank borrowings.

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

Contractual Obligations

Our corporate headquarters are in Sunnyvale, California where we lease a 34,800 square foot facility from a third party for a current monthly rent of approximately $33,000. The lease has a six-year term commencing on July 22, 2004.

In December 2000, we purchased a space of approximately 8,200 square feet immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. Additionally, In February 2006, we entered into a new lease for a total of 21,600 square feet in a facility located in Hu-Kou, Taiwan. This lease will expire in January 2009.

In July 2007, we renewed the lease for our 62,000 square feet facility in the Shenzhen area of China, which will expire in July 2012. Additionally, in February 2007, we entered into a new lease for an 8,200 square feet dormitory in Shenzhen, which lease will expire in January 2012.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

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

We had net income of approximately $0.8 million and $0.4 million in the first quarter of fiscal 2008 and 2007, respectively. Although we generated a profit in the first quarters of fiscal 2008 and 2007, we may not be able to sustain profitability in the future. Our cash and cash equivalents decreased in the first quarter of fiscal 2008 due to the reclassification of auction rate securities from short-term investments to long-term investments. Our cash flows may be negative again in the future as we continue to invest in our business. As of March 31, 2008, we had an accumulated deficit of approximately $67.6 million.

We continue to experience fluctuating demand for our products. If demand for our products increases in the future, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to sustain profitability on a quarterly or an annual basis.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our optical passive products, our business will be seriously harmed.

Sales of our connectivity products accounted for over 63.10% of our revenues in the quarter ended March 31, 2008 and majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended March 31, 2008 and 2007, our top 10 customers comprised 60.3% and 63.9% of our revenues, respectively. For the three months ended March 31, 2008, one customer accounted for 20.5% of our total revenues. For the three months ended March 31, 2007, three customers accounted for 19.3%, 11.8%, and 11.3% of our total revenues, respectively.

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

Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

•	customer unwillingness to implement our products;
•	the success of our customers;
•	excess inventory in the telecommunications industry;
•	new product introductions by our competitors;
•	any failure of our products to perform as expected; or
•	any difficulty we may incur in meeting customers’ delivery requirements or product specifications.

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

Following the lead of the European Union, or EU, various governmental agencies have either already put into place or are planning to introduce regulations that regulate the permissible levels of hazardous substances in products sold in various regions of the world. For example, the RoHS directive for EU took effect on July 1, 2006. The labeling provisions of similar legislation in China went into effect on March 1, 2007. Consequently, many suppliers of products sold into the EU have required their suppliers to be compliant with the new directive. Many of our customers have adopted this approach and have required our full compliance. Though we have devoted a significant amount of resources and effort planning and executing our RoHS program, it is possible that some of our products might be incompatible with such regulations. In such event, we could experience the following consequences: loss of revenue, damaged reputation, diversion of resources, monetary penalties, and legal action.

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

Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing, manufacturing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, to devote more resources to the development, promotion and sale of products, to negotiate lower prices on raw materials and components, or to deliver competitive products at lower prices.

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

As of March 31, 2008, we had a total of 43 full-time employees in Sunnyvale, California, 344 full-time employees in Taiwan, and 354 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.9 million and $0.7 million for the quarters ended March 31, 2008 and 2007, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing consolidation, realignment, oversupply of product inventory and fluctuating demand for fiber optic products.

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

The communications industry is experiencing onsolidation and realignment, as industry participants seek to capitalize on the rapidly changing competitive landscape developing around the Internet and new communications technologies such as fiber optic networks. As the communications industry consolidates and realigns to accommodate technological and other developments, our customers may consolidate or align with other entities in a manner that results in a decrease in demand for our products.

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

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Vice President, Sales and Marketing; Wei-shin Tsay, our senior Vice President of Product Development; Anita Ho, our Acting Chief Financial Officer; and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary and at our facility in China. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have “key person” life insurance policies covering any of our employees.

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

Because we plan to introduce new products and product enhancements, we must effectively transfer production information from our product development department to our manufacturing group and coordinate our efforts with our suppliers to rapidly achieve volume production. In our experience, our yields have been lower during the early stages of introducing new product to manufacturing. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.

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

The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as it is difficult to police the unauthorized use of our products and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States laws. Our competitors and suppliers may independently develop similar technology, duplicate our products, or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

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

For the year ended December 31, 2007 and the three months ended March 31, 2008, sales to customers located outside of North America were 40.2% and 47.5% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

Dated: May 12, 2008

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By           /s/ Anita K. Ho

                 Anita K. Ho

Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended March 31, 2008

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date May 12, 2008

By /s/Peter C. Chang

Peter C. Chang

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended March 31, 2008

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date May 12, 2008

By /s/Anita K. Ho

Anita K. Ho

Acting Chief Financial Officer

(Principal Accounting Officer)

Exhibit 32.1

Statement of Chief EXECUTIVE Officer under 18 U.S.C. § 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2008 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Peter C. Chang

            Peter C. Chang

             May 12, 2008

Exhibit 32.2

Statement of Acting Chief FINANCIAL Officer under 18 U.S.C. § 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2008 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/Anita K. Ho

           Anita K. Ho

          May 12, 2008