Form 10-Q
period 2008-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2008-08-08
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0554122

(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

275 Gibraltar Drive, Sunnyvale, California 94089

(Address of Principal Executive Offices)

(408) 736-6900

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller reporting company ☑
                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On August 1, 2008, 41,766,011 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

 ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$16,307	$4,945
Short-term investments	4,786	31,535
Accounts receivable, net	6,660	5,393
Inventories, net	5,990	5,003
Prepaid expense and other current assets	512	481

Total current assets	34,255	47,357

Long-term investments	15,371	-
Property and equipment, net	4,668	4,373
Other assets	249	226

Total assets	$54,543	$51,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,387	$4,523
Accrued expenses	3,173	3,388
Current portion of bank loan	144	132

Total current liabilities	8,704	8,043

Long-term liabilities
Bank loan	521	557
Other long-term liabilities	499	449

Total long term liabilities	1,020	1,006

Total liabilities	9,724	9,049

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
41,765,551 and 41,366,545 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	42	41
Additional paid-in-capital	111,442	111,006
Accumulated deficit	(66,545)	(68,446)
Accumulated other comprehensive income (loss)	(120)	306

Stockholders' equity	44,819	42,907

Total liabilities and stockholders' equity	$54,543	$51,956

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$10,323	$8,701	$19,724	$15,402
Cost of revenues	7,069	5,929	13,524	10,531

Gross profit	3,254	2,772	6,200	4,871

Operating expenses:
Research and development	895	848	1,793	1,537
Sales and marketing	645	634	1,313	1,203
General and administrative	893	915	1,787	1,776

Total operating expenses	2,433	2,397	4,893	4,516

Income from operations	821	375	1,307	355
Interest and other income, net	281	489	677	898

Net income before tax	$1,102	$864	$1,984	$1,253
Income tax	21	-	83	-
Net income	$1,081	$864	$1,901	$1,253

Net income per share:
Basic	$0.03	$0.02	$0.05	$0.03

Diluted	$0.03	$0.02	$0.04	$0.03

Shares used in computing net income per share:
Basic	41,574	40,825	41,483	40,706

Diluted	42,674	45,608	42,659	45,489

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$20	$41	$42	$92
Research and development	9	17	19	37
Sales and marketing	6	12	13	24
General and administrative	11	33	23	74

Total	$46	$103	$97	$227

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands, excpet share data)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,901	$1,253
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	529	578
Loss on disposal of property and equipment	-	52
Amortization of stock-based compensation	97	227
Provision (credit) for doubtful accounts and sales returns	-	(59)
Provision for inventory	(370)	(357)
Changes in assets and liabilities:
Accounts receivable, net	(1,267)	(1,116)
Inventories	(617)	(404)
Prepaid expenses and other current assets	(31)	(13)
Other assets	(23)	(2)
Accounts payable	864	923
Accrued expenses	(215)	88
Other long-term liabilities	50	28

Net cash provided by operating activities	918	1,198

Cash flows from investing activities:
Purchase of short-term investments	(13,349)	(14,816)
Proceeds from sales and maturities of short-term investments	23,780	13,864
Purchase of of property and equipment	(470)	(548)

Net cash provided by (used in) investing activities	9,961	(1,500)

Cash flows from financing activities:
Proceeds from issurance of common stock under ESPP	207	276
Proceeds from the exercise of stock options	133	99
Repayment of bank borrowings	(75)	(51)

Net cash provided by financing activities	265	324

Effect of exchange rate changes on cash and cash equivalents	218	23

Net increase in cash and cash equivalents	11,362	45
Cash and cash equivalents at beginning of period	4,945	4,321

Cash and cash equivalents at end of period	$16,307	$4,366

Supplemental disclosure of cash flow information:
Unrealized (loss) gain on investments	$(947)	$10
Cash paid for income taxes	$(50)	$-

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

Basis of presentation

The condensed consolidated financial information as of June 30, 2008 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 65.3% and 64.0% of our revenues for the three months ended June 30, 2008 and 2007, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 34.7% and 36.0% of our revenues for the three months ended June 30, 2008 and 2007, respectively.

Our connectivity products contributed 64.2% and 66.4% of our revenues for the six months ended June 30, 2008 and 2007, respectively. Our optical passive products contributed 35.8% and 33.6% of our revenues for the six months ended June 30, 2008 and 2007, respectively.

In the quarters ended June 30, 2008 and 2007, our top 10 customers comprised 67.6% and 57.6% of our revenues, respectively. For the quarter ended June 30, 2008, two customers accounted for 18.0% and 10.9% of our total revenues, respectively. For the quarter ended June 30, 2007, one customer accounted for 22.6% of our total revenues.

In the six months ended June 30, 2008 and 2007, our top 10 customers comprised 66.0% and 61.2% of our revenues, respectively. For the six months ended June 30, 2008, two customers accounted for 19.2% and 10.0% of our total revenues, respectively. For the six months ended June 30, 2007, one customer accounted for 21.2% of our total revenues.

2. Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company adopted the provisions of EITF 07-3, which did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has elected not to account for any of its financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159, on January 1, 2008, did not have an impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and six months ended June 30, 2008.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. On January 1, 2008, the Company adopted the provisions of SFAS 157. See Note 11 for further details on the impact of the adoption of SFAS 157 on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and six months ended June 30, 2008.

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

As of June 30, 2008, there was $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s various option plans; that cost is expected to be recognized over a period of 2.0 years.

For the three and six months ended June 30, 2008, the fair value of SBP awards were estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Volatility (percent)*	36.4	52.0	36.4	52.0
Expected term (in years)**	4	4	4	4
Risk free interest rate (percent)***	3.02	4.77	2.65	4.70
Expected dividend rate (percent)	--	--	--	--
Forfeiture rate (percent)****	10	11	10	11
Weighted-average fair value per option granted	N/A	N/A	$1.81	$2.11

* Volatility is projected using Industry Analysts’ forecasts for earnings, earning per share, and stock price, and the Company’s earning forecast.

** The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

*** The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of the option.

**** Forfeiture rate is the estimated percentage of options forfeited by employees by leaving or being terminated before vesting.

N/A: No options were granted during the period.

Cash received from option exercises during the six months ended June 30, 2008 and 2007 was $133,000 and $99,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

4. Inventories, net (in thousands)

	June 30, 2008	December 31, 2007

Inventories
Finished goods	$ 1,795	$ 1,599
Work-in-process	2,311	1,877
Raw materials	1,884	1,527

	$ 5,990	$ 5,003

5. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all dilutive securities representing potential shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,081	$864	$1,901	$1,253

Weighted-average common shares - basic	41,574	40,825	41,483	40,706
Effect of dilutive securites:
Stock options	1,100	4,783	1,176	4,783

Weighted-average common shares - diluted	42,674	45,608	42,659	45,489

Net income per share:
Basic	$0.03	$0.02	$0.05	$0.03

Diluted	$0.03	$0.02	$0.04	$0.03

Total stock options outstanding of 2.0 million and 0.2 million for the three and six months ended June 30, 2008 and 2007, respectively, were excluded from the computation, as their inclusion would be antidilutive.

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,081	$864	$1,901	$1,253
Cumulative translation adjustments	143	62	521	59
Unrealized gain (loss) on short-term investments	(227)	7	(947)	10

Total comprehensive income	$997	$933	$1,475	$1,322

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2012.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Six months ending December 31, 2008	$510
Years ending December 31:
2009	613
2010	383
2011	106
2012	44

Total	$1,656

Letter of Credit:

The Company had a letter of credit of $0.4 million outstanding as of June 30, 2008. The letter of credit is collateralized by short-term investments of $0.4 million.

9. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company’s building in Taiwan. The net book value of the building was $0.6 million as of June 30, 2008.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

Payments due under our bank loans as of June 30, 2008 are as follows (in thousands):

Years ending December 31,
2008	$82
2009	164
2010	133
2011	110
2012	103
2013 and after	134

Total payment	726
Less: Amounts representing interest	(61)

Present value of net remaining payments	665
Less: current portion	(144)

Long-term portion	$521

10. Related Party Transactions

As of June 30, 2008, Foxconn Holding Limited was a holder of 19.15% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.5 million and $0.9 million for the three and six months ended June 30, 2008, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $1.3 million and $2.4 million for the three and six months ended June 30, 2008, respectively. Amounts due from Hon Hai Precision Company Limited were $0.6 million at June 30, 2008. Amounts due to Hon Hai Precision Company Limited were $1.3 million at June 30, 2008.

11. Fair Value of Financial instruments

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements. SFAS 157 does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to stock-based compensation under SFAS No. 123R, Share-Based Payments (“SFAS 123R”) or to leases under SFAS No. 13, Accounting for Leases.

In February 2008, FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities only.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of June 30, 2008, the Company held investments in auction rate securities that are required to be measured at fair value on a recurring basis. The Company estimated the fair value of its auction rate securities based on estimates contained in the broker statements that were compiled utilizing level 3 inputs including, but not limited to, factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at June 30, 2008 (in thousands) are as follows:

	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$8,885	$8,885	$-	$-
Short-term investments	4,786	4,786	-	-
Long-term investments	15,371	-	-	15,371

Total	$29,042	$13,671	$-	$15,371

Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Short-term investments are comprised of available-for-sale securities primarily invested in United States government agencies and commercial paper which are recorded at the estimated fair value based on level 1 inputs. Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For the three and six months ended June 30, 2008, the Company recognized $0.7 million and $0.9 million in unrealized loss associated with its short-term and long-term investments.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
North America	$5,771	$4,970	$10,705	$9,364
Europe	1,543	770	2,619	1,150
Asia	3,009	2,961	6,400	4,888

	$10,323	$8,701	$19,724	$15,402

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Connectivity products	$6,736	$5,571	$12,671	$10,233
Optical passive products	3,587	3,130	7,053	5,169

	$10,323	$8,701	$19,724	$15,402

	June 30, 2008	June 30, 2007
Property and Equipment
United States	$107	$93
Taiwan	2,949	2,800
China	1,612	1,480

	$4,668	$4,373

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2007.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes included elsewhere in this Report.

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2008 was $0.05 million and $0.1 million, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of June 30, 2008, total unrecognized compensation costs related to unnvested stock options was $0.2 million, which is expected to be recognized as an expense over a weighted average period of approximately 2.0 years.

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

Our optical passive products contributed revenues of $3.6 million and $3.1 million for the three months ended June 30, 2008 and 2007, respectively. In the three months ended June 30, 2008 and 2007, our top 10 customers comprised 67.6% and 57.6% of our revenues, respectively. For the three months ended June 30, 2008, two customers accounted for 18.0% and 10.9% of our total revenues. For the three months ended June 30, 2007, one customer accounted for 22.6% of our total revenues. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.5	68.1	68.6	68.4

Gross profit	31.5	31.9	31.4	31.6

Operating expenses:
Research and development:	8.7	9.7	9.1	10.0
Sales and marketing:	6.2	7.3	6.7	7.8
General and administrative	8.7	10.5	9.0	11.5

Total operating expenses	23.6	27.5	24.8	29.3

Income from operations	7.9	4.4	6.6	2.3
Interest and other income, net	2.7	5.6	3.4	5.8

Net income	10.0%	10.0%	10.0%	8.1%

Revenues. Revenues were $10.3 million and $8.7 million for the three months ended June 30, 2008 and 2007, respectively. Revenues increased 18.6% in the three months ended June 30, 2008 from the same period in 2007, as a result of a broad base increase in demand from our customers, especially for Datacenter related products from our Premise Market customers. Revenues were $19.7 million and $15.4 million for the six months ended June 30, 2008 and 2007, respectively. Revenues increased 28.1% in the six months ended June 30, 2008 from the same period in 2007, mainly due to a large telecom product contract for our optical passive and connectivity products and increased volume shipments of our optical passive and connectivity products for telecom and cable television applications.

Cost of Revenues. Cost of revenues was $7.1 million and $5.9 million for the three months ended June 30, 2008 and 2007, respectively. Cost of revenues as a percentage of revenues increased to 68.5% for the three months ended June 30, 2008 from 68.1% for the three months ended June 30, 2007. Cost of revenues was $13.5 million and $10.5 million for the six months ended June 30, 2008 and 2007, respectively. Cost of revenues as a percentage of revenues increased to 68.6% for the six months ended June 30, 2008 from 68.4% for the six months ended June 30, 2007. The higher cost of revenues as a percentage of revenues for the period ended June 30, 2008 was due to increased sales of optical passive products, which have lower gross margins.

Gross Profit. Gross profit increased in dollars to $3.3 million, or 31.5% of revenues, for the three months ended June 30, 2008 from $2.8 million, or 31.9% of revenues, for the same period in 2007. Gross profit increased to $6.2 million, or 31.4% of revenues, for the six months ended June 30, 2008 from $4.9 million, or 31.6% of revenues, for the same period in 2007. For the period ended June 30, 2008, the higher utilization of our factories as a result of increased volume shipments of our products were offset to some extent by increased sales of optical passive products which have lower gross margins.

Research and Development Expenses. Research and development expenses increased to $0.9 million for the three months ended June 30, 2008 from $0.8 million for the same period in 2007. Research and development expenses increased to $1.8 million for the six months ended June 30, 2008 from $1.5 million for the same period in 2007. The increase was primarily due to costs associated with new product development. As a percentage of revenues, research and development expenses decreased to 8.7% in the three months ended June 30, 2008 from 9.7% for the same period in 2007. As a percentage of revenues, research and development expenses decreased to 9.1% in the six months ended June 30, 2008 from 10.0% for the same period in 2007. We expect research and development expenses on our product development efforts to increase in the near term as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended June 30, 2008 and 2007, respectively. Sales and marketing expenses increased to $1.3 million for the six months ended June 30, 2008 from $1.2 million for the same period in 2007. As a percentage of revenues, sales and marketing expenses decreased to 6.2% in the three months ended June 30, 2008 from 7.3% for the same period in 2007. As a percentage of revenues, sales and marketing expenses decreased to 6.7% in the six months ended June 30, 2008 from 7.8% for the same period in 2007. We expect sales and marketing expenses to decline slightly in the next two quarters as a result of fewer trade show activities.

General and Administrative Expenses. General and administrative expenses remained at $0.9 million for the three months ended June 30, 2008 and 2007, respectively. General and administrative expenses remained at $1.8 million for the six months ended June 30, 2008 and for the same period in 2007. As a percentage of revenues, general and administrative expenses decreased to 8.7% in the three months ended June 30, 2008 from 10.5% for the same period in 2007. As a percentage of revenues, general and administrative expenses decreased to 9.0% in the six months ended June 30, 2008 from 11.5% for the same period in 2007. We expect general and administrative expenses will remain relatively flat in the next two quarters.

Stock-Based Compensation. Total stock-based compensation decreased to $0.05 million for the three months ended June 30, 2008 from $0.1 million for the same period in 2007. Total stock-based compensation decreased to $0.1 million for the six months ended June 30, 2008 from $0.2 million for the same period in 2007. These decreases were due to fewer unvested stock options to date in 2008.

Interest and Other Income, Net. Interest and other income, net, was $0.3 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively. Interest and other income, net, was $0.7 million and $0.9 million for the six months ended June 30, 2008 and 2007, respectively.

Income Tax Expense. During the three months ended March 31, 2008, we paid $0.05 million income tax for the year ended December 31, 2007. Income tax expense was approximately $0.02 million and $0.03 million for the three months and six months ended June 30, 2008. We did not incur income tax expense for the three months and six months ended June 30, 2007 because we utilized tax credits due to our accumulated deficit.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $16.3 million and short-term investments of $4.8 million. On March 31, 2008, we reclassified $15.6 million of auction rate securities collateralized by student loans and substantially guaranteed by the U.S. Department of Education from short-term investments into long-term investments. During the three months ended June 30, 2008, the Company recorded an unrealized loss of $0.2 million on these securities. At June 30, 2008, we had long-term investments of $15.4 million. Continued auction failures could adversely impact our liquidity as we may not be able to sell these securities when we want to and may have to hold them until maturity between 2032 and 2046.

Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2008. Net cash provided by operating activities was primarily due to net income of $1.9 million, an increase in accounts payable of $0.9 million, and total depreciation and amortization expenses of $0.6 million, which was offset by a $1.3 million increase in accounts receivable, a $0.4 million decreased in inventory provision and a $0.6 million increase in inventory. Net cash provided by operating activities was $1.2 million for the six months ended June 30, 2007, and was primarily due to net income of $1.3 million, an increase in accounts payable of $0.9 million, and total depreciation and amortization expenses of $0.8 million, which was offset by a $1.1 million increase in accounts receivable, a $0.4 million decreased in inventory provision and a $0.4 million increase in inventory.

Cash provided by investing activities was $10.0 million for the six months ended June 30, 2008. This resulted from $10.4 million in net proceeds from sales of short-term investments offset by $0.5 million spending on equipment purchases. Cash used in investing activities was $1.5 million for the six months ended June 30, 2007. In the six months ended June 30, 2007, we spent a net $1.0 million for the purchase of short-term securities, and we used $0.5 million to acquire property and equipment.

Cash provided by financing activities was $0.3 million for each of the six months ended June 30, 2008 and 2007, resulting from proceeds from the exercise of options to purchase our common stock and common stock issued through our Employee Stock Purchase Plan. Cash used in financing activities was $0.08 million and $0.05 million for the six months ended June 30, 2008 and 2007, respectively, and was used for repayment of bank borrowings.

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

ITEM 4T: CONTROLS AND PROCEDURES

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

We had net income of approximately $1.1 million and $0.9 million in the second quarter of fiscal 2008 and 2007, respectively. Although we generated a profit in the second quarter of fiscal 2008 and 2007, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in the second quarter of fiscal 2008, our cash flows may be negative again in the future as we continue to invest in our business. As of June 30, 2008, we had an accumulated deficit of approximately $66.5 million.

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

Sales of our connectivity products accounted for over 65.3% of our revenues in the quarter ended June 30, 2008 and majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended June 30, 2008 and 2007, our top 10 customers comprised 67.6% and 57.6% of our revenues, respectively. Two customers accounted for 18.0% and 10.9% of our total revenues for the three months ended June 30, 2008. Two customers accounted for 19.2% and 10.0% of our total revenues for the six months ended June 30, 2008.

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

As of June 30, 2008, we had a total of 42 full-time employees in Sunnyvale, California, 335 full-time employees in Taiwan, and 461 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.9 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively. Our total research and development expenses were approximately $1.8 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. We expect that our research and development expense may increase in the second half of 2008 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

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

We depend on third parties to supply the raw materials and components we use to manufacture our products. To be competitive, we must obtain from our suppliers, on a timely basis, sufficient quantities of raw materials and components at acceptable prices. We obtain most of our critical raw materials and components from a single or limited number of suppliers and generally do not have long-term supply contracts with them. As a result, our suppliers could terminate the supply of a particular material or component at any time without penalty. Finding alternative sources may involve significant expense and delay, if these sources can be found at all. One component, GRIN lenses, is only available from one supplier. Difficulties in obtaining raw materials or components in the future may delay or limit our product shipments, which could result in lost orders, increase our costs, reduce our control over quality and delivery schedules and require us to redesign our products. If a supplier became unable or unwilling to continue to manufacture or ship materials or components in required volumes, we would have to identify and qualify an acceptable replacement. A delay or reduction in shipments or any need to identify and qualify replacement suppliers would harm our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls as of December 31, 2007, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2009. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

For the three and six months ended June 30, 2008, sales to customers located outside of North America were 44.1% and 45.7% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2008, we held our 2008 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

(a)     Election of Class II director:

                             For                                 Withheld

                      Ray Sun          35,548,752 shares          400,021 shares

         (b)    Ratification of the appointment of Stonefield Josephson, Inc. as independent registered public accountants of the Company for the 2008 fiscal year:

                 For                              Against                         Abstain

                 35,822, 137 shares     106,157 shares               20,479 shares

Other directors whose term of office as a director continued after the Annual Meeting were Peter Chang, Richard Black, Gwong-Yih Lee, and James Yeh.

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

Dated: August 8, 2008

   ALLANCE FIBER OPTIC PRODUCTS, INC

By /s/ Anita K. Ho

Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended June 30, 2008

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

Date August 8, 2008

By /s/Peter C. Chang

Peter C. Chang

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended June 30, 2008

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

Date August 8, 2008

By/s/Anita K. Ho

Anita K. Ho

Acting Chief Financial Officer

(Principal Accounting Officer)

Exhibit 32.1

Statement of Chief EXECUTIVE Officer under 18 U.S.C. § 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2008 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Peter C. Chang

          Peter Chang

          August 8, 2008

Exhibit 32.2

Statement of Acting Chief FINANCIAL Officer under 18 U.S.C. § 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2008 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/Anita K. Ho

          Anita K. Ho

          August 8, 2008