Form 10-Q
period 2008-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2008-11-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0554122
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

275 Gibraltar Drive, Sunnyvale, California 94089
(Address of Principal Executive Offices)

(408) 736-6900
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, ”large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated Filer ☐       Non-accelerated filer ☐       Smaller reporting company ☑
                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                              Yes  ☐       No ☑

On October 31, 2008, 41,776,011 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$21,241	$4,945
Short-term investments	1,990	31,535
Accounts receivable, net	5,568	5,393
Inventories, net	6,366	5,003
Prepaid expense and other current assets	517	481

Total current assets	35,682	47,357

Long-term investments	14,990	-
Property and equipment, net	4,584	4,373
Other assets	238	226

Total assets	$55,494	$51,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,354	$4,523
Accrued expenses	3,316	3,388
Current portion of bank loans	136	132

Total current liabilities	8,806	8,043

Long-term liabilities
Bank loans	457	557
Other long-term liabilities	480	449

Total long term liabilities	937	1,006

Total liabilities	9,743	9,049

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
41,776,011 and 41,366,545 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	42	41
Additional paid-in-capital	111,484	111,006
Accumulated deficit	(65,200)	(68,446)
Accumulated other comprehensive income (loss)	(575)	306

Stockholders' equity	45,751	42,907

Total liabilities and stockholders' equity	$55,494	$51,956

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$10,829	$9,170	$30,553	$24,572
Cost of revenues	7,403	6,291	20,927	16,822

Gross profit	3,426	2,879	9,626	7,750

Operating expenses:
Research and development	884	876	2,677	2,413
Sales and marketing	608	556	1,921	1,759
General and administrative	888	817	2,675	2,593

Total operating expenses	2,380	2,249	7,273	6,765

Income from operations	1,046	630	2,353	985
Interest and other income, net	319	435	996	1,333

Net income before tax	1,365	$1,065	$3,349	$2,318
Income tax	20	-	103	-

Net income	$1,345	$1,065	$3,246	$2,318

Net income per share:
Basic	$0.03	$0.03	$0.08	$0.06

Diluted	$0.03	$0.02	$0.08	$0.05

Shares used in computing net income per share:
Basic	41,641	40,980	41,536	40,799

Diluted	42,542	44,929	42,621	44,747

Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$17	$29	$59	$121
Research and development	7	13	26	50
Sales and marketing	5	9	18	33
General and administrative	5	40	28	114

Total	$34	$91	$131	$318

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net Income	$3,246	$2,318
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	769	868
Loss on disposal of property and equipment	-	53
Amortization of stock-based compensation	131	318
Provision (credit) for doubtful accounts and sales returns	-	(59)
Provision for inventory	(236)	(352)
Changes in assets and liabilities:
Accounts receivable	(175)	(1,140)
Inventories	(1,127)	310
Prepaid expenses and other current assets	(36)	(211)
Other assets	(12)	(106)
Accounts payable	831	715
Accrued expenses	(72)	526
Other long-term liabilities	31	44

Net cash provided by operating activities	3,377	3,284

Cash flows from investing activities:
Purchase of short-term investments	(26,690)	(15,803)
Proceeds from sales and maturities of short-term investments	39,911	13,486
Purchase of of property and equipment	(802)	(728)

Net cash provided by (used in) investing activities	12,419	(3,045)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	207	276
Proceeds from the exercise of common stock options	142	162
Proceeds of bank borrowings	-	150
Repayment of bank borrowings	(109)	(78)

Net cash provided by financing activities	240	510

Effect of exchange rate changes on cash and cash equivalents	260	186

Net increase in cash and cash equivalents	16,296	935
Cash and cash equivalents at beginning of period	4,945	4,321

Cash and cash equivalents at end of period	$21,241	$5,256

Supplemental disclosure of cash flow information:
Unrealized (loss) gain on investments	$(1,334)	$10
Cash paid for income taxes	$(50)	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

Basis of Presentation

The condensed consolidated financial information as of September 30, 2008 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 64.4% and 67.4% of our revenues for the three months ended September 30, 2008 and 2007, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 35.6% and 32.6% of our revenues for the three months ended September 30, 2008 and 2007, respectively.

Our connectivity products contributed 64.3% and 66.8% of our revenues for the nine months ended September 30, 2008 and 2007, respectively. Our optical passive products contributed 35.7% and 33.2% of our revenues for the nine months ended September 30, 2008 and 2007, respectively.

In the quarters ended September 30, 2008 and 2007, our top 10 customers comprised 62.3% and 51.8% of our revenues, respectively. For the quarters ended September 30, 2008 and 2007, one customer accounted for 14.1% and 13.3% of our total revenues, respectively.

In the nine months ended September 30, 2008 and 2007, our top 10 customers comprised 64.1% and 54.5% of our revenues, respectively. For the nine months ended September 30, 2008, two customers accounted for 15.9% and 10.3% of our total revenues, respectively. For the nine months ended September 30, 2007, one customer accounted for 18.2% of our total revenues.

2. Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company adopted the provisions of EITF 07-3, which did not have an impact on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has elected not to account for any of its financial assets or liabilities using the provisions of SFAS 159. As such, the adoption of SFAS 159, on January 1, 2008, did not have an impact on the Company’s unaudited condensed consolidated results of operations or financial condition for the three and nine months ended September 30, 2008.

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

In October 2008, the FASB issued Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is N ot Active”. The Company has adopted the application specified in FAS 157-3 to assess the relevance of observable and unobservable inputs available to measure fair market value. See Note 11 for further details on the impact of the adoption of SFAS 157 on the Company’s unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the potential impact upon the adoption of FAS 160 may have on its financial statements.

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

As of September 30, 2008, there was three thousand dollars of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s various option plans; that cost is expected to be recognized over a period of 1.25 years. As of September 30, 2007, there was $0.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s various option plans; that cost is expected to be recognized over a period of 2.25 years.

For the three and nine months ended September 30, 2008 and 2007, the fair value of SBP awards were estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Volatility (percent)*	36.4	52.0	36.4	52.0
Expected term (in years)**	4	4	4	4
Risk-free interest rate (percent)***	2.84	4.30	2.71	4.57
Expected dividend rate (percent)	--	--	--	--
Forfeiture rate (percent)****	10	11	10	11
Weighted-average fair value per option granted	N/A	$ 2.20	$ 1.81	$ 2.13

* Volatility is projected using Industry Analysts’ forecasts for earnings, earnings per share, and stock price, and the Company’s earning forecast.

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

Cash received from option exercises during the nine months ended September 30, 2008 and 2007 was $142,000 and $162,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

4. Inventories, net (in thousands)

	September 30, 2008	December 31, 2007

Inventories
Finished goods	$ 2,330	$ 1,599
Work-in-process	1,921	1,877
Raw materials	2,115	1,527

	$ 6,366	$ 5,003

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,345	$1,065	$3,246	$2,318

Denominator:
Shares used in computing net income per share:

Basic	41,641	40,980	41,536	40,799

Diluted	42,542	44,929	42,621	44,747

Net income per share:
Basic	$0.03	$0.03	$0.08	$0.06

Diluted	$0.03	$0.02	$0.08	$0.05

Total stock options outstanding of 0.9 million and 1.1 million for the three and nine months ended September 30, 2008, respectively, and total stock options outstanding of 3.9 million for each of the three and nine months ended September 30, 2007, were excluded from the computation, as their inclusion would be antidilutive.

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,345	$1,065	$3,246	$2,318
Cumulative translation adjustments	(68)	189	453	248
Unrealized gain (loss) on short-term investments	(387)	11	(1,334)	21

Total comprehensive income	$890	$1,265	$2,365	$2,587

7. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company’s consolidated financial position, results of operations and cash flows.

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2012.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Three months ending December 31, 2008	$222
Years ending December 31:
2009	595
2010	383
2011	106
2012	45

Total	$1,351

Letter of Credit:

The Company had a letter of credit of $0.4 million outstanding as of September 30, 2008. The letter of credit is collateralized by short-term investments of $0.4 million.

9. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company’s building in Taiwan. The net book value of the building was $0.6 million as of September 30, 2008.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

Payments due under the bank loans as of September 30, 2008 are as follows (in thousands):

Years ending December 31,
2008	$39
2009	154
2010	126
2011	103
2012	97
2013 and after	127

Total payment	646
Less: Amounts representing interest	(53)

Present value of net remaining payments	593
Less: current portion	(136)

Long-term portion	$457

10. Related Party Transactions

As of September 30, 2008, Foxconn Holding Limited was a holder of 19.15% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.2 million and $1.1 million for the three and nine months ended September 30, 2008. Purchases of raw materials from Hon Hai Precision Company Limited were $1.1 million and $3.6 million for the three and nine months ended September 30, 2008. Amounts due from Hon Hai Precision Company Limited were $0.1 million at September 30, 2008. Amounts due to Hon Hai Precision Company Limited were $1.1 million at September 30, 2008.

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

In October 2008, the FASB issued FSP SFAS 157-3, which provides guidance on how management's internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The Company incorporated the considerations of FSP SFAS 157-3 in its assessment of the fair value of its auction rate securities (“ARS”) as of September 30, 2008.

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at September 30, 2008 (in thousands) were as follows:

	Fair Value measurements at Reporting Date Using

	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Input (Level 3)

Cash and cash equivalents	$12,631	$12,631	$-	$-
Short-term investments	1,990	1,990	-	-
Long-term investments	14,990	-	-	14,990

Total	$29,611	$14,621	$-	$14,990

Cash and cash equivalents are comprised of short-term, highly liquid investments with maturities of 90 days or less from the date of purchase. Short-term investments are comprised of available-for-sale securities primarily invested in United States government agencies and commercial paper which are recorded at the estimated fair value based on level 1 inputs. Unrealized gains and losses associated with the Company’s investments, if any, are reported in stockholders’ equity in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For the three and nine months ended September 30, 2008, the Company recognized $0.4 million and $1.3 million, respectively in unrealized loss associated with its short-term and long-term investments.

The Company’s investments in ARS are required to be measured at fair value on a recurring basis. Since mid-February 2008, all ARS investments in the Company’s portfolio have experienced failed auctions. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008, and determined that the market for its ARS was not active at September 30, 2008. Consequently, the Company’s ARS investments have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve. The Company estimated the fair value of its auction rate securities based on estimates contained in broker statements that were compiled utilizing level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

The Company measured its ARS assets for the nine months ended September 30, 2008 (in thousands) as follows:

Significant Unobservable Inputs (Level 3)

Fair value January 1, 2008	$16,150
Purchase, January 2008	250
Sales, February 2008	(100)
Unrealized losses for nine months ended September 30, 2008	(1,310)

Fair value September 30, 2008	$14,990

In October 2008, the Company received an offer from UBS AG to purchase its ARS at par value (approximately $16.3 million) in accordance with the terms of the offer. The offer is non-transferable and expires on November 14, 2008. The Company is in the process of evaluating the offer and its impact on the Company.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated from geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
North America	$6,403	$5,536	$17,108	$14,900
Europe	1,935	733	4,554	1,883
Asia	2,491	2,901	8,891	7,789

Total	$10,829	$9,170	$30,553	$24,572

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Connectivity products	$6,977	$6,180	$19,648	$16,413
Optical passive products	3,852	2,990	10,905	8,159

Total	$10,829	$9,170	$30,553	$24,572

	September 30, 2008	December 31, 2007
Property and Equipment
United States	$119	$93
Taiwan	2,770	2,800
China	1,695	1,480

Total	$4,584	$4,373

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy and availability of our capital resources, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, the value of our investments, and the effect of recent and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, the impact and extent of the economic and financial crisis, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2008 was $34,000 and $131,000, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of September 30, 2008, total unrecognized compensation costs related to unnvested stock options was three thousand dollars, which is expected to be recognized as an expense over a weighted average period of approximately 1.25 years.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, for the year ended December 31, 2007.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We started selling our optical passive products in July 2000. Since introduction, sales of optical passive products have fluctuated with the overall market for these products.

Our optical passive products contributed revenues of $3.9 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively. In the three months ended September 30, 2008 and 2007, our top 10 customers comprised 62.3% and 51.8% of our revenues, respectively. One customer accounted for 14.1% and 13.3% of our total revenues for the three months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008 and 2007, our top 10 customers comprised 64.1% and 54.5% of our revenues, respectively. Two customers accounted for 15.9% and 10.3% of our total revenues for the nine months ended September 30, 2008, respectively. One customer accounted for 18.2% of our total revenues for the nine months ended September 30, 2007. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.4	68.6	68.5	68.5

Gross profit	31.6	31.4	31.5	31.5

Operating expenses:
Research and development	8.2	9.5	8.7	9.8
Sales and marketing	5.6	6.1	6.3	7.2
General and administrative	8.2	8.9	8.8	10.5

Total operating expenses	22.0	24.5	23.8	27.5

Income from operations	9.6	6.9	7.7	4.0
Interest and other income, net	3.0	4.7	3.2	5.4

Net income before tax	12.6%	11.6%	10.9%	9.4%
Inome tax	0.2	-	0.3	-

Net income	12.4%	11.6%	10.6%	9.4%

Revenues. Revenues were $10.8 million and $9.2 million for the three months ended September 30, 2008 and 2007, respectively. Revenues increased 18.1% in the quarter ended September 30, 2008 from the same period in 2007, as a result of a broadbased increase in demand from our customers, especially for our Multi-fiber Data Center product lines. Revenues were $30.6 million and $24.6 million for the nine months ended September 30, 2008 and 2007, respectively. Revenues increased 24.3% in the nine months ended September 30, 2008 from the same period in 2007, mainly due to a large telecom product contract for our optical passive and connectivity products and increased volume shipments of our optical passive and connectivity products for telecom and cable television applications.

Cost of Revenues. Cost of revenues was $7.4 million and $6.3 million for the three months ended September 30, 2008 and 2007, respectively. Cost of revenues as a percentage of revenues decreased slightly to 68.4% for the three months ended September 30, 2008 from 68.6% for the three months ended September 30, 2007. Cost of revenues was $20.9 million and $16.8 million for the nine months ended September 30, 2008 and 2007, respectively. Cost of revenues as a percentage of revenues remained the same at 68.5% for the nine months ended September 30, 2008 and 2007, respectively, and reflect increased sales of optical passive products, which have lower gross margins.

Gross Profit. Gross profit increased to $3.4 million, or 31.6% of revenues, for the three months ended September 30, 2008 from $2.9 million, or 31.4% of revenues, for the same period in 2007. Gross profit increased in dollars to $9.6 million, or 31.5% of revenues, for the nine months ended September 30, 2008 from $7.8 million, or 31.5% of revenues, for the same period in 2007. For the period ended September 30, 2008, the utilization of our factories as a result of increased volume shipments of our products were offset to some extent by increased sales of optical passive products which have lower gross margins.

Research and Development Expenses. Research and development expenses remained at $0.9 million for the three months ended September 30, 2008 and for the same period in 2007. Research and development expenses increased to $2.7 million for the nine months ended September 30, 2008 from $2.4 million for the same period in 2007. The increase was primarily due to costs associated with new product development. As a percentage of revenues, research and development expenses decreased to 8.2% in the three months ended September 30, 2008 from 9.5% for the same period in 2007. As a percentage of revenues, research and development expenses decreased to 8.7% in the nine months ended September 30, 2008 from 9.8% for the same period in 2007. We expect research and development expenses on our product development efforts to increase in the near term as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended September 30, 2008 and 2007. Sales and marketing expenses increased to $1.9 million for the nine months ended September 30, 2008 from $1.8 million for the same period in 2007. As a percentage of revenues, sales and marketing expenses decreased to 5.6% in the three months ended September 30, 2008 from 6.1% for the same period in 2007. As a percentage of revenues, sales and marketing expenses decreased to 6.3% in the nine months ended September 30, 2008 from 7.2% for the same period in 2007. We expect sales and marketing expenses will remain relatively flat in the next quarter as a result of no trade show activities.

General and Administrative Expenses. General and administrative expenses increased to $0.9 million for the three months ended September 30, 2008 from $0.8 million for the same period in 2007. General and administrative expenses increased to $2.7 million for the nine months ended September 30, 2008 from $2.6 million for the same period in 2007. As a percentage of revenues, general and administrative expenses decreased to 8.2% in the three months ended September 30, 2008 from 8.9% for the same period in 2007. As a percentage of revenues, general and administrative expenses decreased to 8.8% in the nine months ended September 30, 2008 from 10.5% for the same period in 2007. We expect general and administrative expenses will remain relatively flat in the next quarter.

Stock-Based Compensation. Total stock based compensation decreased to $34,000 for the three months ended September 30, 2008 from $91,000 for the same period in 2007. Total stock based compensation decreased to $131,000 for the nine months ended September 30, 2008 from $318,000 for the same period in 2007. These decreases were due to the lower market price of our common stock.

Interest and Other Income, Net. Interest and other income, net, was $0.3 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. Interest and other income, net, was $1.0 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest and other income is due to lower interest rates on our investments.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $21.2 million and short-term investments of $2.0 million. On March 31, 2008, we reclassified $15.6 million of auction rate securities collateralized by student loans and substantially guaranteed by the U.S. Department of Education from short-term investments into long-term investments. During the three months ended September 30, 2008, the Company recorded an unrealized loss of $0.4 million on these securities. At September 30, 2008, we had long-term investments of $15.0 million. Continued auction failures could adversely impact our liquidity as we may not be able to sell these securities when we want to and may have to hold them until maturity between 2032 and 2046. In October 2008, we received an offer from UBS AG to purchase our ARS at par value (approximately $16.3 million) in accordance with the terms of the offer. The offer is non-transferable and expires on November 14, 2008. We are in the process of evaluating the offer and its impact on the Company.

Net cash provided by operating activities was $3.4 million for the nine months ended September 30, 2008. The cash provided was primarily due to net income of $3.2 million, an increase in accounts payable of $0.8 million, and total depreciation and amortization expenses of $0.9 million, which was offset by $0.2 million inventory provision and $1.1 million increase in inventory. Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2007. Net cash provided by operating activities was primarily due to net income of $2.3 million, an increase in accounts payable of $0.7 million, an increase in accrued expenses of $0.5 million, and total depreciation and amortization expenses of $1.2 million, which was offset by a $1.1 million increase in accounts receivable, a $0.4 million decreased in inventory provision and a $0.3 million decrease in inventory.

Net cash provided by investing activities was $12.4 million for the nine months ended September 30, 2008. This resulted from $13.2 million in net proceeds from sales of short-term investments offset by $0.8 million spent on equipment. Cash used in investing activities was $3.0 million for the nine months ended September 30, 2007. In the nine months ended September 30, 2007, we spent a net $2.3 million for the purchase of short-term securities, and we used $0.7 million to acquire property and equipment.

Cash provided by financing activities was $0.2 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively, and was comprised of proceeds from exercise of options to purchase common stock and common stock issued through our Employee Stock Purchase Plan. Cash provided for the nine months ended September 30, 2007 also included net proceeds from borrowings under an equipment loan of $0.2 million, offset by repayment of bank borrowings.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements or we are not able to access our long-term investments, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing, particularly in light of the current economic environment, may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

Our corporate headquarters are in Sunnyvale, California where we lease a 34,800 square foot facility for a current monthly rent of approximately $33,000. The lease has a six-year term commencing on July 22, 2004.

In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to our leased facility in Tu-Cheng City, Taiwan for $0.8 million. Additionally, in February 2006, we entered into a lease for a total of 21,600 square feet in a facility located in Hu-Kou, Taiwan. This lease expires in January 2009 and has been terminated by the Company as of November 6, 2008.

In July 2007, we renewed the lease for our 62,000 square feet facility in the Shenzhen area of China, which will expire in July 2012. Additionally, in February 2007, we entered into a lease for an 8,200 square feet dormitory in Shenzhen, which lease will expire in January 2012.

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

We had net income of approximately $1.3 million and $1.1 million in the third quarters of fiscal 2008 and 2007, respectively. Although we generated a profit in the third quarter of fiscal 2008 and 2007, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased slightly in the third quarter of fiscal 2008, our cash flows may be negative again in the future as we continue to invest in our business. As of September 30, 2008, we had an accumulated deficit of approximately $65.2 million.

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

Sales of our connectivity products accounted for over 64.4% of our revenues in the quarter ended September 30, 2008 and majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended September 30, 2008 and 2007, our top 10 customers comprised 62.3% and 51.8% of our revenues, respectively. One customer accounted for 14.1% and 13.3% of our total revenues for the three months ended September 30, 2008 and 2007, respectively.

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

Uncertainty in the credit markets has and may continue to impact the value and liquidity of our auction-rate securities.

Credit concerns in the capital markets have significantly reduced our ability to liquidate $16.3 million in auction-rate securities that we classify as long-term investments on our balance sheet. All auction-rate securities we hold have failed to sell at auction since February 2008 due to an insufficient number of bidders. We may not be able to liquidate these securities and use the cash to finance our business. In addition, we reviewed the value of these securities for impairment as of September 30, 2008 and concluded they were temporarily impaired for liquidity issues. We have recorded an unrealized loss of $0.4 million and $1.3 million for the three and nine months ended September 30, 2008, respectively. In future periods, the estimated fair value of our auction-rate securities could decline further based on market conditions, which could result in additional impairment.

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

We are exposed to risks and increased expenses and business risk as a result of Restriction on Hazardous Substances, or RoHS, directives.

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

As of September 30, 2008, we had a total of 41 full-time employees in Sunnyvale, California, 319 full-time employees in Taiwan, and 489 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.9 million for the three months ended September 30, 2008 and 2007, respectively. Our total research and development expenses were approximately $2.7 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively. We expect that our research and development expense may increase in the last quarter of 2008 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

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

We are experiencing fluctuations in market demand due to overcapacity in our industry and an economy that is stymied by the current financial and economic crisis, international terrorism, war and political instability.

The United States economy has experienced and continues to experience significant fluctuations in consumption and demand. During the past several years, telecommunication companies have mostly decreased their spending, which has resulted in excess inventory, overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic and international economy and the impact of the current financial and economic crisis as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political and economic instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

If our common stock is not relisted on the Nasdaq Global Market, we may be subject to certain provisions of the California General Corporation Law that may affect our charter documents and result in additional expenses.

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

There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market, including a requirement that we maintain a continued minimum bid price of $1.00 per share. Although the minimum bid price requirement has been temporarily suspended beginning on October 16, 2008, the requirement will be reinstated in early 2009. Accordingly, beginning on January 19, 2009, if the closing bid price of our common stock falls and remains below $1.00 for 30 consecutive trading days as it has for significant periods of time in the past, our common stock may not remain listed on the Nasdaq Capital Market. If we fail to maintain continued listing on the Nasdaq Capital Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of our common stock as well as the liquidity of the trading market for our common stock.

Many companies that face delisting as a result of closing bid prices that are below the Nasdaq Capital Market’s continued listing standards seek to maintain the listing of their securities by effecting reverse stock splits. However, reverse stock splits do not always result in a sustained closing bid price per share. We may consider the merits of implementing a reverse split and evaluate other courses of action as we believe may be appropriate.

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

For the three and nine months ended September 30, 2008, sales to customers located outside of North America were 40.9% and 44.0% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

___________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No 34-47986, Final Rule: Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2008

   ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho

Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended September 30, 2008

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

   Date: November 12, 2008

By /s/Peter C. Chang

Peter C. Chang
Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended September 30, 2008

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

Date: November 12, 2008

By /s/Anita K. Ho
Anita K. Ho

Acting Chief Financial Officer

(Principal Accounting Officer)

Exhibit 32.1

Statement of Chief EXECUTIVE Officer under 18 U.S.C. § 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i) the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2008 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Peter C. Chang

            Peter C. Chang

          November 12, 2008

Exhibit 32.2

Statement of Acting Chief FINANCIAL Officer under 18 U.S.C. § 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i) the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2008 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/Anita K. Ho

          Anita K. Ho

          November 12, 2008