Form 10-K
period 2008-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2009-03-20
CIK 1122342

`

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]      No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 30, 2008) was approximately $58,054,060

As of March 9, 2009 there were 42,001,635 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11,12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2009 Annual Meeting of Stockholders to be held on May 15, 2009.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2008 FORM 10-K

i

PART I

Item 1. Business

When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, profitability, the amount and mix of anticipated investments, exposure to interest or exchange rate changes, expenditures and expense levels, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, the impact of the economic environment on our business and our customers, our beliefes regarding our auction rate securities and related repurchase rights, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our expectations regarding the impact of accounting changes, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, our competitive strengths, consolidation in our industry, our international strategy, our employee relations, the adequacy of our internal controls, the potential effect of recent accounting pronouncements and our critical accounting policies and estimates. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A - Risk Factors, below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw materials, loss of a key supplier, integration of acquired businesses or technologies, the impact of the economy, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the state of the capital markets. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Fiber optic components are used within optical networks to create, combine, isolate, amplify, split, direct and perform various other functions on the optical signals. Fiber optic components are divided into two broad categories, active and passive components. Active components require power to operate and use electrical signals to create, modulate or amplify optical signals. Passive optical components connect, guide, mix, filter, route, adjust and stabilize optical signals transmitted through an optical network.

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

Over the past three years, the optical components industry has experienced a slight increase and resumption in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently announced that they plan to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of a full industry recovery and the potential impact to our business from this or any other deployment initiatives.

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

Fused Fiber WDM Couplers. Fused fiber WDM couplers are used to combine and separate optical signals transmitted on different wavelengths. This function provides the first level of bandwidth expansion for a network by increasing a fiber's signal carrying capacity. Fused fiber WDM couplers may also be used to add additional functionality to the network such as network status monitoring. We believe our fused fiber WDM couplers provide a cost effective way to minimize loss and maximize wavelength isolation.

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

With the unique low insertion loss and flat band-pass profile, CWDMs provide an economic and efficient wavelength division multiplexing solution for metropolitan and access networks. Our CWDM product covers four channel, eight channel, and sixteen channel mux and demux applications, and upgradeability for both four channel and eight channel types. We also offer optical add-drop modules, or OADMs, for CWDM networks, with the capability of adding or dropping from one to fifteen channels. In addition to the CWDM mux, demux and optical add/drop modules, we also offer complete rackmount CWDM solutions to customers so they can easily mount our CWDM products directly on their system rack. We believe our CWDM products directly address the metropolitan and access markets' competitive wavelength management needs.

CCWDMs. Compact coarse wavelength division multiplexers, or CCWDMs, are integrated optical modules that are designed to significantly improve optical performance, while reducing manufacturing costs, in a package less than 1/4 the size of conventional CWDM modules. Our CCWDMs feature high wavelength accuracy and stability, low insertion loss, high isolation, low polarization dependent loss and an epoxy-free optical path. Our Telcordia 1209/1221-qualified CCWDM builds on AFOP's proprietary optical bench platform, and we believe it has the smallest footprint of any comparable CWDMs. With a channel spacing of 20 nm and wide bandpass characteristics, it allows for datacom or telecom network applications with low-cost uncooled lasers. These CCWDM Mux/Demuxes are available in four or eight channels and include an expansion port for 16 channel systems.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2008, we had 58 United States patents issued or assigned to us and had 33 United States patent applications pending. Our 58 U.S. patents expire between September 2013 and November 2026. We also have 23 foreign patents issued, and 1 foreign patent application pending. Our foreign patents issued will expire between September 2009 and April 2022. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2008, there were no known infringement claims or litigation pending against us.

Customers

We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2008, we sold our products to more than 200 customers. One customer accounted for 15.7% and 17.4% of our revenues in the year ended December 31, 2008 and 2007, respectively. The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2008	2007

Revenues
North America	$21,579	$20,204
Europe	5,882	2,707
Asia	11,293	10,875

	$38,754	$33,786

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

Our principal competitors in the components market include Avanex Corporation, DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications, Inc., Corning Cable Systems Inc. and Tyco Electronics Corporation. We estimate that we had approximately 20 competitors in the components market as of December 31, 2008. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

As of December 31, 2008, we had a total of 67 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing and software experience in optical components, interfaces and systems.

Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $3.3 million and $3.2 million for the years ended December 31, 2008 and 2007, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Manufacturing

We currently manufacture the majority of our connectivity products at our facility in Tu-Cheng City, Taiwan. We manufacture our filter-based and advanced products at our facility near Shenzhen, China.

Each of our facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

We have established a quality management system which is designed to ensure that the products we provide to our customers meet or exceed their requirements. All of our three facilities are ISO 9001-2000 certified. In addition, our Taiwan facility is TL-9000 certified.

Employees

As of December 31, 2008, we had 769 full-time employees, including 41 located in the United States, 283 in Taiwan and 445 in China. Of our 769 full-time employees, 67 are engaged in product development, 605 are engaged in manufacturing production, 21 are engaged in sales, marketing, application support and customer service, and 76 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We had net income of approximately $4.1 million and 3.4 million in fiscal year 2008 and 2007, respectively. Although we generated a profit in these two fiscal years, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in 2008, we could find our cash flows to be negative again in the future. As of December 31, 2008, we had an accumulated deficit of approximately $64.4 million.

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

Sales of our connectivity products accounted for 63.1% and 66.5% of our revenues in the fiscal years ended December 31, 2008 and 2007, respectively and substantially all of our historical revenues. We expect to depend on our connectivity products for the majority of our near-term revenues. Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business. Declining average selling prices of our products during 2008 negatively impacted our revenues. We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive related products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand does not continue to increase and our target customers do not continue to adopt and purchase our Optical Passive related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Declining general economic or business conditions may have a negative impact on our business.

Concerns over inflation, deflation, energy costs, geopolitical issues, the availability and cost of credit, the Federal stimulus package and budget process, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a declining stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the years ended December 31, 2008 and 2007 our top 10 customers comprised 62.3% and 58.1% of our revenues, respectively. One customer accounted for 15.7 % and 17.4% of our total revenues for the year ended December 31, 2008 and 2007, respectively.

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

Uncertainty in the credit markets has and may continue to impact the value and liquidity of our auction-rate securities, or ARS.

Credit concerns in the capital markets have significantly reduced our ability to liquidate $16.3 million in ARS that we classify as long-term investments on our balance sheet. All ARS we hold have failed to sell at auction since February 2008 due to an insufficient number of bidders. In November 2008, we accepted the right to require UBS to repurchase our ARS investment at par value beginning on June 30, 2010, or the Right. We cannot assure you that UBS will have the ability to purchase our ARS at par or at any other price in the future. Accordingly, we may not be able to exercise the Right or liquidate these securities and use the cash to finance our business. In future periods, the estimated fair value of our ARS and the Right could decline further based on market conditions, which could result in additional impairment.

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

We are exposed to risks and increased expenses and business risk as a result of Restriction on Hazardous Substances, or RoHS directives.

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

As of December 31, 2008, we had a total of 41 full-time employees in Sunnyvale, California, 283 full-time employees in Taiwan, and 445 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $3.3 million and $3.2 million for the years ended December 31, 2008 and 2007, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an annual assessment of our internal controls as of December 31, 2008, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2009. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

We depend on key personnel to operate our business effectively in the rapidly changing fiber optic components market, and if we are unable to hire and retain appropriate management and technical personnel, our ability to develop our business could be harmed.

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Vice President, Sales and Marketing; Wei-shin Tsay, our senior Vice President of Product Development; Anita Ho, our Acting Chief Financial Officer, and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese and Chinese subsidiaries. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. In addition, we do not have "key person" life insurance policies covering any of our employees.

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

Beginning at the commencement of trading on November 8, 2002, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. As a result, we may become subject to certain sections of the California General Corporation Law that will affect our charter documents if our common stock is not returned to being listed on the Nasdaq Global Market. A recent Delaware decision has called into question the applicability of the California General Corporation Law to Delaware corporations. However, if the California General Corporation Law applies to our company, we will not be able to continue to have a classified board or continue to eliminate cumulative voting by our stockholders. In addition, certain provisions of our Certificate of Incorporation that call for supermajority voting may need to be approved by stockholders every two years or be eliminated. Also, in the event of reorganization, stockholders will have dissenting stockholder rights under both California and Delaware law. Any of these changes will result in additional expense as we will have to comply with certain provisions of the California General Corporation Law as well as the Delaware General Corporation Law. We included these provisions in our charter documents in order to delay or discourage a change of control or changes in our management. Because of the California General Corporation Law, we may not be able to avail ourselves of these provisions.

If we are unable to maintain our listing on the Nasdaq Capital Market, the price and liquidity of our common stock may decline.

There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market, including a requirement that we maintain a continued minimum bid price of $1.00 per share. Although the minimum bid price requirement has been temporarily suspended beginning on October 16, 2008, the requirement will be reinstated in early 2009. Accordingly, beginning on April 20, 2009, if the closing bid price of our common stock falls and remains below $1.00 for 30 consecutive trading days as it has for significant periods of time in the past, our common stock may not remain listed on the Nasdaq Capital Market. If we fail to maintain continued listing on the Nasdaq Capital Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of our common stock as well as the liquidity of the trading market for our common stock.

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

For the years ended December 31, 2008 and 2007, sales to customers located outside of North America were 44.3% and 40.2% of our revenues, respectively. In order to expand our business, we must increase our sales to customers located outside of North America. We have limited experience in marketing and distributing our products internationally and in developing versions of our products that comply with local standards. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international communications equipment manufacturers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2009 to December 2010. We intend to renew this lease prior to its expiration date. In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

Our executive officers as of December 31, 2008 are as follows:

Peter C. Chang, 51, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

David A. Hubbard, 49, has served as our Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995 Mr. Hubbard held several product line and business management positions at Tyco Electronics/ AMP inc. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

Wei-Shin Tsay, Ph.D., 57, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

Anita K. Ho, 62, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

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

	High	Low

2008
First Quarter	$2.02	$1.19
Second Quarter	$1.63	$1.26
Third Quarter	$1.45	$0.98
Fourth Quarter	$1.00	$0.57

2007
First Quarter	$2.19	$1.89
Second Quarter	$2.10	$1.69
Third Quarter	$2.43	$1.75
Fourth Quarter	$2.21	$1.71

As of March 9, 2008, the Company's common stock was held by 66 stockholders of record (not including beneficial holders of common stock held in street name). The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

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

Critical Accounting Policies and Estimates

The following are the significant changes in our critical accounting estimates during the 12 months ended December 31, 2008, as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 157, "Fair Value Measurements" ("FAS 157") and FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" Including an amendment of FASB Statement No. 115" ("FAS 159"). As permitted by FAS 159, we have elected the fair value option for our ARS as of December 1, 2008. In conjunction with the adoption of FAS 159, the Company accounted for its unrealized loss on its ARS of $2.6 million in earnings in the year ended December 31, 2008. There is no cumulative effect of a change in accounting principle as a result of adoption of FAS 159 as there was no other comprehensive income/loss from ARS before the adoption of FAS 159.

We adopted a new reserve for allowance for doubtful accounts policy effective October 1, 2008. Management considers the new policy to represent more accurate estimates of doubtful accounts. As the result of the change in policy, we estimate the allowance for uncollectible trade receivable accounts by the specific identification method.

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

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and purchases under our Employee Stock Purchase Plan based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year. Our Consolidated Financial Statements for the year ended December 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal year 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the years ended December 31, 2008 and 2007, of approximately 4% and 6%, respectively, were based on historical forfeiture experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. See Note 2 to the Consolidated Financial Statement for a further discussion on stock-based compensation.

Allowance for Doubtful Accounts

Allowances are provided for estimated returns and potential uncollectable trade receivable. Provisions for return allowances are recorded at the time revenue is recognized based on our historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Valuation of Long-Lived Assets

We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has determined the impact of the adoption of FIN 48 is insignificant to the Company's consolidated financial position, results of operations and cash flows.

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

We market and sell our products predominantly through our direct sales force. From our inception through December 31, 2008, we derived a substantial portion of our revenues from our connectivity product line. Our optical passive products contributed as a percentage of revenue 37% and 34% for the years ended December 31, 2008 and 2007, respectively. In the years ended December 31, 2008 and 2007, our top 10 customers comprised 62% and 58% of our revenues, respectively. One customer accounted for 16% and 17% of our revenues in 2008 and 2007, respectively. Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

o	changes in manufacturing volume;

o	costs incurred in establishing additional manufacturing lines and facilities;

o	inventory write-downs and impairment charges related to manufacturing assets;

o	mix of products sold;

o	changes in our pricing and pricing by our competitors;

o	mix of sales channels through which our products are sold; and

o	mix of domestic and international sales.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2009.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2008 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect general and administrative expenses will remain relatively flat due in part to continued emphasis on expense control.

In December 2005, we accelerated options to purchase up to 1.9 million shares of our common stock held by employees at the director level and above, including executive officers.  The purpose of the accelerated vesting was to enable the Company to avoid recognizing any non-cash compensation expense associated with these options in future periods.  As a result of the acceleration, we expect to avoid recognition of up to approximately $1.5 million of compensation expense over the course of the original vesting periods, including approximately $0.3 million and $0.7 million in 2008 and 2007, respectively.

Stock-based compensation expenses recognized under SFAS 123(R) were $0.2 million and $0.4 million for the year ended December 31, 2008 and 2007, respectively. These expenses were determined by the Binomial Lattice valuation model, and they are related to employee stock options and stock purchases through our employee stock purchase plan. As of December 31, 2008, total unrecognized compensation costs related to stock purchase was $37,500, which is expected to be recognized as an expense over a weighted average period of approximately 4 months. Subsequent to the adoption of SFAS 123(R), we have not made any changes in the type of incentive equity instruments or added any performance conditions to the incentive options.

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

Explanatory Note

The amount reported on our Condensed Consolidated Statement of Operations on Form 10-K under the captions "Income tax" ($199,000) and "Year ended net income" ($4,066,000) differs by approximately $79,000 from the corresponding amount previously reported in our press release issued on January 28, 2009 ("Press Release"). Subsequent to the issuance of our Press Release, we determined that our estimated California state income tax was not accurate due to the impact of a change in tax laws in California. We recorded a income tax expense of $79,000 as of December 31, 2008. Consequently, it decreased the year ended net income by $79,000.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2008	2007
Revenues	100.0%	100.0%

Cost of revenues	68.6	68.5

Gross profit	31.4	31.5

Operating expenses:
Research and development	8.6	9.5
Sales and marketing	6.2	7.0
General and administrative	9.0	10.2

Total operating expenses	23.8	26.7

Income from operations	7.6	4.8
Interest and other income, net	3.4	5.2

Net income before tax	11.0	10.0
Income tax	0.5	-

Net income	10.5%	10.0%

Results of Operations

Comparison of Fiscal Year 2008 and Fiscal Year 2007

Revenues. Revenues were $38.8 million and $33.8 million for the years ended December 31, 2008 and 2007, respectively. Connectivity products revenue increased to $24.5 million in 2008 from $22.5 million in 2007 primarily due to increased volume shipments of our products. Optical passive products revenue increased to $14.3 million in 2008 from $11.3 million in 2007, primarily due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

Cost of Revenues. Cost of revenues in fiscal year 2008 increased to $26.6 million from $23.2 million in fiscal year 2007. Cost of revenues as a percentage of net revenues increased to 68.6% in fiscal year 2008 from 68.5% in fiscal year 2007. The increase of cost of revenues in 2008 was due to increased volume of products sold.

Gross Profit. Gross profit for the year ended December 31, 2008 was $12.2 million, or 31.4% of revenues, compared with gross profit of $10.6 million, or 31.5% of revenues in fiscal year 2007. The connectivity products gross profit was $8.0 million for each of 2008 and 2007. The gross profit in 2008 for optical passive products increased to $3.8 million from $2.8 million in 2007. Higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin for the year ended December 31, 2008. We expect our gross profit as a percentage of revenues to remain the same as in 2008. However, our average selling prices are declining, which we believe will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses increased to $3.3 million in fiscal year 2008 from $3.2 million in fiscal year 2007. As a percentage of revenues, research and development expenses decreased to 8.6% in 2008 from 9.5% in 2007 and the decrease was a result of increased revenue. The increase in absolute dollars was primarily due to increased headcount in Taiwan and increased material expenses. We expect research and development expenses on our product development efforts may increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.4 million in fiscal year 2008 from $2.3 million in fiscal year 2007. The increase was a result of increased revenue. As a percentage of revenues, sales and marketing expenses decreased to 6.2% in 2008 from 7.0% in 2007. We expect sales and marketing expenses will remain relatively flat due in part to continued emphasis on expense control.

General and Administrative Expenses. General and administrative expenses remained flat at $3.5 million in fiscal years 2008 and 2007. As a percentage of revenues, general and administrative expenses decreased to 9.0% in 2008 from 10.2% in 2007. We expect general and administrative expenses will remain relatively flat due in part to continued emphasis on expense control.

Stock-Based Compensation. Total stock-based compensation was $0.2 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), determined by the Binomial Lattice valuation model as comparison, and these amounts represent stock-based compensation expenses related to employee stock options.

Interest and Other Income, Net. Interest and other income, net, was $1.3 million and $1.8 million for the years ended December 31, 2008 and 2007, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates. The decrease in 2008 was due to lower interest income because of lower rates. The amounts also included a loss of $2.6 million to reduce the value of our ARS investments classified as trading securities, offet by a gain of $2.6 million from the estimated fair value of the ARS Right as of December 31, 2008.

Provision for Taxes. Our effective alternative minimum tax, or AMT, rate was 20% for federal and 6.7% for state in fiscal 2008. The tax expense was the result of estimated income tax accruals for fiscal 2008 and $50,000 AMT tax expenses for fiscal 2007.

Under a new California tax law, effective retroactively to the beginning of 2008, our net operating loss deduction was suspended for 2008 and 2009. Beginning in 2008, the carryforward period for NOLs is extended from 10 to 20 years. Beginning in 2011, we will be permitted to carry back NOLs for two years. Carrybacks will be limited to 50% of NOLs for 2011 and 75% for 2012. Full carrybacks will be allowed beginning in 2013. In addition, our utilization of tax credits is limited to 50% of tax liability in 2008 and 2009 as a result of the new law.

As of December 31, 2008, we had approximately $35.9 million and $20.4 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2022 for federal and in 2014 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to our history of losses.

Liquidity and Capital Resources

Comparison of Fiscal Year 2008 and Fiscal Year 2007

Net cash provided by operating activities was $4.4 million and $5.3 million in 2008 and 2007, respectively. The decrease in our cash provided by operations in 2008 was primarily due to an increase in inventory of $0.6 million, a decrease in accounts payable of $1.0 million and a decrease in accrued liabilities of $0.2 million, which was offset by an increase in net income of $0.7 million and a decrease in accounts receivable of $0.7 million. The increase in our cash provided by operations in 2007 was primarily due to our net income of $3.4 million, an increase in accounts payable of $1.6 million, and an increase in accrued liabilities of $0.6 million which was offset by increase in accounts receivable of $1.3 million.

Cash provided by investing activities was $2.2 million in 2008 and cash used in investing activities was $5.8 million in 2007. In 2008, we spent $1.2 million to acquire property and equipment and the net proceeds from sale and maturity of short-term securities were $3.4 million. In 2007, we spent $1.2 million to acquire property and equipment and $4.6 million was invested in short-term securities.

Cash generated by financing activities was $0.4 million in 2008, compared with $0.8 million in 2007. Cash generated by financing activities in 2008 and 2007 was comprised of proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our Employee Stock Purchase Plan. Cash generated by financing activities in 2007 was also comprised of borrowings under mortgage and equipment loans.

At December 31, 2008, we had a letter of credit with a financial institution for $0.4 million. We pledged $0.4 million of our short-term investments as collateral for the letter of credit. Between November 2004 and September 2007, we entered into two mortgage loans of $0.7 million total with an interest rate of 3.20% and three equipment loans of $0.7 million total with an interest rate of 3.68% in Taiwan. The loans are secured by the building and equipment we own in Taiwan.

Our principal source of liquidity as of December 31, 2008 consisted of $24.0 million in cash and cash equivalents and interest bearing marketable securities. We also hold $16.3 million in ARS and associated Rights which are not saleable by us at the date hereof. Accordingly, we do not consider the ARS as sources of liquidity at this time. We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce our research and development and marketing expenses. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

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

The following summarizes our contractual obligations at December 31, 2008 (in thousands):

Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Long-Term Debt Obligations	$ 583	$ 149	$ 220	$ 167	$ 47
Operating Lease Obligations	1,526	780	701	45	-

Total	$ 2,109	$ 929	$ 921	$ 212	$ 47

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
San Francisco, California
March 19, 2009

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,185	$4,945
Short-term investments	11,769	31,535
Accounts receivable, net	4,708	5,393
Inventories	5,614	5,003
Prepaid expense and other current assets	379	481

Total current assets	34,655	47,357
Long-term investments	13,718	-
Property and equipment, net	4,653	4,373
Other assets	2,772	226

Total assets	$55,798	$51,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,572	$4,523
Accrued expenses	3,237	3,388
Current portion of bank loan	137	132

Total current liabilities	6,946	8,043
Long-term liabilities:
Bank loan	413	557
Other long-term liabilities	478	449

Total long term liabilities	891	1,006

Total liabilities	7,837	9,049

Commitments and contingencies (Note 10)	-	-
Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
42,001,635 and 41,366,545 shares issued and outstanding at
December 31, 2008 and 2007, respectively	42	41
Additional paid-in-capital	111,687	111,006
Accumulated deficit	(64,380)	(68,446)
Accumulated other comprehensive income	612	306

Total stockholders' equity	47,961	42,907

Total liabilities and stockholders' equity	$55,798	$51,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007
Revenues	$38,754	$33,786
Cost of revenues	26,589	23,158

Gross profit	12,165	10,628

Operating expenses:
Research and development	3,322	3,217
Sales and marketing	2,406	2,349
General and administrative	3,487	3,457

Total operating expenses	9,215	9,023

Income from operations	2,950	1,605
Interest and other income, net	1,315	1,758

Net income before tax	4,265	3,363
Income tax	199	-

Net income	4,066	3,363

Net income per share:
Basic	$0.10	$0.08
Diluted	$0.10	$0.08

Shares used in computing net income per share:
Basic	41,601	40,897
Diluted	41,657	44,720

Included in costs and expenses above-
Stock based compensation charges:
Cost of revenues	$74	$149
Research and development	32	63
Sales and marketing	22	42
General and administrative	33	144

	$161	$398

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,066	$3,363
Adjustments to reconcile net income to net cash used
in operating activities:
Depreciation	1,060	1,157
Amortization of stock based compensation	161	398
Loss on disposal of property and equipment	10	54
Provision for inventory valuation	(180)	(344)
(Credit) provision for doubtful accounts and sales returns	(42)	(59)
Changes in assets and liabilities:
Accounts receivable	727	(1,325)
Inventories	(431)	(194)
Prepaid expenses and other current assets	102	120
Other assets	36	(50)
Accounts payable	(951)	1,573
Accrued expense	(151)	573
Other long-term liabilities	29	64

Net cash provided by operating activities	4,436	5,330

Cash flows from investing activities:
Purchase of short-term investments	(34,889)	(15,803)
Proceeds from sales and maturities of short-term investments	38,343	11,159
Purchase of property and equipment	(1,207)	(1,164)

Net cash provided by (used) in investing activities	2,247	(5,808)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	379	543
Proceeds from the exercise of common stock options	141	272
Proceeds from bank borrowings	-	150
Repayment of bank borrowings	(141)	(117)

Net cash provided by financing activities	379	848

Effect of exchange rate changes on cash and cash equivalents	178	254

Net increase in cash and cash equivalents	7,240	624
Cash and cash equivalents at beginning of year	4,945	4,321

Cash and cash equivalents at end of year	$12,185	$4,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder' Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive income (loss)	Total	Comprehensive Income/(Loss)
Balance at December 31, 2006	40,540	$41	$109,495	$298	$(71,809)	$(121)	$37,904

Issuance of common stock
upon exercise of options	382	--	272	--	--	--	272
Issuance of common stock upon
purchase of ESPP	445	--	543	--	--	--	543
Deferred stock-based compensation	--	--	--	398	--	--	398
Comprehensive Income:
Net income for the year	--	--	--	--	3,363	--	3,363	$3,363
Unrealized gain on
short-term investments	--	--	--	--	--	34	34	34
Currency translation adjustments	--	--	--	--	--	393	393	393

Comprehensive income								$3,790

Balance at December 31, 2007	41,367	$41	$110,310	$696	$(68,446)	$306	$42,907

Issuance of common stock
upon exercise of options	237	--	141	--	--	--	141
Issuance of common stock upon
purchase of ESPP	398	1	379	--	--	--	380

Deferred stock-based compensation	--	--	--	161	--	--	161
Comprehensive income :
Net income for the year	--	--	--	--	4,066	--	4,066	$4,066
Unrealized loss on
short-term investments	--	--	--	--	--	(12)	(12)	(12)
Currency translation adjustments	--	--	--	--	--	318	318	318

Comprehensive income								$4,372

Balance at December 31, 2008	42,002	$42	$110,830	$857	$(64,380)	$612	$47,961

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

Foreign currency translation

The Company's operations through foreign subsidiaries use the local currency as their functional currency. All assets and liabilities of the subsidiaries are translated at rates of exchange on the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. Gains and losses resulting from foreign currency translation are recorded as a separate component of other comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are recorded in interest and other income and have not been material.

Cash, cash equivalents, short-term investments and long-term investments

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash deposited in money market, certificate of deposit, and checking accounts.

The Company accounts for its investments under the provisions of Statement of Financial Accounting Standars ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. Investments in related party companies are included in "Other Assets" in the Consolidated Balance Sheets. All investments are classified as available-for-sale and are reported at fair value with net unrealized gain/(loss) reported, net of tax using the specific identification method as other comprehensive gain/(loss) in stockholders' equity. The fair value of the Company's available-for-sale securities are based on quoted market prices or other methodologies for those investments with no quoted market prices at the balance sheet dates.

The Company's financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Fair value of financial instruments

In September 2006, the Financial Accounting Standards Board ("the FASB") issued Statement of FAS No. 157, "Fair Value Measurements." FAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In October 2008, the FASB issued Financial Staff Position ("FSP") 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of FAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective January 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of FAS 157 for financial assets and financial liabilities did not have a material impact on the Company's results of operations or the fair values of its financial assets and liabilities.

FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," ("FSP 157-2") delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is assessing the impact that the application of FAS 157 to nonfinancial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." Under FAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted FAS 159 effective January 1, 2008 and has elected the fair value option for its auction rate securities ("ARS"), as of December 1, 2008. In conjunction with the adoption of FAS 159, the Company accounted for its unrealized loss on its ARS of $2.6 million in earnings in the year ended December 31, 2008. There is no cumulative effect of a change in accounting principle as a result of adoption of FAS 159 as there was no other comprehensive income/loss from ARS before the adoption of FAS 159.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $1.1 million in 2008 and $1.2 million in 2007.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. As of December 31, 2008, the Company was not under any examinations by nor had it received notices of examination from tax authorities.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any unrecognized tax benefits. The components of income tax provisions by jurisdiction are as follows (in thousands):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2008	2007
Federal	$80	$-
State	119	-

	$199	$-

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

Comprehensive income

Comprehensive income is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Comprehensive income consists of cumulative translation adjustments and unrealized gain on short-term investments and is disclosed in the consolidated statements of stockholders' equity.

Recent accounting pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company adopted the provisions of EITF 07-3, which did not have an impact on the Company's audited consolidated results of operations and financial condition for the twelve months ended December 31, 2008.

In December 2007, the FASB issued FAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)"). FAS 141(R) requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential impact upon the adoption of FAS 141(R) may have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("FAS 160"). FAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. FAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is evaluating the potential impact upon the adoption of FAS 160 may have on its financial statements.

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

The Company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the year ended December 31, 2008 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.

As a result of adopting Statement No. 123(R), on January 1, 2006, the Company's income before income tax and net income for the year ended December 31, 2008 were $4.3 million and $4.1 million, respectively, or $0.2 million lower than if it had continued to account for share-based compensation under APB Opinion 25. The adoption of Statement No. 123(R) did not impact basic and diluted income and loss per share for the year ended December 31, 2008.

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

As of December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's various option plans

For the years ended December 31, 2008 and 2007, the fair value of stock-based plan awards was estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Years Ended December 31,
	2008	2007
Volatility (percent)*	$36.4	$37.7

Expected term (in years)**	4	4

Risk-free interest rate (precent)***	2.47	3.52

Expected dividend rate (precent)	-	-

Forfeiture rate (percent)****	4	6

Weighted-average fair value per option granted	$1.81	$1.34

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

At December 31, 2008, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. The Board of Directors determined not to increase the number of shares available under the plan on January 1, 2008 and 2007, respectively. Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company's common stock on the date of grant.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to stock option activity for the year ended December 31, 2008:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Year Ended December 31, 2008
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2007	4,967,458	$1.34
Granted	152,500	1.81
Exercised	(237,375)	0.60
Forfeited	(26,500)	1.10
Outstanding at December 31, 2008	4,856,083	$1.40	5.7 Years	$12,843
Vested and expected to vest at December 31, 2008	4,820,692	$1.40	5.7 Years	$12,843
Exercisable at December 31, 2008	4,563,897	$1.39	5.6 Years	$12,843

The following information relates to the stock option activity for the year ended December 31, 2007:

	Year Ended December 31, 2007
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2006	5,046,083	$1.24
Granted	375,500	2.13
Exercised	(381,625)	0.71
Forfeited	(72,500)	1.54
Outstanding at December 31, 2007	4,967,458	$1.34	6.5 Years	$3,884,493
Vested and expected to vest at December 31, 2007	4,894,338	$1.34	6.5 Years	$3,832,260
Exercisable at December 31, 2007	4,465,772	$1.34	6.3 Years	$3,562,414

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the fourth quarter of fiscal 2008 and 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 and 2007. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the year ended December 31, 2008 and 2007 was $286,000 and $470,000, respectively.

The expected dividend rate is 0% for years ended December 31, 2008 and 2007, respectively.

Cash received from option exercises during the year ended December 31, 2008 and 2007 was $141,000 and $272,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Information relating to stock options outstanding at December 31, 2008 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.20 - $0.86	799,150	3.35	$0.80	799,150	$0.80
$0.90 - $0.90	941,550	6.83	$0.90	848,000	$0.90
$0.91 - $0.96	1,075,300	5.44	$0.94	1,038,000	$0.94
$1.00 - $1.83	866,000	5.77	$1.60	834,666	$1.59
$2.00 - $2.06	848,250	7.76	$2.03	743,250	$2.03
$2.10 - $6.38	325,833	3.84	$3.62	300,831	$3.72

	4,856,083	5.72	$1.40	4,563,897	$1.39

Options exercisable as of December 31, 2008 and 2007 were 4,563,897 and 4,465,772 at an average exercise price of $1.39 and $1.34 per share, respectively.

Accelerated Vesting of Options

On December 30, 2005, the Board of Directors of the Company approved accelerating the vesting of all the then unvested stock options awarded to employees at the director level and above, including executive officers. The unvested options to purchase up to approximately 1.9 million additional shares became immediately exercisable as a result of the vesting acceleration. Typically, stock options granted by the Company vest over a four year period. The number of shares and exercise prices of the options subject to the acceleration remain unchanged. No additional compensation expense was taken based on historical employee turnover rates and forfeitures.

The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its statement of operations non-cash compensation expense associated with these options in future periods, upon the expected implementation of FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" in January 2006. As a result of the acceleration, the Company expects to avoid recognition of up to approximately $1.5 million of compensation expense over the course of the original vesting periods. Approximately $0.3 million and $0.7 million of such compensation expenses were avoided in 2008 and 2007, respectively.

Restrictions have been imposed upon the sale of any shares received through the exercise of acceleration options, which restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the original vesting date of the option. This restriction does not affect the fair value of the options at the grant date.

Employee Stock Purchase Plan

In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the "Plan"). The Company reserved 1,500,000 shares of common stock for issuance under the Plan. On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors. The plan limits the annual increase to the lesser of 1% of the Company's issued and outstanding common stock or 1,000,000 shares. The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 397,715 and 444,792 shares were issued under the Plan in 2008 and 2007, respectively.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

The following information relates to the Plan:

Weighted average fair value per share of shares purchased	$0.95
Total compensatin expense for ESPP	$66,770
Total amount of cash received from the purchase of stock through ESPP	$378,940
Total intrinsic value of ESPP stock purchased as December 31, 2008	$(124,402)

There were 371,479 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2008.

3. Net income per share

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

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2008	2007
Numerator:
Net income attributable to common stockholders	$4,066	$3,363

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	41,601	40,897

Diluted	41,657	44,720

Net income per share attributable to common stockholders:
Basic	$0.10	$0.08

Diluted	$0.10	$0.08

The following outstanding options were excluded from the computation of diluted net income/loss per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2008	2007
Options to purchase common stock and shares
subject to repurchase	56	3,823

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

4. Balance Sheet Components (in thousands)

	December 31,
	2008	2007
Cash and cash equivalents:
Cash	$3,217	$4,042
Money market instruments and funds	8,968	903

	$12,185	$4,945

Accounts receivable, net:
Accounts receivable	$4,829	$5,556
Less: Allowance for doubtful accounts and sales returns	(121)	(163)

	$4,708	$5,393

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$163	$222
Change	-	(42)
Utilized	(42)	(17)

Balance at end of year	$121	$163

Inventories:
Finished goods	$1,880	$1,599
Work-in-process	1,393	1,877
Raw materials	2,341	1,527

	$5,614	$5,003

Accrued expenses:
Compensation costs	$1,983	$1,872
Professional fees	111	622
Outside commission	209	90
Royalties	43	127
ESPP	94	106
Deferred rent	89	130
Warranty	42	48
Operating related (Taiwan and China)	445	275
Income tax	101	-
Others	120	118

	$3,237	$3,388

Other long-term liabilities:
Accrued pension liability (Taiwan)	$433	$411
Other liabilities	45	38

	$478	$449

Accumulated other comprehensive income:
Cumulative translation adjustments	$611	$292
Unrealized gain on short-term investments	1	14

	$612	$306

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

5. Marketable Securities

	December 31, 2008				December 31, 2007

(in thousands)	Cost	Gross Unrealized Gains/(Losses)	Other	Fair Value	Cost	Gross Unrealized Gains/(Losses)	Fair Value
Money market funds	$2,347	$-		$2,347	$903	$-	$903
Commercial paper	5,853	3		5,856	-	-	-
Certificate of deposits	8,463			8,463	-	-	-
Corporate bonds	4,072			4,071	15,371	14	15,385
Auction rate securities	16,300	(1)	(2,582)	13,718	16,150	-	16,150

Total available-for-sale securities	$37,035	$2	$ (2,582)	$34,455	$32,424	$14	$32,438

Included in:
Cash and cash equivalents				$8,968			$903
Short-term investments				11,769			31,535
Long-term investments				13,718			-

Total				$34,455			$32,438

Approximately $0.4 million of the short term investments above are pledged as collateral for a stand-by letter of credit issued by a commercial bank.

6. Property and Equipment, Net

	December 31,
(in thousands)	2008	2007
Machinery and equipment	$9,778	$9,116
Furniture and fixtures	523	469
Leasehold improvements	967	811
Building and equipment prepayments	928	972

	$12,196	$11,368
Less: Accumulated depreciation	(7,543)	(6,995)

Total property and equipment, net	$4,653	$4,373

7. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
(in thousands)	2008	2007
Income subject to domestic income taxes only	$2,774	$1,953
Income subject to foreign income taxes only	1,491	1,410

	$4,265	$3,363

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

  The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2008	2007
Statutory federal income tax rate	(34.0)%	(34.0)%
State income tax	(5.9)	(5.9)
Stock compensation	(1.2)	(4.7)
Net operating loss carryforward	34.5	44.4
Minimum tax credit	0.3	-
Research expenses excluded from income	0.2	-
Research and development credits	2.3	-
Valuation allowance	1.9	1.6
Other	(2.8)	(1.4)

Effective tax rate	(4.7)%	0.0%

     Deferred tax assets consisted of the following (in thousands):

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$13,982	$15,335
Credit carryforwards	2,297	1,803
Depreciation	5	2
Stock compensation	326	274
Accruals and allowances	705	796

	17,315	18,210
Less: valuation allowances	(17,315)	(18,210)

Net deferred tax assets	$-	$-

	December 31,
	2008	2007
Valuation allowances on deferred tax assets:
Balance at beginning of year	$18,210	$19,457
Addition	-	-
Utilized	(895)	(1,247)

Balance at end of year	$17,315	$18,210

Based upon the weight of available evidence, which includes the Company's historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets.

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $35.9 million for federal and $20.4 million for state tax purposes. If not utilized, these carryforwards will begin to expire in 2022 for federal and in 2014 for state purposes.

As of December 31, 2008, the Company had research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2019. The California tax credit can be carried forward indefinitely.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

8. Concentrations of Certain Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, long-term investment and accounts receivable. The Company limits the amount of deposits in any one financial institution and any one financial instrument. The Company invests its excess cash principally in certificates of deposit, debt instruments issued by high-credit quality financial institutions and corporations and money market accounts with financial institutions in the United States.

The Company performs ongoing credit evaluations of its customers' financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

At December 31, 2008, two customers accounted for 23.6% and 13.2% of the Company's accounts receivable, respectively. At December 31, 2007, one customer accounted for 20.0% of the Company's accounts receivable, respectively.

One customer accounted for 15.7% and 17.4% of revenues in the year ended December 31, 2008 and 2007, respectively. Certain components used in manufacturing the Company's products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

9. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2008	2007

Revenue
North America	$21,579	$20,204
Europe	5,882	2,707
Asia	11,293	10,875

	$38,754	$33,786

	Years Ended December 31,
	2008	2007

Revenue
Connectivity Products	$24,455	$22,463
Optical Passive Products	14,299	11,323

	$38,754	$33,786

	December 31,
	2008	2007

Property and Equipment
United States	$133	$93
Taiwan	2,793	2,800
China	1,727	1,480

	$4,653	$4,373

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

10. Commitments and Contingencies

Litigation: From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements: The Company had no off-balance sheet arrangements as of December 31, 2008.

Indemnification and Product Warranty: The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements. As of December 31, 2008, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues.

Operating Leases: The Company leases certain office space under long-term operating leases expiring at various dates through 2012. Total rent expense under these operating leases was approximately $0.9 million for each of 2008 and 2007.

Total future minimum lease payments under operating leases as of December 31, 2008 are summarized below (in thousands):

Years ending December 31,
2009	780
2010	579
2011	122
2012	45

Total	$1,526

Letter of Credit: The Company had a letter of credit of $0.4 million outstanding as of December 31, 2008. The letter of credit is collateralized by short term investments of $0.4 million.

11. Bank Loan

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company's building in Taiwan. The net book value of the building was $0.6 million as of December 31, 2008.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Payments due under bank loans as of December 31, 2008 are as follows (in thousands):

Years ending December 31,
2009	$149
2010	121
2011	99
2012	93
2013	74
2014 and after	47

Total payment	583
Less: Amounts representing interest	(33)

Present value of net remaining payments	550
Less: current portion	(137)

Long-term portion	$413

12. Related Party Transactions

As of March 7, 2009, based on information filed with the SEC, Foxconn Holding Limited was a holder of 19.2% of the Company's common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited was $1.1 million for each of 2008 and 2007. Purchases of raw materials from Hon Hai Precision Company Limited were $3.9 million and $3.2 million in the years ended December 31, 2008 and 2007 respectively. Amounts due from Hon Hai Precision Company Limited were $0.01 million and $0.2 million at December 31, 2008 and 2007, respectively. Amounts due to Hon Hai Precision Company Limited were $0.3 million and $1.1 million at December 31, 2008 and 2007, respectively.

13. Fair Value of Financial instruments

Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements. SFAS 157 does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to stock-based compensation under SFAS No. 123R, Share-Based Payments ("SFAS 123R") or to leases under SFAS No. 13, Accounting for Leases.

In February 2008, FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157, was issued. This FSP provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities only.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

o	Level 1 - Quoted prices in active markets for identical assets or liabilities.

o

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

o	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at December 31, 2008 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2008	Quoted Prices in Acive Markets for Identical Assets (Level 1)	Significant Other Obsrvable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$8,968	$8,968	$-	$-
Short-term investments	11,769	11,769	-	-
Long-term investments	13,718	-	-	13,718
Other assets - Rights	2,582	-	-	2,582

Total	$37,037	$20,737	$-	$16,300

As of December 31, 2008, the Company held investments in commercial paper, corporate bonds, money market securities, and ARS. The Company's cash and cash equivalents are comprised of investments of 90 days or less from the date of purchase and these investment instruments are classified with Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company's short-term investments are comprised of corporate bonds and commercial paper of 91 days or more from the date of purchase. These investment instruments are classified with Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

Since February 2008, all ARS investments in the Company's portfolio have experienced failed auctions. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008, and determined that the market for its ARS was not active at December 31, 2008. Consequently, the Company's ARS investments have been classified within level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve. The Company estimated the fair value of its auction rate securities based on estimates contained in broker statements that were compiled utilizing level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

In November 2008, the Company accepted an offer from UBS, the Company's investment advisor, granting the Company the right to require UBS to purchase the Company's ARS at their par value of $16.3 million anytime during the two-year period beginning June 30, 2010 ("Right"). UBS has also established a program which allows the Company to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return the Company would receive on the underlying ARS securities. Management has reviewed the UBS offer, credit rating, and financial stability and believed that UBS will purchase our ARS at par value beginning on June 30, 2010. The Right represents an instrument by which the Company may require UBS to repurchase its ARS at par value. The Company has valued the Right as the difference between the par value and the fair value of its ARS as adjusted for any bearer risk associated with UBS financial ability to repurchase its ARS beginning on June 30, 2010. Upon election for fair value option for the Right under FAS 159, the Company will continue to measure the value of the Right at the difference between par value and fair value in subsequent periods.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

In conjunction with the adoption of FAS 159, the Company elected the fair value option for its ARS and the Right. Since the Right is directly related to the Company's ARS investments, the Company elected the fair value option for these financial assets and they have been classified within level 3 as ARS investments. In conjunction with the adoption of FAS 159, the Company elected a one-time transfer of ARS subject to settlements from available-for-sale to the trading category. In December 2008, the Company reclassified its accumulated unrealized loss in accumulated other comprehensive loss incurred by ARS in 2008 to income statement by $2.6 million. As of December 31, 2008, we have recognized the right as other asset on the balance sheet and recorded a gain of $2.6 million as other income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (level 3) (in thousands):

Significant Unobservable Inputs (Level 3)

Fair value January 1, 2008	$16,150
Purchases, January 2008	250
Sales, February 2008	(100)
Gain on other assets	2,582
Loss on long-term investments	(2,582)

Fair value December 31, 2008	16,300

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None

Item 9A (T). Controls and Procedures

Evaluation of disclosure controls and procedures.  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive O fficer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

As of the end of the fiscal year, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, and sections 302 and 404 of the Sarbanes-Oxley Act) based on the framework in Internal Control¡ªIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As part of this evaluation, we analyzed and tested our processes for control effectiveness (controls which reasonably assure accurate and complete financial information in accordance with GAAP), prevention of acts of fraud and transactions being approved by management. When necessary, we confirmed that appropriate corrective action (including process improvements) had been undertaken.

Based on the evaluation as of the end of the fiscal year 2008, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2009 Annual Meeting of Stockholders to be held on May 15, 2009 (the "Proxy Statement"). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Richard Black (Chairperson), James C. Yeh and Ray Sun, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee. The Board of Directors has determined that Richard Black is an "audit committee financial expert" as defined by SEC regulations.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions "Election of Directors ¡ª Director Compensation," and "Executive Compensation," contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the Company's equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,856,083 (1)	$ 1.39	4,481,720 (2)

Equity compensation plans not approved by security holders	-	-	-
Total	4,856,083	$ 1.39	4,481,720

(1) Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan. Options to purchase shares of the Company's Common Stock are no longer granted under the 1997 Stock Plan.

(2) Includes:

(i) 4,110,241 of shares reserved for issuance under the Company's 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company's 2000 Stock Incentive Plan will be increased on the first day of the Company's fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company's common stock on that date or a lesser amount determined by the Company's Board of Directors. There was no increase on January 1, 2008 because the Board determined there were enough shares available for issuance in 2008 pursuant to the Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

(ii) 371,479 shares reserved for issuance under the Company's 2000 Employee Stock Purchase Plan (the "ESPP"). The number of shares reserved for issuance under the ESPP increases on the first day of the Company's fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company's common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption "Certain Relationships and Related Party Transactions", and "Election of Directors - Director Independence" contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

    The information required by this item is incorporated by reference from the information set forth under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm¡ªPrincipal Accountant Fees and Services" and "Pre-Approval Policies and Procedures" in the Proxy Statement.

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

Date: March 20, 2009

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

Name	Title	Date
/s/ Peter C. Chang Peter C. Chang	President, Chief Executive Officer (Principal Executive Officer) and Chairman	March 20, 2009
/s/ Anita K. Ho Anita K. Ho	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2009
/s/ Richard Black Richard Black	Director	March 20, 2009
/s/ Gwong-Yih Lee Gwong-Yih Lee	Director	March 20, 2009
/s/ Ray Sun Ray Sun	Director	March 20, 2009
/s/ James C. Yeh James C. Yeh	Director	March 20, 2009

EXHIBIT INDEX

Exhibit Number		Description of Document
3(i)	.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
3(i)	.2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to Company's 10-K for year ended December 31, 2002).
3(ii)	.1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2		Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3		Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A (File No. 0-31857)).
10	.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10	.2#

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

10	.3#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10	.4#

Alliance Fiber Optic Products, Inc. Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

10	.5#

Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

10	.6#

Lease Agreement dated April 5, 2004 by and between Moffett Office Park Investors LLC and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.13 to Company's Quarterly Report on Form 10-QSB for period ended June 30, 2004).

10	.7#	Form of 2000 Stock Incentive Plan Option Agreement
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1		Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 54 of this Form 10-K)
31.1		Rule 13a-14(a) certification of Chief Executive Officer.
31.2		Rule 13a-14(a) certification of Acting Chief Financial Officer.
32	.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. .ss. 1350).
32	.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. .ss. 1350).

_________________
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

# Indicates management contract or compensatory plan or arrangement.

                                                                                                                                         Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-141656, 333-50998, 333-50926, 333-54864, 333-54874, 333-119710, 333-119711, 333-123648, 333-123649 and 333-132801) of Alliance Fiber Optic Products, Inc. of our report dated March 19, 2009, relating to the consolidated financial statements which appear in this Form 10-K.

/s/Stonefield Josephson, Inc.

San Francisco, California
March 19, 2009

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2008

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

   Date: March 20, 2009

By /s/Peter C. Chang

Peter C. Chang
Chief Executive Officer

   (Principal Executive Officer)

Exhibit 31.2

Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2008

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

                                                                                                                                Date: March 20, 2009

By /s/Anita K. Ho

Anita K. Ho
Acting Chief Financial Officer

   (Principal Accounting Officer)

Exhibit 32.1

Statement of Chief EXECUTIVE Officer under 18 U.S.C. .ss. 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Annual Report of the Company on Form 10-K for the period ended December 31, 2008 (the "Report"), fully complies with the requirements of section 13(a) or section 15 (d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     /s/ Peter C. Chang

Peter C. Chang

March 20, 2009

Exhibit 32.2

Statement of Acting Chief FINANCIAL Officer under 18 U.S.C. .ss. 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Annual Report of the Company on Form 10-K for the period ended December 31, 2008 (the "Report"), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     /s/ Anita K. Ho

Anita K. Ho

March 20, 2009