Form 10-Q
period 2009-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2009-05-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, ”large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐               Accelerated Filer ☐               Non-accelerated filer ☐                 Smaller reporting company ☑

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐     No ☑

On April 30, 2009, 42,001,635 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2009
INDEX

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per value data)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,498	$12,185
Short-term investments	16,904	11,769
Accounts receivable, net	5,167	4,708
Inventories, net	4,968	5,614
Prepaid expense and other current assets	492	379
Total current assets	34,029	34,655

Long-term investments	14,483	13,718
Property and equipment, net	4,357	4,653
Other assets	1,996	2,772
Total assets	$54,865	$55,798

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,410	$3,572
Accrued expenses	2,549	3,237
Current portion of bank loan	134	137
Total current liabilities	6,093	6,946

Long-term liabilities:
Bank loan	365	413
Other long-term liabilities	463	478
Total long term liabilities	828	891
Total liabilities	6,921	7,837

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
42,001,635 issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	42	42
Additional paid-in-capital	111,715	111,687
Accumulated deficit	(64,078)	(64,380)
Accumulated other comprehensive income	265	612
Stockholders' equity	47,944	47,961
Total liabilities and stockholders' equity	$54,865	$55,798

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Income

(In thousands, except share and per value data)

	Three Months Ended March 31,
	2009	2008

Revenues	$7,643	$9,401
Cost of revenues	5,345	6,455
Gross profit	2,298	2,946

Operating expenses:
Research and development	729	898
Sales and marketing	634	668
General and administrative	845	894
Total operating expenses	2,208	2,460

Income from operations	90	486
Interest and other income, net	222	396
Net income before tax	312	882
Income taxes	10	62
Net income	$302	$820

Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Shares used in computing net income per share:
Basic	41,872	41,392
Diluted	41,897	44,423

Included in costs and expenses above: Stock based compensation charges
Cost of revenues	$14	$22
Research and development	6	10
Sales and marketing	4	7
General and administrative	4	12
Total	$28	$51

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed ConsolidatedStatements of Cash Flows

(Unaudited, In thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$302	$820
Adjustments to reconcile net income to net cash (used in)/
provided by operating activities:
Depreciation	263	263
Amortization of stock-based compensation	28	51
Loss on disposal of property and equipment	4	-
Provision for inventory valuation	(58)	(83)
Changes in assets and liabilities:
Accounts receivable	(459)	(924)
Inventories	704	(22)
Prepaid expenses and other current assets	(113)	(79)
Other assets	(162)	(13)
Accounts payable	(688)	159
Accrued expenses	11	(657)
Other long-term liabilities	(15)	43
Net cash used in operating activities	(183)	(442)

Cash flows from investing activities:
Purchase of short-term investments	(5,798)	(1,994)
Proceeds from sales and maturities of short-term investments	498	7,559
Purchase of property and equipment	(71)	(112)
Net cash (used in) provided by investing activities	(5,371)	5,453

Cash flows from financing activities:
Proceeds from the exercise of common stock options	-	21
Repayment of bank borrowings	(39)	(39)
Net cash used in financing activities	(39)	(18)

Effect of exchange rate changes on cash and cash equivalents	(94)	132
Net (decrease) increase in cash and cash equivalents	(5,687)	5,125
Cash and cash equivalents at beginning of period	12,185	4,945
Cash and cash equivalents at end of period	$6,498	$10,070

Supplemental disclosure of cash flow information:
Unrealized gain/(loss) on investments	$620	$(720)
Cash paid for income taxes	$-	$(50)

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

Basis of presentation

The condensed consolidated financial information as of March 31, 2009 included herein is unaudited, has been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, and reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the Company's consolidated financial position, results of its consolidated operations, and consolidated cash flows for the periods presented.

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future periods.

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

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 56.4% and 63.1% of our revenues for the quarters ended March 31, 2009 and 2008, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 43.6% and 36.9% of our revenues for the quarters ended March 31, 2009 and 2008, respectively.

In the quarters ended March 31, 2009 and 2008, our top 10 customers comprised 70.3% and 60.3% of our revenues, respectively. For the three months ended March 31, 2009, two customers accounted for 21.1% and 20.7% of our total revenues. Amounts due from these customers were $0.9 million and $1.5 million at March 31, 2009, respectively. For the three months ended March 31, 2008, one customer accounted for 20.5% of our total revenues. Amounts due from this customer were $1.4 million at March 31, 2008.

2. Recent Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods or services are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. On January 1, 2008, the Company adopted the provisions of EITF 07-3, which did not have an impact on the Company’s audited consolidated results of operations and financial condition for the twelve months ended December 31, 2008.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) requires the use of "full fair value" to record all the identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is evaluating the potential impact upon the adoption of FAS 141(R) may have on its financial position or results of operations.

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

As of March 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plans.

The following table sets forth the fair value of SBP awards estimated using the Binomial-Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended March 31,
	2009		2008
Volatility (percent)*		35.5	36.4
Expected term (in years)**		4	4
Risk-free interest rate (percent)***		1.2	2.1
Expected dividend rate (percent)		-	-
Forfeiture rate (percent)****		10	10
Weighted-average fair value per option granted	$	N/A	$1.81

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

At March 31, 2009, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of: (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors. The Board of Directors determined not to increase the number of shares available under the Plan on January 1, 2009 and 2008, respectively. Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company’s common stock on the date of grant.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to the stock option activity for the three months ended March 31, 2009:

Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value

Outstanding at December 31, 2008	4,856,083	$1.40
Granted	-	0
Exercised	-	0
Forfeited	(12,500)	1.31
Outstanding at March 31, 2009	4,843,583	$1.40	5.5 Years	$17,433
Vested and expected to vest at March 31, 2009	4,816,631	$1.40	5.5 Years	$17,433
Exercisable at March 31, 2009	4,638,173	$1.39	5.4 Years	$17,433

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock. No options were exercised for the three months ended March 31, 2009. The total intrinsic value of options exercised for the three months ended March 31, 2008 was $59,000.

There were no options granted during the quarter ended March 31, 2009. The weighted average grant date fair value of options granted during the quarter ended March 31, 2008 was $197,000.

Expected dividend rate is 0% for both three month periods ended March 31, 2009 and 2008 respectively.

There was no cash received from option exercises during the three months ended March 31, 2009. Cash received from option exercises during the three months ended March 31, 2008 was $21,000. Such amounts are included within the financing activities section in the accompanying consolidated statements of cash flows.

4. Inventories, net (in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)

Finished goods	$ 1,541	$ 1,880
Work-in-process	1,599	1,393
Raw materials	1,828	2,341
Total	$ 4,968	$ 5,614

5. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans, and the weighted average number of common shares outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$302	$820

Denominator:
Shares used in computing net loss per share:
Weighted average of common shares outstanding	41,872	41,392
Less: Weighted average of shares subject to repurchase	-	-
Basic	41,872	41,392
Diluted	41,897	44,423

Net income per share:
Basic	$0.01	$0.02
Dulited	$0.01	$0.02

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock and
shares subject to repurchase	25	3,031

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

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$302	$820
Cumulative translation adjustments	(182)	378
Unrealized loss on investments	(165)	(720)
Total comprehensive income (loss)	$(45)	$478

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2012.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Nine months ending December 31, 2009	$579
Years ending December 31:
2010	572
2011	122
2012	45
Total	$1,318

Letter of Credit:

The Company had a letter of credit of $0.4 million outstanding as of March 31, 2009. The letter of credit is collateralized by short-term investments of $0.4 million.

9. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company’s building in Taiwan. The net book value of the building was $0.5 million as of March 31, 2009.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

Payments due under bank loans as of March 31, 2009 are as follows (in thousands):

Years ending December 31,
2009	$107
2010	116
2011	95
2012	89
2013	71
2014 and after	46
Total payment	524
Less: Amounts representing interest	(25)
Present value of net remaining payments	499
Less: current portion	(134)
Long-term portion	$365

10. Related Party Transactions

As of March 31, 2009, Foxconn Holding Limited was a holder of 19.1% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.01 million and $0.4 million in the quarter ended March 31, 2009 and 2008, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $0.4 million and $1.1 million in the quarter ended March 31, 2009 and 2008, respectively. Amounts due from Hon Hai Precision Company Limited were $0.01 million and $0.5 million at March 31, 2009 and 2008, respectively. Amounts due to Hon Hai Precision Company Limited were $0.4 million and $1.1 million at March 31, 2009 and 2008, respectively.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at March 31, 2009 (in thousands) was as follows:

	Fair value Measurements at
	Reporting Data Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(level 2)	(Level 3)

Cash and cash equivalents	$5,001	$5,001	$-	$-
Short-term investments	16,904	16,904	-	-
Long-term investments	14,483	-	-	14,483
Other assets - Rights	1,817	-	-	1,817
Total	$38,205	$21,905	$-	$16,300

As of March 31, 2009, the Company held investments in corporate bonds, agencies (Federal Home Loan Mortgage Corporation), certificates of deposit, money market securities, and auction rate securities (“ARS”). The Company’s cash and cash equivalents are comprised of investments of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s short-term investments are comprised of corporate bonds and agencies of 91 days or more from the date of purchase. These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

Since February 2008, all ARS investments in the Company’s portfolio have experienced failed auctions. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008, and determined that the market for its ARS was not active at March 31, 2009. Consequently, the Company’s ARS investments have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve. The Company estimated the fair value of its auction rate securities based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

In November 2008, the Company accepted an offer from UBS, the Company’s investment advisor, granting the Company the right to require UBS to purchase the Company’s ARS at their par value of $16.3 million anytime during the two-year period beginning June 30, 2010 (“Right”). UBS has also established a program which allows the Company to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return the Company would receive on the underlying ARS securities. Management reviewed the UBS offer, credit rating, and financial stability and believed that UBS will purchase the Company’s ARS at par value beginning on June 30, 2010. The Right represents an instrument by which the Company may require UBS to repurchase its ARS at par value. The Company has valued the Right as the difference between the par value and the fair value of its ARS as adjusted for any bearer risk associated with UBS’ financial ability to repurchase the Company’s ARS beginning on June 30, 2010. Upon election for fair value option for the Right under FAS 159, the Company will continue to measure the value of the Right at the difference between par value and fair value in subsequent periods.

In conjunction with the adoption of FAS 159, the Company elected the fair value option for its ARS and the Right. Since the Right is directly related to the Company’s ARS investments, the Company elected the fair value option for these financial assets and they have been classified within Level 3 as ARS investments. In conjunction with the adoption of FAS 159, the Company elected a one-time transfer of ARS subject to settlements from available-for-sale to the trading category. As of March 31, 2009, the Company has recognized the Right as other assets on the balance sheet and recorded a gain of $0.8 million as other income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Significant
Unobservable
Inputs
(Level 3)
Fair value December 31, 2008	$16,300
Loss on other assets	(765)
Gain on long-term investments	765
Fair value March 31, 2009	$16,300

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues
North America	$3,015	$4,935
Europe	2,261	1,076
Asia	2,367	3,390
Total	$7,643	$9,401

	Three Months Ended March 31,
	2009	2008
Revenues
Connectivity products	$4,307	$5,936
Optical passive products	3,336	3,465
Total	$7,643	$9,401

	March 31, 2009	December 31, 2008
	(unaudited)
Property and Equipment
United States	$120	$133
Taiwan	2,539	2,793
China	1,698	1,727
Total	$4,357	$4,653

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our auction rate securities and associated rights, exposure to interest rate or currency fluctuation, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, the effect of recent or future accounting pronouncements and our critical accounting policies, estimates, models and assumptions. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A and elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material product, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, its Consolidated Financial Statement and the notes thereto, for the year ended December 31, 2008.

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

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $28,000 and $51,000, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to employee stock options. As of March 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangement under the Company’s option plan.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We started selling our optical passive products in July 2000. Since introduction, sales of optical passive products have fluctuated with the overall market for these products.

Our optical passive products contributed revenues of $3.3 million and $3.5 million for the quarters ended March 31, 2009 and 2008, respectively. In the quarters ended March 31, 2009 and March 31, 2008, our top 10 customers comprised 70.3% and 60.3% of our revenues, respectively. For the three months ended March 31, 2009, two customers accounted for 21.1%, and 20.7% of our total revenues, respectively. For the three months ended March 31, 2008, one customer accounted for 20.5% of our total revenues. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2009	2008

Revenues	100.0%	100.0%
Cost of revenues	69.9	68.7
Gross profit	30.1	31.3

Operating expenses:
Research and development	9.5	9.6
Sales and marketing	8.3	7.1
General and administrative	11.1	9.5
Total operating expenses	28.9	26.2

Income from operations	1.2	5.1
Interest and other income, net	2.9	4.2
Income before income taxes	4.1%	9.3%
Income tax	0.1	0.7
Net Income	4.0%	8.6%

Revenues. Revenues were $7.6 million and $9.4 million for the three months ended March 31, 2009 and 2008, respectively. Revenues decreased 19.1% in the quarter ended March 31, 2009 from the same period in 2008, primarily due to reduced orders from our customers in order to manage with lower inventory as a result of an industry wide slow down due to macro economic conditions.

Cost of Revenues. Cost of revenues was $5.3 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively. Cost of revenues as a percentage of revenues was 69.9% and 68.7% in the three months ended March 31, 2009 and 2008, respectively. The higher percentage cost of revenues was from decreased factory utilization due to lower revenues.

Gross Profit. Gross profit decreased in dollars to $2.3 million, or 30.1% of revenues, for the three months ended March 31, 2009 from $2.9 million, or 31.3% of revenues, for the same period in 2008. For the period ended March 31, 2009, lower customer demand and lower utilization of our factories as a result of decreased volume shipments of our products resulted in a reduced gross margin. We expect our gross profit as a percentage of revenues to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses decreased to $0.7 million for the three months ended March 31, 2009 from $0.9 million for the same period in 2008. As a percentage of revenues, research and development expenses decreased to 9.5% in the three months ended March 31, 2009 from 9.6% for the same period in 2008. We expect research and development expenses will remain relatively flat due in part to continued emphasis on expense control.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $0.6 million for the three months ended March 31, 2009 from $0.7 million for the same period in 2008. As a percentage of revenues, sales and marketing expenses increased to 8.3% in the three months ended March 31, 2009 from 7.1% in the three months ended March 31, 2008. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade- show activities.

General and Administrative Expenses. General and administrative expenses decreased to $0.8 million for the three months ended March 31, 2009 from $0.9 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 11.1% in the three months ended March 31, 2009 from 9.5% for the same period in 2008. We expect general and administrative expenses will remain relatively flat in the next quarter due in part to continued emphasis on expense control. However, we expect general and administrative expenses will increase in the second half of the year due to Section 404 compliance.

Stock-Based Compensation. Total stock based compensation decreased to $28,000 for the three months ended March 31, 2009 from $51,000 for the same period in 2008. This decrease was due to the lower common stock price as of March 31, 2009 and resulted in no unrecognized compensation cost related to our option plan.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balance and changes in interest rates. The decrease was due to lower interest rates in 2009.

Income tax expense. Income tax expense was $0.01 million and $0.06 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2008, we paid $0.05 million income tax for the year ended December 31, 2007.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $6.5 million and short-term investments of $16.9 million. We also hold $16.3 million in ARS and associated Rights which are not saleable by us at the date hereof. Accordingly, we do not consider the ARS or the Rights as sources of liquidity at this time.

Net cash used in operating activities was $0.2 million for the three months ended March 31, 2009. The decrease in net cash used in operating activities was primarily due to a $0.5 million increase in accounts receivable and $0.7 million decrease in accounts payable, which was partially offset by net income of $0.3 million, a $0.7 million decrease in inventory, and total depreciation and amortization expenses of $0.3 million. Net cash used in operating activities was $0.4 million for the three months ended March 31, 2008. Net cash used in operating activities was primarily due to $0.9 million increase in account receivable and $0.7 million decrease in accrued expenses, which was offset by net income of $0.8 million and total depreciation and amortization expense of $0.3 million.

Cash used in investing activities was $5.4 million for the three months ended March 31, 2009. In the three months ended March 31, 2009, we spent a net of $5.8 million for the purchase of short-term securities, and we used $0.1 million to acquire property and equipment. Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2008. This resulted from $5.6 million in net proceeds from sales of short-term investment offset by $0.1 million spending on equipment purchases.

Cash used in financing activities was $39,000 and $18,000 for the three months ended March 31, 2009 and 2008, respectively. Cash used in financing activities was for the repayment of bank borrowings.

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

Contractual Obligations

Our long-term debt obligations are for principal and interest on mortgage and equipment loans from financial institutions in Taiwan.
In July 2004, we moved into our corporate headquarters in Sunnyvale, California. The lease has a six-year term commencing on July 22, 2004.
In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2009 to December 2011. In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

ITEM 1A: RISK FACTORS

We have a history of losses, may experience future losses and may not be able to generate sufficient revenues in the future to sustain profitability.

We had net income of approximately $0.3 million and $0.8 million in the first quarter of fiscal 2009 and 2008, respectively. Although we generated a profit in the first quarter of fiscal 2009 and 2008, we may not be able to sustain profitability in the future and our cash flows may be negative again in the future. As of March 31, 2009, we had an accumulated deficit of approximately $64.1 million.

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

Sales of our connectivity products accounted for over 56.4% of our revenues in the quarter ended March 31, 2009 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the quarters ended March 31, 2009 and 2008, our top 10 customers comprised 70.3% and 60.3% of our revenues, respectively. For the three months ended March 31, 2009, two customers accounted for 21.1% and 20.7% of our total revenues, respectively. For the three months ended March 31, 2008, one customer accounted for 20.5% of our total revenues.

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

As of March 31, 2009, we had a total of 40 full-time employees in Sunnyvale, California, 256 full-time employees in Taiwan, and 509 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.7 million and $0.9 million for the quarters ended March 31, 2009 and 2008, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls by December 31, 2008, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2009. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and this could cause a decline in the market price of our stock.

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

In addition, some of our customers require that our products be subject to standards-based qualification testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses, expend significant management efforts, increase manufacturing capacity and order long lead-time supplies. Even after the evaluation process, it is possible a potential customer will not purchase our products. In addition, product purchases are frequently subject to unplanned processing and other delays, particularly with respect to larger customers for which our products represent a very small percentage of their overall purchase activity. Accordingly, our revenues and operating results may vary significantly and unexpectedly from quarter to quarter.

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

There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market, including a requirement that we maintain a continued minimum bid price of $1.00 per share. Although the minimum bid price requirement has been temporarily suspended beginning on October 16, 2008, the requirement will be reinstated in mid-2009. Accordingly, beginning on July 20, 2009, if the closing bid price of our common stock falls and remains below $1.00 for 30 consecutive trading days as it has for significant periods of time in the past, our common stock may not remain listed on the Nasdaq Capital Market. As of the date of this report, the closing bid price of our common stock had been below $1.00 for more than 30 consecutive trading days. If we fail to maintain continued listing on the Nasdaq Capital Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of our common stock as well as the liquidity of the trading market for our common stock.

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

___________________

** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2009

   ALLIANCE FIBER OPTIC PRODUCTS, INC.

By      /s/ Anita K. Ho

           Anita K. Ho

Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended March 31, 2009

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

Date May 12, 2009

By /s/Peter C. Chang

Peter C. Chang

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended March 31, 2009

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

Date May 12, 2009

By /s/Anita K. Ho

Anita K. Ho

Acting Chief Financial Officer

(Principal Accounting Officer)

Exhibit 32.1

Statement of Chief EXECUTIVE Officer under 18 U.S.C. § 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2009 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Peter C. Chang

            Peter C. Chang

             May 12, 2009

Exhibit 32.2

Statement of Acting Chief FINANCIAL Officer under 18 U.S.C. § 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)     the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2009 (the “Report”), fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)     the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     /s/Anita K. Ho

        Anita K. Ho

      May 12, 2009