Form 10-Q
period 2009-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2009-08-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(408) 736-6900
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ?  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”,”large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated Filer ☐    Non-accelerated filer ☐     Smaller reporting company ☑

                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes  ☐      No ☑

On August 3, 2009, 42,164,247 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

 ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,348	$12,185
Short-term investments	31,622	11,769
Accounts receivable, net	5,062	4,708
Inventories, net	4,816	5,614
Prepaid expense and other current assets	2,387	379
Total current assets	51,235	34,655

Long-term investments	-	13,718
Property and equipment, net	4,382	4,653
Other assets	189	2,772
Total assets	$55,806	$55,798

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,005	$3,572
Accrued expenses	2,996	3,237
Current portion of bank loan	132	137
Total current liabilities	6,133	6,946

Long-term liabilities
Bank loan	349	413
Other long-term liabilities	481	478
Total long term liabilities	830	891
Total liabilities	6,963	7,837

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
42,164,247 and 42,001,635 shares issued and outstanding at
June 30, 2009 and December 31, 2008.	42	42
Additional paid-in-capital	111,857	111,687
Accumulated deficit	(63,646)	(64,380)
Accumulated other comprehensive income	590	612

Stockholders' equity	48,843	47,961

Total liabilities and stockholders' equity	$55,806	$55,798

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$7,723	$10,323	$15,366	$19,724
Cost of revenues	5,322	7,069	10,667	13,524
Gross profit	2,401	3,254	4,699	6,200

Operating expenses:
Research and development	762	895	1,491	1,793
Sales and marketing	577	645	1,211	1,313
General and administrative	770	893	1,615	1,787
Total operating expenses	2,109	2,433	4,317	4,893

Income from operations	292	821	382	1,307

Interest and other income, net	172	281	394	677
Net income before tax	$464	$1,102	$776	$1,984
Income tax	32	21	42	83
Net income	$432	$1,081	$734	$1,901

Net income per share:
Basic	$0.01	$0.03	$0.02	$0.05
Diluted	$0.01	$0.03	$0.02	$0.04
Shares used in computing net income per share:
Basic	41,979	41,574	41,926	41,483
Diluted	42,115	42,674	41,969	42,659

        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$734	$1,901
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	533	529
Loss on disposal of property and equipment	4	-
Amortization of stock-based compensation	50	97
Provision for inventory	(85)	(370)
Changes in assets and liabilities:
Accounts receivable, net	(353)	(1,267)
Inventories	883	(617)
Prepaid expenses and other assets	(215)	(31)
Accounts payable	(567)	864
Accrued expenses	(241)	(215)
Other assets	1	(23)
Other long-term liabilities	3	50
Net cash provided by operating activities	747	918

Cash flows from investing activities:
Purchase of short-term investments	(5,799)	(13,349)
Proceeds from sales and maturities of short-term investments	573	23,780
Purchase of of property and equipment	(278)	(470)
Net cash provided by (used in) investing activities	(5,504)	9,961

Cash flows from financing activities:
Proceeds from issurance of stock under ESPP	118	207
Proceeds from the exercise of common stock options	3	133
Repayment of bank borrowings	(74)	(75)
Net cash provided by financing activities	47	265

Effect of exchange rate changes on cash and cash equivalents	(127)	218
Net increase (desrease) in cash and cash equivalents	(4,837)	11,362
Cash and cash equivalents at beginning of period	12,185	4,945
Cash and cash equivalents at end of period	$7,348	$16,307

Supplemental disclosure of cash flow information:
Unrealized (loss) gain on investments	$46	$(947)
Cash paid for income taxes	$-	$(50)

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

Basis of presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 20, 2009. The unaudited condensed consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The December 31, 2008 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

There have been no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2009 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC on March 20, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market accounts, corporate bonds, and certificates of deposit that are stated at cost, which approximates fair value.

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 58.3% and 65.3% of our revenues for the three months ended June 30, 2009 and 2008, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 41.7% and 34.7% of our revenues for the three months ended June 30, 2009 and 2008, respectively. Our connectivity products contributed 57.3% and 64.2% of our revenues for the six months ended June 30, 2009 and 2008, respectively. Our optical passive products contributed 42.7% and 35.8% of our revenues for the six months ended June 30, 2009 and 2008, respectively.

In the quarters ended June 30, 2009 and 2008, our top 10 customers comprised 64.6% and 67.6% of our revenues, respectively. For the quarter ended June 30, 2009, two customers accounted for 17.5% and 17.2% of our total revenues, respectively. For the quarter ended June 30, 2008, two customers accounted for 18.0% and 10.9% of our total revenues, respectively.

In the six months ended June 30, 2009 and 2008, our top 10 customers comprised 66.6% and 66.0% of our revenues, respectively. For the six months ended June 30, 2009, two customers each accounted for 19.1 % of our total revenues. For the six months ended June 30, 2008, two customers accounted for 19.2% and 10.0% of our total revenues, respectively.

2. Recent Accounting Pronouncements

In April, 2009, the Financial Accounting Standards Board (“FASB”) Staff issued amendments to FASB Statement No. 107, “Disclosure about Fair Value of Financial Instruments” and amendments to APB Opinion No. 28 “Interim Financial Reporting” (“FSP FAS 107-1 and APB 28-1”), which are effective for interim reporting periods ending after June 15, 2009.  FAS 107-1 and APB 28-1 were issued to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  They also require disclosures in summarized financial information to be reported at interim periods.  The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the Company’s financial statements or results of operations.

In April, 2009, the FASB Staff issued additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased (“FSP FAS 157-4”), which is effective for interim reporting periods ending after June 15, 2009.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial statements or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of FAS 165 did not have an impact on the Company’s financial statements or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning January 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

In June, 2009, the FASB Staff issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FAS Statement No. 162” (“FAS 168”), which is effective July 1, 2009 and will apply to all interim periods ending after September 15, 2009.  FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. FAS 168 will amend the Company’s disclosure for references to accounting guidance to include reference to the applicable section of the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3. Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”), which establish accounting for share-based payment (“SBP”) awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

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

As of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s option plans.

For the three and six months ended June 30, 2009, the fair value of SBP awards were estimated using the Binomial Lattice valuation model, with the following weighted-average assumptions and fair values as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volatility (percent)*	35.5	36.4	35.5	36.4
Expected term (in years)**	4	4	4	4
Risk free interest rate (percent)***	1.73	3.02	1.65	2.65
Expected dividend rate (percent)	-	-	-	-
Forfeiture rate (percent)****	10	10	10	10
Weighted-average fair value per option granted	-	N/A	$-	$1.81

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

N/A: No options were granted during the three months ended June 30, 2008.

At June 30, 2009, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years. However, most options granted in the past three years have been fully vested at the time of grant. Options are exercisable for not more than ten years.

The following information relates to the stock option activity for the six months ended June 30, 2009:

Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value

Outstanding at December 31, 2008	4,856,083	$1.40
Granted	30,000	0.88
Exercised	(3,000)	0.96
Forfeited	(12,500)	1.31
Outstanding at June 30, 2009	4,870,583	$1.39	5.27 Years	$544,947
Vested and expected to vest at June 30, 2009	4,844,416	$1.39	5.26 Years	$542,596
Exercisable at June 30, 2009	4,670,173	$1.39	5.16 Years	$526,356

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three and six months ended June 30, 2009 was de minimis.

The Company granted 30,000 options to purchase common stock to one of the members of the Board of Directors during the quarter ended June 30, 2009. The option vests as to one thirty-sixth of the shares on the grant date and an additional one thirty-sixth of the shares vest on the first day of each full month thereafter. The weighted average grant date fair value of options granted during the quarter ended June 30, 2009 was de minimis.

Expected dividend rate is 0% for both three month periods ended June 30, 2009 and 2008 respectively.

Cash received from option exercises during the three and six months ended June 30, 2009 was $2,880, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

The following table summarizes employee stock-based compensation expense resulting from stock options and employee stock purchase plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Included in cost of revenue:	$11	$20	$25	$42
Included in operating expenses:
Research and development	5	9	11	19
Sales and marketing	2	6	6	13
General and administrative	4	11	8	23
Total	11	26	25	55

Total stock-based compensation expense	$22	$46	$50	$97

4. Inventories, net (in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
Inventories
Finished goods	$ 1,619	$ 1,880
Work-in-process	1,434	1,393
Raw materials	1,763	2,341
	$ 4,816	$ 5,614

5. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding plus the effect of all in-the-money dilutive options representing potential shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	$432	$1,081	$743	$1,901

Weighted-average common shares - basic	41,979	41,574	41,926	41,483

Dilutive effect of employee stock option plan	136	1,100	43	1,176

Weighted-average common shares outstanding - diluted	42,115	42,674	41,969	42,659

Basic earnings per common share	$0.01	$0.03	$0.02	$0.05
Diluted earnings per common share	$0.01	$0.03	$0.02	$0.04

For the three and six months ended June 30, 2009, 4.7 million and 4.8 million outstanding weighted average stock options were excluded from the calculation of diluted earnings per common share. For the three and six months ended June 30, 2008, 2.0 million and 0.2 million outstanding weighted average stock options were excluded from the calculation of diluted earnings per common share. The Company excluded these stock options because their exercise prices were greater than the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

.

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$432	$1,081	$734	$1,901
Cumulative translation adjustments	113	143	(69)	521
Unrealized gain (loss) on short-term investments	212	(227)	47	(947)
Total comprehensive income	$757	$997	$712	$1,475

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

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of the date of this Report, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2014.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Six months ending December 31, 2009	$428
Years ending December 31:
2010	672
2011	203
2012	154
2013	152
2014	127
Total	$1,736

Letter of Credit:

The Company had a letter of credit of $0.4 million which expired on April 12, 2009.

9. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company’s building in Taiwan. The net book value of the building was $0.6 million as of June 30, 2009.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

Payments due under our bank loans as of June 30, 2009 were as follows (in thousands):

Years ending December 31,
2009	$74
2010	120
2011	99
2012	92
2013	73
2014 and after	47
Total payment	505
Less: Amounts representing interest	(24)
Present value of net remaining payments	481
Less: current portion	(132)
Long-term portion	$349

10. Related Party Transactions

As of June 30, 2009, Foxconn Holding Limited was a holder of 18.97% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Industry Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. There were no sales of products to Hon Hai Precision Industry Company Limited for the three months ended June 30, 2009. Sales of products to Hon Hai Precision Industry Company Limited were $0.01 million for the six months ended June 30, 2009. Purchases of raw materials from Hon Hai Precision Company Limited were $0.5 million and $0.9 million for the three and six months ended June 30, 2009, respectively. There were no amounts due from Hon Hai Precision Company Limited at June 30, 2009. Amounts due to Hon Hai Precision Company Limited were $0.5 million at June 30, 2009.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at June 30, 2009 (in thousands) are as follows:

	Fair value Measurements at Reporting Data Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(level 2)	(Level 3)

Cash and cash equivalents	$3,999	$3,999	$-	$-
Short-term investments	31,622	17,190	-	14,432
Other current assets - Rights	1,793	-	-	1,793
Total	$37,414	$21,189	$-	$16,225

As of June 30, 2009, the Company held investments in corporate bonds, agencies (Federal Home Loan Mortgage Corporation), certificates of deposit, money market securities, and ARS. The Company’s cash and cash equivalents are comprised of investments of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s short-term investments are comprised of corporate bonds and agencies of 91 days or more from the date of purchase. These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of June 30, 2009, the Company held investments in auction rate securities (“ARS”) that are required to be measured at fair value on a recurring basis. Since February 2008, all ARS investments in the Company’s portfolio have experienced failed auctions. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008. The Company’s ARS investments have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve. The Company estimated the fair value of its ARS based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

On June 8, 2009 and June 23, 2009, the Pennsylvania Higher Education completed a partial call of the ARS at par and the Company received settlement of $50,000 and $25,000, respectively. On June 30, 2009, the Company reclassified the ARS and the related Right (as defined below) from long-term investments to short-term investments and current other assets.

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

In conjunction with the adoption of FAS 159, the Company elected the fair value option for its ARS and the Right. Since the Right is directly related to the Company’s ARS investments, the Company elected the fair value option for these financial assets and they have been classified within Level 3 as ARS investments. In conjunction with the adoption of FAS 159, the Company elected a one-time transfer of ARS subject to settlements from available-for-sale to the trading category. As of June 30, 2009, the Company has recognized the Right as other assets on the balance sheet and recorded a gain of $0.8 million as other income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Significant
Unobservable
Inputs
(Level 3)
Fair value December 31, 2008	$16,300
Gain on Short-term investments	788
Loss on other assets	(788)
Sale on short-term investments	(75)
Fair value June 30, 2009	$16,225

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
North America	$3,558	$5,771	$6,573	$10,705
Europe	1,958	1,543	4,219	2,619
Asia	2,207	3,009	4,574	6,400
	$7,723	$10,323	$15,366	$19,724

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Connectivity products	$4,504	$6,736	$8,811	$12,671
Optical passive products	3,219	3,587	6,555	7,053
	$7,723	$10,323	$15,366	$19,724

	Jun 30, 2009	Dec 31, 2008
	(unaudited)
Property and Equipment
United States	$107	$133
Taiwan	2,538	2,793
China	1,737	1,727
Total	$4,382	$4,653

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our ARS and associated Rights, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to remain listed on the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2009 was $0.02 million and $0.05 million, respectively, determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to our employee stock purchase plan. As of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the Company’s stock option plan.

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

Our connectivity products contributed revenues of $4.5 million and $6.7 million for the three months ended June 30, 2009 and 2008, respectively. Our optical passive products contributed revenues of $3.2 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively. Our connectivity products contributed 57.3% and 64.2% of our revenues for the six months ended June 30, 2009 and 2008, respectively. Our optical passive products contributed 42.7% and 35.8% of our revenues for the six months ended June 30, 2009 and 2008, respectively.

In the three months ended June 30, 2009 and 2008, our top 10 customers comprised 64.6% and 67.6% of our revenues, respectively. For the three months ended June 30, 2009, two customers accounted for 17.5% and 17.2% of our total revenues. For the three months ended June 30, 2008, two customers accounted for 18.0% and 10.9% of our total revenues. We market and sell our products predominantly through our direct sales force.

In the six months ended June 30, 2009 and 2008, our top 10 customers comprised 66.6% and 66.0% of our revenues, respectively. For the six months ended June 30, 2009, two customers each accounted for 19.1% of our total revenues. For the six months ended June 30, 2008, two customers accounted for 19.2% and 10.0% of our total revenues, respectively.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.9	68.5	69.4	68.6
Gross profit	31.1	31.5	30.6	31.4

Operating expenses
Research and development	9.8	8.7	9.7	9.1
Sales and marketing	7.5	6.2	7.9	6.7
General and administrative	10.0	8.7	10.5	9.0
Total operating expenses	27.3	23.6	28.1	24.8

Income from operations	3.8	7.9	2.5	6.6
Interest and other income, net	2.2	2.7	2.6	3.4
Net income	6.0%	10.6%	5.1%	10.0%

Revenues. Revenues were $7.7 million and $10.3 million for the three months ended June 30, 2009 and 2008, respectively. Revenues decreased 25.2% in the three months ended June 30, 2009 from the same period in 2008. Revenues were $15.4 million and $19.7 million for the six months ended June 30, 2009 and 2008, respectively. Revenues decreased 22.1% in the six months ended June 30, 2009 from the same period in 2008. The decrease for the three and six months ended June 30, 2009 was mainly due to reduced orders from our customers as a result of an industry wide slow down due to macro economic conditions. Declines in average selling prices were a secondary cause of the decrease in revenues and resulted from pricing pressure from customers, competitive pricing by other suppliers and general product maturity. We expect we may experience similar levels of average selling prices decline in the future.

Cost of Revenues. Cost of revenues was $5.3 million and $7.1 million for the three months ended June 30, 2009 and 2008, respectively. Cost of revenues as a percentage of revenues increased to 68.9% for the three months ended June 30, 2009 from 68.5% for the three months ended June 30, 2008. Cost of revenues was $10.7 million and $13.5 million for the six months ended June 30, 2009 and 2008, respectively. Cost of revenues as a percentage of revenues increased to 69.4% for the six months ended June 30, 2009 from 68.6% for the six months ended June 30, 2008. The higher cost of revenues as a percentage of revenues for the period ended June 30, 2009 was due to the lower sales of connectivity products, which have higher gross margins.

Gross Profit. Gross profit decreased in dollars to $2.4 million, or 31.1% of revenues, for the three months ended June 30, 2009 from $3.3 million, or 31.5% of revenues, for the same period in 2008. Gross profit decreased to $4.7 million, or 30.6% of revenues, for the six months ended June 30, 2009 from $6.2 million, or 31.4% of revenues, for the same period in 2008. For the three and six months ended June 30, 2009, the lower gross profit was due to the lower utilization of our factories as a result of decreased volume shipments to our customers. Declines in average selling prices were offset by cost improvements other than utilization, including material purchase prices and yield and cycle time improvements.

Research and Development Expenses. Research and development expenses decreased to $0.8 million for the three months ended June 30, 2009 from $0.9 million for the same period in 2008. Research and development expenses decreased to $1.5 million for the six months ended June 30, 2009 from $1.8 million for the same period in 2008. The decrease was primarily due to costs control and fewer products in development.

As a percentage of revenues, research and development expenses increased to 9.8% in the three months ended June 30, 2009 from 8.7% for the same period in 2008. As a percentage of revenues, research and development expenses increased to 9.7% in the six months ended June 30, 2009 from 9.1% for the same period in 2008. The higher research and development expenses as a percentage of revenues was mainly due to decreased revenue levels. We expect research and development expenses on our product development efforts to increase in the near term as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended June 30, 2009 and 2008, respectively. Sales and marketing expenses decreased to $1.2 million for the six months ended June 30, 2009 from $1.3 million for the same period in 2008. As a percentage of revenues, sales and marketing expenses increased to 7.5% in the three months ended June 30, 2009 from 6.2% for the same period in 2008.

As a percentage of revenues, sales and marketing expenses increased to 7.9% in the six months ended June 30, 2009 from 6.7% for the same period in 2008. The higher sales and marketing expenses as a percentage of revenues was mainly due to decreased revenue levels. We expect sales and marketing expenses will remain relatively flat in the next two quarters.

General and Administrative Expenses. General and administrative expenses decreased to $0.8 million for the three months ended June 30, 2009 from $0.9 million for the same period in 2008. General and administrative expenses decreased to $1.6 million for the six months ended June 30, 2009 from $1.8 million for the same period in 2008.

As a percentage of revenues, general and administrative expenses increased to 10.0% in the three months ended June 30, 2009 from 8.7% for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 10.5% in the six months ended June 30, 2009 from 9.0% for the same period in 2008. The higher general and administrative expenses as a percentage of revenue was mainly due to decreased revenue levels. We expect general and administrative expenses will increase due to higher fees and costs associated with compliance with laws and regulations such as the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.

Stock-Based Compensation. Total stock-based compensation decreased to $22,000 for the three months ended June 30, 2009 from $46,000 for the same period in 2008. Total stock-based compensation decreased to $50,000 for the six months ended June 30, 2009 from $97,000 for the same period in 2008. These decreases were because the majority of options granted in the past three years were fully vested at the time of grant.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. Interest and other income, net, was $0.4 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.

Income Tax Expense. Income tax expense was approximately $0.03 million and $0.02 million for the three months ended June 30, 2009 and 2008, respectively. Income tax expense was approximately $0.04 million and $0.08 million for the six months ended June 30, 2009 and 2008, respectively. During the first quarter of 2008, we paid $0.05 million income tax for the year ended December 31, 2007.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $7.3 million and short-term investments of $31.6 million, which includes our ARS of $14.4 million. We also hold $1.8 million of ARS Rights in other current assets. On June 30, 2009, we reclassified $16.2 million of ARS and the related ARS Right from long-term to current assets. The ARS and associated Rights are not saleable by us at the date hereof. Accordingly, we do not consider the ARS or the Rights as sources of liquidity at this time.

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2009. The increase in net cash provided by operating activities was primarily due to net income of $0.7 million. Additionally, cash used for accounts payable of $0.6 million, accounts receivable of $0.4 million, prepaid expenses of $0.2 million, and accrued liabilities of $0.2 million, offset cash provided by decreases in inventory of $0.9 million, and depreciation and amortization of $0.5 million.

Net cash provided by operating activities was $0.9 million for the six months ended June 30, 2008. Net cash provided by operating activities was primarily due to net income of $1.9 million, an increase in accounts payable of $0.9 million, and total depreciation and amortization expenses of $0.6 million, which was offset by a $1.3 million increase in accounts receivable, a $0.4 million decrease in inventory provision and a $0.6 million increase in inventory.

Cash used in investing activities was $5.5 million for the six months ended June 30, 2009. This resulted from $5.2 million in net purchases of short-term investments and reclassification of long-term investments to short-term investments. We also used $0.3 million cash on equipment purchases. Cash provided by investing activities was $10.0 million for the six months ended June 30, 2008. This resulted from $10.4 million in net proceeds from sales of short-term investments offset by $0.5 million spending on equipment purchases.

Cash provided by financing activities was $0.05 million and $0.3 for the six months ended June 30, 2009 and 2008, respectively, and was comprised of proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our Employee Stock Purchase Plan. Cash used in financing activities was $0.08 million each for the six months ended June 30, 2009 and 2008, respectively, and was used for repayment of bank borrowings.

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

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2010 to December 2011. In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

In July 2007, we renewed the lease for our 62,000 square foot facility in the Shenzhen area of China, which will expire in July 2012. In February 2007, we entered into a lease for an 8,200 square feet facility in Shenzhen, which lease will expire in January 2012.

In August 2009, we expanded our facility in the Shenzhen area of China. We replaced the existing two leases with a new lease for a 132,993 square foot facility in Shenzhen, which lease will expire in October 2014.

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

We had net income of approximately $0.4 million and $1.1 million in the second quarter of fiscal 2009 and 2008, respectively. Although we generated a profit in the second quarter of fiscal 2009 and 2008, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in the second quarter of fiscal 2009, our cash flows may be negative again in the future as we continue to invest in our business. As of June 30, 2009, we had an accumulated deficit of approximately $63.6 million.

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

Sales of our connectivity products accounted for over 58.3% of our revenues in the quarter ended June 30, 2009 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the quarters ended June 30, 2009 and 2008, our top 10 customers comprised 64.6% and 67.6% of our revenues, respectively. Two customers accounted for 17.5% and 17.2% of our total revenues for the three months ended June 30, 2009. Two customers accounted for 19.1% each of our total revenues for the six months ended June 30, 2009.

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

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions and establishing additional manufacturing lines and facilities, changes in manufacturing volume, declining average selling prices of our products, the timing and extent of product sales, the mix of domestic and international sales, the mix of sales channels through which our products are sold, the mix of products sold and significant fluctuations in the demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed in other risk factors, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

Uncertainty in the credit markets has and may continue to impact the value and liquidity of our auction-rate securities, or ARS.

Credit concerns in the capital markets have significantly reduced our ability to liquidate $16.2 million in ARS that we classify as current assets on our balance sheet at June 30, 2009. All ARS we hold have failed to sell at auction since February 2008 due to an insufficient number of bidders. In June 2009, one of the issuer of the ARS completed a partial call at par and the Company received settlement of $75,000. In November 2008, we accepted the right to require UBS to repurchase our ARS investment at par value beginning on June 30, 2010, or the Right. We cannot assure you that UBS will have the ability to purchase our ARS at par or at any other price in the future. Accordingly, we may not be able to exercise the Right or liquidate these securities and use the cash to finance our business. In future periods, the estimated fair value of our ARS and the Right could decline based on market conditions, which could result in impairment charges.

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

As of June 30, 2009, we had a total of 41 full-time employees in Sunnyvale, California, 256 full-time employees in Taiwan, and 539 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.8 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively. Our total research and development expenses were approximately $1.5 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively. We expect that our research and development expense may increase in the second half of 2009 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

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

The optical networking component industry has in the past experienced declining average selling prices as a result of increasing competition and greater unit volumes as communication service providers continue to deploy fiber optic networks. We expect that average selling prices may decrease in the future in response to new product and technology introductions by competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines may contribute to a decline in our gross margins, which could harm our results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls as of December 31, 2008, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2009. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. We expect to incur increased expenses and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer, acting chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market, including a requirement that we maintain a continued minimum bid price of $1.00 per share. Beginning on July 20, 2009, if the closing bid price of our common stock falls and remains below $1.00 for 30 consecutive trading days, as it has for significant periods of time in the past, our common stock may not remain listed on the Nasdaq Capital Market. If we fail to maintain continued listing on the Nasdaq Capital Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of our common stock as well as the liquidity of the trading market for our common stock.

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

Our primary manufacturing operation is located in Tu-Cheng City, Taiwan, an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. A large earthquake or typhoon in Taiwan could disrupt our manufacturing operation in Taiwan for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2009, we held our 2009 Annual Meeting of Stockholders, at which meeting our stockholders approved the following:

(a)     Election of Class II directors:

For                              Withheld

                               Gwong-Yih Lee          30,839,723 shares          2,950,328 shares
                        James C. Yeh          32,431,811 shares          1,358,240 shares

         (b)     Ratification of the appointment of Stonefield Josephson, Inc. as independent registered public accountants of the Company for the 2009 fiscal year:

 For                           Against                          Abstain

                        32,263,885 shares     137,874 shares               1,388,288 shares

Other directors whose term of office as a director continued after the Annual Meeting were Peter Chang, Richard Black, and Ray Sun.

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

___________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2009

   ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho

Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)