Form 10-Q
period 2009-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2009-11-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer","large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated Filer ☐    Non-accelerated filer ☐     Smaller reporting company ☑

                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes  ☐      No ☑

On October 31, 2009, 42,181,747 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED September 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2009	December 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,006	$12,185
Short-term investments	31,848	11,769
Accounts receivable, net	4,311	4,708
Inventories, net	4,694	5,614
Prepaid expense and other current assets	439	379
Total current assets	51,298	34,655

Long-term investments	-	13,718
Property and equipment, net	4,410	4,653
Other assets	234	2,772
Total assets	$55,942	$55,798

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,063	$3,572
Accrued expenses	2,790	3,237
Current portion of bank loan	125	137
Total current liabilities	5,978	6,946

Long-term liabilities
Bank loan	327	413
Other long-term liabilities	491	478
Total long term liabilities	818	891
Total liabilities	6,796	7,837

Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.001 par value: 250,000,000 shares authorized;
42,165,247 and 42,001,635 shares issued and outstanding at
September 30, 2009 and December 31, 2008.	42	42
Additional paid-in-capital	111,887	111,687
Accumulated deficit	(63,375)	(64,380)
Accumulated other comprehensive income	592	612

Stockholders' equity	49,146	47,961

Total liabilities and stockholders' equity	$55,942	$55,798

  The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$6,951	$10,829	$22,317	$30,553
Cost of revenues	4,686	7,403	15,353	20,927
Gross profit	2,265	3,426	6,964	9,626

Operating expenses:
Research and development	721	884	2,212	2,677
Sales and marketing	530	608	1,741	1,921
General and administrative	899	888	2,514	2,675
Total operating expenses	2,150	2,380	6,467	7,273

Income from operations	115	1,046	497	2,353

Interest and other income, net	176	319	570	996
Net income before tax	$291	$1,365	$1,067	$3,349
Income tax	20	20	62	103
Net income	$271	$1,345	$1,005	$3,246

Net income per share:
Basic	$0.01	$0.03	$0.02	$0.08
Diluted	$0.01	$0.03	$0.02	$0.08
Shares used in computing net income per share:
Basic	42,035	41,641	41,962	41,536
Diluted	42,607	42,542	42,078	42,621
        The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,005	$3,246
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	798	796
Loss on disposal of property and equipment	93	-
Amortization of stock-based compensation	79	131
Provision for inventory	(99)	(236)
Changes in assets and liabilities:
Accounts receivable, net	397	(175)
Inventories	1,019	(1,127)
Prepaid expenses and other assets	(60)	(36)
Other assets	(44)	(12)
Accounts payable	(509)	831
Accrued expenses	(447)	(72)
Other long-term liabilities	13	31
Net cash provided by operating activities	2,245	3,377

Cash flows from investing activities:
Purchase of short-term investments	(5,799)	(26,690)
Proceeds from sales and maturities of short-term investments	2,124	39,911
Purchase of of property and equipment	(638)	(802)
Net cash provided by (used in) investing activities	(4,313)	12,419

Cash flows from financing activities:
Proceeds from issurance of common stock under ESPP	118	207
Proceeds from the exercise of common stock options	3	142
Repayment of bank borrowings	(112)	(109)
Net cash provided by financing activities	9	240

Effect of exchange rate changes on cash and cash equivalents	(120)	260
Net increase (desrease) in cash and cash equivalents	(2,179)	16,296
Cash and cash equivalents at beginning of period	12,185	4,945
Cash and cash equivalents at end of period	$10,006	$21,241

Supplemental disclosure of cash flow information:
Cash paid for interest	$(8)	$(17)
Cash paid for income taxes	$-	$(50)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on March 20, 2009. The unaudited condensed consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The December 31, 2008 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP.

There have been no significant changes in the Company's critical accounting policies during the nine months ended September 30, 2009 as compared to what was previously disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2008 as filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, corporate bonds, certificates of deposit, and auction rate securities rights that are that are stated at cost, which approximates fair value.

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 67.0% and 64.4% of our revenues for the three months ended September 30, 2009 and 2008, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 33.0% and 35.6% of our revenues for the three months ended September 30, 2009 and 2008, respectively.

Our connectivity products contributed 60.4% and 64.3% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. Our optical passive products contributed 39.6% and 35.7% of our revenues for the nine months ended September 30, 2009 and 2008, respectively.

In the quarters ended September 30, 2009 and 2008, our top 10 customers comprised 60.5% and 62.3% of our revenues, respectively. For the quarters ended September 30, 2009 and 2008, one customer accounted for 12.4% and 14.1% of our total revenues, respectively.

In the nine months ended September 30, 2009 and 2008, our top 10 customers comprised 64.3% and 64.1% of our revenues, respectively. For the nine months ended September 30, 2009, two customers accounted for 17.0% and 16.1% of our revenues, respectively. For the nine months ended September 30, 2008, two customers accounted for 15.9% and 10.3% of our revenues, respectively.

Subsequent Events

We evaluated subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC.

2. Recent Accounting Pronouncements and Accounting Changes

In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 105, Generally Accepted Accounting Principles which establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company adopted ASC 105 in its Form 10-Q for the quarter ended September 30, 2009. The adoption did not have an impact on the Company's unaudited condensed consolidated results of operations and financial condition for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no material impact on the Company's financial results and positions.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. There was no impact on the Company's financial results as this relates only to additional disclosures.

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 establishes accounting principles and requirements for subsequent events. Specifically, ASC 855 sets forth the following: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855 requires entities to recognize in the financial statement, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading. The Company adopted ASC 855, effective June 30, 2009.

In August 2009, the FASB issued Update No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) ¡¡¡¡¡¡¡§¬¬¬C Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company's financial results.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA") and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

3. Stock-based Compensation

Effective January 1, 2006, the Company adopted ASC 718, "Share-Based Payment", which establishes accounting for share-based payment ("SBP") awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

ASC 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Binomial Lattice Model instead of the Black-Scholes Model previously utilized under ASC 718. The Company believes that the revised model represents a more likely projection of actual outcomes.

As of September 30, 2009, there were $0.06 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Company's option plans.

At September 30, 2009, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

The following information relates to stock option activity for the nine months ended September 30, 2009:

Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value

Outstanding at December 31, 2008	4,856,083	$1.40
Granted	30,000	0.88
Exercised	(4,000)	0.92
Forfeited	(55,000)	1.27
Outstanding at September 30, 2009	4,827,083	$1.40	5.02 Years	$1,019,302
Vested and expected to vest at September 30, 2009	4,808,137	$1.39	5.01 Years	$1,017,019
Exercisable at September 30, 2009	4,681,350	$1.39	4,93 Years	$999,916

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three and nine months ended September 30, 2009 was de minimis.

Cash received from option exercises during the three and nine months ended September 30, 2009 was $810 and $3,690, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

The following table summarizes employee stock-based compensation expense resulting from stock options and employee stock purchase plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Included in cost of revenue	$12	$17	$37	$59
Included in operating expenses:
Research and development	6	7	17	26
Sales and marketing	1	5	7	18
General and administrative	10	5	18	28
Total	29	34	79	131

4. Inventories, net (in thousands)

	September 30,	December 31,
	2009	2008
Inventories
Finished goods	$ 1,482	$ 1,880
Work-in-process	1,417	1,393
Raw materials	1,795	2,341
	$ 4,694	$ 5,614

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$271	$1,345	$1,005	$3,246

Denominator:
Shares used in computing net income per share:
Basic	42,035	41,641	41,962	41,536
Diluted	42,607	42,542	42,078	42,621

Net income per share:
Basic	$0.01	$0.03	$0.02	$0.08
Diluted	$0.01	$0.03	$0.02	$0.08

For the three and nine months ended September 30, 2009, 4.3 million and 4.7 million, respectively, outstanding weighted average stock options were excluded from the calculation of diluted earnings per common share. For the three and nine months ended September 30, 2008, 0.9 million and 1.1 million outstanding weighted average stock options were excluded from the calculation of diluted earnings per common share. The Company excluded these stock options because their exercise prices were greater than the average market value of the common shares. These options could be included in the calculation in the future if the average market value of the common shares increases and is greater than the exercise price of these options.

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$271	$1,345	$1,005	$3,246
Cumulative translation adjustments	19	(68)	(50)	453
Unrealized gain (loss) on short-term investments	(17)	(387)	29	(1,334)
Total comprehensive income	$273	$890	$984	$2,365

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007.  It is the Company's accounting policy to record income tax interest and penalties in the income tax provision.  The Company did not have any material unrecognized tax benefits or uncertain tax positions at September 30, 2009.

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

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2014.

The Company's aggregate future minimum facility lease payments are as follows (in thousands):

Three months ending December 31, 2009	$218
Years ending December 31:
2010	653
2011	182
2012	165
2013	165
2014	123
Total	$1,506

9. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans are secured by the Company's building in Taiwan. The net book value of the building was $0.5 million as of September 30, 2009.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years. In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

Payments due under bank loans as of September 30, 2009 were as follows (in thousands):

Years ending December 31,
2009	$37
2010	122
2011	100
2012	93
2013	74
2014 and after	48
Total payment	474
Less: Amounts representing interest	(22)
Present value of net remaining payments	452
Less: current portion	(125)
Long-term portion	$327

10. Related Party Transactions

As of September 30, 2009, Foxconn Holding Limited was a holder of 18.97% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $78 and $13,911 for the three and nine months ended September 30, 2009, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $0.4 million and $1.3 million for the three and nine months ended September 30, 2009, respectively. Amounts due from Hon Hai Precision Company Limited were $78 at September 30, 2009. Amounts due to Hon Hai Precision Company Limited were $0.4 million at September 30, 2009.

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

11. Fair Value of Financial instruments

Effective January 1, 2008, the Company adopted ASC 820 which provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements. ASC 820 does not extend the use of fair value beyond what is currently required by other pronouncements, and it does not pertain to stock-based compensation under ASC 718, Share-Based Payments or to leases under ASC 840, Accounting for Leases.

In February 2008, FASB Staff Position ASC 820 was issued. This FSP provides a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of ASC 820 with respect to financial assets and liabilities only.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at September 30, 2009 (in thousands) were as follows:

	Fair value Measurements at Reporting Data Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$8,433	$8,433	$-	$-
Marketable securities:
Time deposits	8,834	8,834	-	-
Corporate bonds	6,864	6,864	-	-
Auction rate securities - Rights	16,150	-	-	16,150
Total	$40,281	$24,131	$-	$16,150

As of September 30, 2009, the Company held investments in corporate bonds, certificates of deposit, money market securities, and auction rate securities ("ARS"). The Company's cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company's short-term investments are comprised of corporate bonds, certificates of deposit and ARS with original maturities of 91 days or more from the date of purchase. These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of September 30, 2009, the Company held investments in ARS that are required to be measured at fair value on a recurring basis. Since February 2008, all ARS investments in the Company's portfolio have experienced failed auctions. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008. The Company's ARS investments have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve. The Company estimated the fair value of its ARS based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

As of September 30, 2009, the Pennsylvania Higher Education Assistance Agency completed five partial calls of the ARS at par and the Company received settlement of $150,000 in total. On June 30, 2009, the Company reclassified the ARS and the related Right (as defined below) from long-term investments to short-term investments and current other assets.

In November 2008, the Company accepted an offer from UBS, the Company's investment advisor, granting the Company the right to require UBS to purchase the Company's ARS at their par value of $16.3 million anytime during the two-year period beginning June 30, 2010 ("Right"). UBS has also established a program which allows the Company to establish a no net cost line of credit and borrow up to 75 percent of the market value of the ARS at interest rates equal to the return the Company would receive on the underlying ARS securities. Management reviewed the UBS offer, credit rating, and financial stability and believed that UBS will purchase the Company's ARS at par value beginning on June 30, 2010. The Right represents an instrument by which the Company may require UBS to repurchase its ARS at par value. The Company has valued the Right as the difference between the par value and the fair value of its ARS as adjusted for any bearer risk associated with UBS' financial ability to repurchase the Company's ARS beginning on June 30, 2010. Upon election for fair value option for the Right under ASC 825-10, the Company will continue to measure the value of the Right at the difference between par value and fair value in subsequent periods.

In conjunction with the adoption of ASC 825, the Company elected the fair value option for its ARS and the Right. Since the Right is directly related to the Company's ARS investments, the Company elected the fair value option for these financial assets and they have been classified within Level 3 as ARS investments. In conjunction with the adoption of ASC 825, the Company elected a one-time transfer of ARS subject to settlements from available-for-sale to the trading category. As of September 30, 2009, the Company has recognized the Right as other assets on the balance sheet and recorded a gain of $0.8 million as other income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Significant
Unobservable
Inputs
(Level 3)
Fair value December 31, 2008	$16,300
Gain on Short-term investments	815
Loss on other assets	(815)
Sale on short-term investments	(150)
Fair value September 30, 2009	$16,150

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated from geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
North America	$3,958	$6,403	$10,530	$17,108
Europe	1,386	1,935	5,606	4,554
Asia	1,607	2,491	6,181	8,891
Total	$6,951	$10,829	$22,317	$30,553

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Connectivity products	$4,658	$6,977	$13,469	$19,648
Optical passive products	2,293	3,852	8,848	10,905
Total	$6,951	$10,829	$22,317	$30,553

	September 30, 2009	December 31, 2008

Property and Equipment
United States	$93	$133
Taiwan	2,434	2,793
China	1,883	1,727
Total	$4,410	$4,653

13. Subsequent Event

On October 26, 2009, the Company announced it had declared a cash dividend of $0.02 per share payable on January 15, 2010 to holders of record on December 31, 2009.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of our cash, our ARS and associated Rights, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to remain listed on the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, "Risk Factors." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement Share-Based Payment, ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases pursuant to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. We adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year.

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2009 was $0.03 million and $0.08 million, respectively, as determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to share based compensation arrangements under our stock option plan and our employee stock purchase plan.

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

Our connectivity products contributed revenues of $4.7 million and $7.0 million for the three months ended September 30, 2009 and 2008, respectively. Our optical passive products contributed revenues of $2.3 million and $3.9 million for the three months ended September 30, 2009 and 2008, respectively. Our connectivity products contributed 67.0% and 64.4% of our revenues for the three months ended September 30, 2009 and 2008, respectively. Our optical passive products contributed 33.0% and 35.6% of our revenues for the three months ended September 30, 2009 and 2008, respectively.

In the three months ended September 30, 2009 and 2008, our top 10 customers comprised 60.5% and 62.3% of our revenues, respectively. For the three months ended September 30, 2009 and 2008, one customer accounted for 12.4% and 14.1% of our total revenues. We market and sell our products predominantly through our direct sales force.

Our connectivity products contributed revenues of $13.5 million and $19.6 million for the nine months ended September 30, 2009 and 2008, respectively. Our optical passive products contributed revenues of $8.8 million and $10.9 million for the nine months ended September 30, 2009 and 2008, respectively. Our connectivity products contributed 60.4% and 64.3% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. Our optical passive products contributed 39.6% and 35.7% of our revenues for the nine months ended September 30, 2009 and 2008, respectively.

In the nine months ended September 30, 2009 and 2008, our top 10 customers comprised 64.3% and 64.1% of our revenues, respectively. For the nine months ended September 30, 2009, two customers accounted for 17.0% and 16.1%, of our total revenues, respectively. For the nine months ended September 30, 2008, two customers accounted for 15.9% and 10.3% of our total revenues, respectively.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.4	68.4	68.8	68.5
Gross profit	32.6	31.6	31.2	31.5

Operating expenses
Research and development	10.4	8.2	9.9	8.7
Sales and marketing	7.6	5.6	7.8	6.3
General and administrative	12.9	8.2	11.3	8.8
Total operating expenses	30.9	22.0	29.0	23.8

Income from operations	1.7	9.6	2.2	7.7
Interest and other income, net	2.5	3.0	2.6	3.2
Net income before tax	4.2%	12.6%	4.8%	10.9%
Income tax	0.3	0.2	0.3	0.3
Net income	3.9%	12.4%	4.5%	10.6%

Revenues. Revenues were $7.0 million and $10.8 million for the three months ended September 30, 2009 and 2008, respectively. Revenues decreased 35.8% in the quarter ended September 30, 2009 from the same period in 2008, mainly due to a softening in demand for both connectivity and passive products due to the economic environment. Revenues were $22.3 million and $30.6 million for the nine months ended September 30, 2009 and 2008, respectively. Revenues decreased 27.0% in the nine months ended September 30, 2009 from the same period in 2008, mainly due to a softening in demand for both connectivity and passive products. Revenues from sales to a significant customer declined sequentially and on a year over year basis based on reduced order levels and changing product allocations. Declines in average selling prices were a secondary cause of the decrease in revenues and resulted from pricing pressure from customers, competitive pricing by other suppliers and general product maturity. We expect we may experience similar levels of average selling price declines in the future.

Cost of Revenues. Cost of revenues was $4.7 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively. Cost of revenues as a percentage of revenues decreased to 67.4% for the three months ended September 30, 2009 from 68.4% for the three months ended September 30, 2008. Cost of revenues was $15.4 million and $20.9 million for the nine months ended September 30, 2009 and 2008, respectively. Cost of revenues as a percentage of revenues increased slightly to 68.8% for the nine months ended September 30, 2009 from 68.5% for the nine months ended September 30, 2008. The decrease of cost of revenues was mainly due to lower sales. The decrease as a percentage of revenues was due to product mixes for both connectivity and optical passive products.

Gross Profit. Gross profit decreased to $2.3 million, or 32.6% of revenues, for the three months ended September 30, 2009 from $3.4 million, or 31.6% of revenues, for the same period in 2008. Gross profit decreased in dollars to $7.0 million, or 31.2% of revenues, for the nine months ended September 30, 2009 from $9.6 million, or 31.5% of revenues, for the same period in 2008. For the period ended September 30, 2009, the utilization of our factories was reduced due to the decreased volume shipments of our products, which contributed to lower gross margin.

Research and Development Expenses. Research and development expenses decreased to $0.7 million for the three months ended September 30, 2009 from $0.9 million for the same period in 2008. Research and development expenses decreased to $2.2 million for the nine months ended September 30, 2009 from $2.7 million for the same period in 2008. The decrease was primarily due to lower headcount and cost control measures. As a percentage of revenues, research and development expenses increased to 10.4% in the three months ended September 30, 2009 from 8.2% for the same period in 2008. As a percentage of revenues, research and development expenses increased to 9.9% in the nine months ended September 30, 2009 from 8.7% for the same period in 2008. We expect research and development expenses on our product development efforts to increase in the near term as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $0.5 million for the three months ended September 30, 2009 from $0.6 million for the same period in 2008. Sales and marketing expenses decreased to $1.7 million for the nine months ended September 30, 2009 from $1.9 million for the same period in 2008. The decrease was primarily due to lower headcount and cost control measures. As a percentage of revenues, sales and marketing expenses increased to 7.6% in the three months ended September 30, 2009 from 5.6% for the same period in 2008. As a percentage of revenues, sales and marketing expenses increased to 7.8% in the nine months ended September 30, 2009 from 6.3% for the same period in 2008. We expect sales and marketing expenses will remain relatively flat in the next quarter as a result of no trade show activities.

General and Administrative Expenses. General and administrative expenses remained at $0.9 million for the three months ended September 30, 2009 and for the same period in 2008. General and administrative expenses decreased to $2.5 million for the nine months ended September 30, 2009 from $2.7 million for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 12.9% in the three months ended September 30, 2009 from 8.2% for the same period in 2008. As a percentage of revenues, general and administrative expenses increased to 11.3% in the nine months ended September 30, 2009 from 8.8% for the same period in 2008. We expect general and administrative expenses will remain relatively flat in the next quarter. The increase as a percentage of revenues was mainly due to lower sales.

Stock-Based Compensation. Total stock based compensation decreased to $29,000 for the three months ended September 30, 2009 from $34,000 for the same period in 2008. Total stock based compensation decreased to $79,000 for the nine months ended September 30, 2009 from $131,000 for the same period in 2008. These decreases were due to the lower market price of our common stock.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million and $0.3 million for the three months ended September 30, 2009 and 2008, respectively. Interest and other income, net, was $0.6 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest and other income is due to lower interest rates on our investments.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $10.0 million and short-term investments of $31.8 million, which includes our auction rate securities of $14.4 million. We also held $1.8 million of ARS Rights in other current assets. On June 30, 2009, we reclassified $16.2 million of ARS and the related ARS Right from long-term to current assets. The ARS and associated Rights are not saleable by us at the date hereof. Accordingly, we do not consider the ARS or the Rights as sources of liquidity at this time.

Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2009. The cash provided by operating activities was primarily due to net income of $1.0 million, a decrease in accounts receivable of $0.4 million, decreases in inventory of $1.0 million, and depreciation and amortization of $0.8 million, offset by cash used for accounts payable of $0.5 million, prepaid expenses of $0.06 million, and accrued liabilities of $0.4 million.

Net cash provided by operating activities was $3.4 million for the nine months ended September 30, 2008. The cash provided was primarily due to net income of $3.2 million, an increase in accounts payable of $0.8 million, and total depreciation and amortization expenses of $0.9 million, which was offset by $0.2 million inventory provision and $1.1 million increase in inventory.

Cash used in investing activities was $4.3 million for the nine months ended September 30, 2009. This resulted from $3.7 million in net purchases of short-term investments. We also used $0.6 million cash on equipment purchases. Cash provided by investing activities was $12.4 million for the nine months ended September 30, 2008. This resulted from $13.2 million in net proceeds from sales of short-term investments offset by $0.8 million spending on equipment purchases.

Cash provided by financing activities was $0.01 million and $0.2 for the nine months ended September 30, 2009 and 2008, respectively, and was comprised of proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our Employee Stock Purchase Plan, which was offset by $0.1 million each for the nine months ended September 30, 2009 and 2008, respectively, for repayment of bank borrowings.

In connection with a stock dividend payable on January 15, 2010, we expect to use $0.8 million in cash.

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

We had net income of approximately $0.3 million and $1.3 million in the third quarter of fiscal 2009 and 2008, respectively. Although we generated a profit in the third quarter of fiscal 2009 and 2008, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased slightly in the third quarter of fiscal 2009, our cash flows may be negative again in the future as we continue to invest in our business. In addition, we expect to use approximately $0.8 million to fund a cash dividend payable in January 2010 to stockholders of record on December 31, 2009. As of September 30, 2009, we had an accumulated deficit of approximately $63.4 million.

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

Sales of our connectivity products accounted for over 67.0% of our revenues in the quarter ended September 30, 2009 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the quarters ended September 30, 2009 and 2008, our top 10 customers comprised 60.5% and 62.3% of our revenues, respectively. One customer accounted for 12.4% and 14.1% of our revenues for the three months ended September 30, 2009 and 2008, respectively.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way. Reduced orders from a significant customer contributed to the decrease in our revenues for the quarter ended September 30, 2009. The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

Credit concerns in the capital markets have significantly reduced our ability to liquidate $16.2 million in ARS that we classify as current assets on our balance sheet at September 30, 2009. All ARS we hold have failed to sell at auction since February 2008 due to an insufficient number of bidders. As of September 30, 2009, one of the issuers of the ARS completed five partial calls at par and we received settlement of $150,000 in total. In November 2008, we accepted the right to require UBS to repurchase our ARS investment at par value beginning on June 30, 2010, or the "Right". We cannot assure you that UBS will have the ability to purchase our ARS at par or at any other price in the future. Accordingly, we may not be able to exercise the Right or liquidate these securities and use the cash to finance our business. In future periods, the estimated fair value of our ARS and the Right could decline based on market conditions, which could result in impairment charges.

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

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Oclaro, JDS Uniphase Corp., Oplink Communications Inc., and Tyco Electronics Corporation. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

As of September 30, 2009, we had a total of 40 full-time employees in Sunnyvale, California, 298 full-time employees in Taiwan, and 482 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

Our success also depends, to a large degree, on the efficient and uninterrupted operation of our facilities. We have expanded our manufacturing facilities in China and manufacture many of our products there. Our facility in Taiwan also houses a substantial portion of our manufacturing operations. There is significant political tension between Taiwan and China. If there is an outbreak of hostilities between Taiwan and China, our manufacturing operations may be disrupted or we may have to relocate our manufacturing operations. Tensions between Taiwan and China may also affect our facility in China. Relocating a portion of our employees could cause temporary disruptions in our operations and divert management's attention.

Because of the time it takes to develop fiber optic components, we incur substantial expenses for which we may not earn associated revenues.

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.7 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively. Our total research and development expenses were approximately $2.2 million and $2.7 million for the nine months ended September 30, 2009 and 2008, respectively. We expect that our research and development expense may increase in the last quarter of 2009 as we intend to continue to invest in our research and product development efforts. Any such increase could have a negative impact on our earnings in future periods.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls as of December 31, 2008, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2010. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts. We expect to incur increased expenses and to devote additional management resources to Section 404 compliance. In the event that our chief executive officer or acting chief financial officer determines that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

There can be no assurance that we will be able to satisfy all of the quantitative maintenance criteria for continued listing on the Nasdaq Capital Market, including a requirement that we maintain a continued minimum bid price of $1.00 per share. Accordingly, if the closing bid price of our common stock falls and remains below $1.00 for 30 consecutive trading days, as it has for significant periods of time in the past, our common stock may not remain listed on the Nasdaq Capital Market. If we fail to maintain continued listing on the Nasdaq Capital Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price would likely decline. If we are delisted, it could have a material adverse effect on the market price of our common stock as well as the liquidity of the trading market for our common stock.

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

ITEM 6: EXHIBITS

Exhibits

Exhibit
Number	Title

31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SS 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SS 1350).

___________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No 34-47986, Final Rule: Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2009

   ALLIANCE FIBER OPTIC PRODUCTS, INC.

By /s/ Anita K. Ho

Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)