Form 10-K
period 2009-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2010-03-19
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes [   ]                 No  [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]                        Accelerated filer  [   ]                        Non-accelerated filer  [   ]                             Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]     No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 30, 2009) was approximately $45,537,387.

As of March 5, 2010 there were 42,458,612 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2010 Annual Meeting of Stockholders to be held on May 14, 2010.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2009 FORM 10-K

i

PART I

Item 1. Business

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, profitability, the amount and mix of anticipated investments, exposure to interest or exchange rate changes, expenditures and expense levels, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, the impact of the economic environment on our business and our customers, our beliefes regarding our auction rate securities and related repurchase rights, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our expectations regarding the impact of accounting changes, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, our competitive strengths, consolidation in our industry, our international strategy, our employee relations, the adequacy of our internal controls, the potential effect of recent accounting pronouncements and our critical accounting policies and estimates.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.  These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A – Risk Factors, below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, the loss of one or more key customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw materials, loss of a key supplier, integration of acquired businesses or technologies, the impact of the economy, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, delisting from the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the state of the capital markets.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Market Conditions

In periods prior to 2004, communication equipment manufacturers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth.  While demand for bandwidth continues to increase, this demand has grown at a far slower pace than previously anticipated.  As a result, communication equipment manufacturers ended up with excess inventories of optical systems and devices that continue to create a barrier to new sales opportunities for much of the following several years. Global economic declines of the later portion of the decade impeded as stronger recovery of demand for communications equipment broadly although more demand resulted from deployment of access related systems for broadband applications in this period.

This situation has created challenges for suppliers in the optical communication industry.  Due to decreased unit shipments as a result of overcapacity in the industry and the resulting competition for fewer sales opportunities, average selling prices have declined as companies compete for significantly smaller market opportunities.

Over the past four years, as mentioned the optical components industry has experienced a slight increase and resumption in business levels.  Recent orders for our products have been utilized both for upgrades of existing networks and new network builds.  In addition, certain large telecommunications service providers have recently announced that they plan to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of a full industry recovery and the potential impact to our business from this or any other deployment initiatives.

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

Connectivity Products. In nearly all fiber optic networks, the optical fiber, passive optical components and active optical devices must be joined using optical interconnection systems.  Our connectivity platform provides fundamental component support for these applications as well as standard and custom value added integrated solutions that address the need for higher functionality and modularity.  All of our connectivity products described below are in production and are shipping to customers.

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

With the unique low insertion loss and flat band-pass profile, CWDMs provide an economic and efficient wavelength division multiplexing solution for metropolitan and access networks.   Our CWDM product covers four channel, eight channel, and sixteen channel mux and demux applications, and upgradeability for both four channel and eight channel types.   We also offer optical add-drop modules, or OADMs, for CWDM networks, with the capability of adding or dropping from one to fifteen channels.  In addition to the CWDM mux, demux and optical add/drop modules, we also offer complete rackmount CWDM solutions to customers so they can easily mount our CWDM products directly on their system rack.  We believe our CWDM products directly address the metropolitan and access markets’ competitive wavelength management needs.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights.  As of December 31, 2009, we had 61 United States patents issued or assigned to us and had 20 United States patent applications pending.  Our 61 U.S. patents expire between September 2013 and April 2028.  We also have 16 foreign patents issued, and 2 foreign patent application pending.  Our foreign patents issued will expire between January 2010 and December 2019.  We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us.  We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap.  Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them.  Other companies may pursue litigation with respect to those or other claims.  The results of any litigation are inherently uncertain.  In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology.  Licenses may not be available from third parties either on commercially reasonable terms or at all.  In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.  Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows.  As of December 31, 2009, we were not aware of infringement claims or litigation pending against us.

Customers

We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers.  In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products.  In the year ended December 31, 2009, we sold our products to more than 200 customers.  Two customers accounted for 15.1% and 14.9% of our revenues in the year ended December 31, 2009.  One customer accounted for 15.7% of our revenues in the year ended December 31, 2008. The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2009	2008

Revenues
North America	$14,721	$21,579
Europe	7,085	5,882
Asia	8,028	11,293
Total	$29,834	$38,754

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

Our principal competitors in the components market include Oclaro Inc., JDS Uniphase Corp., Oplink Communications, Inc., and Tyco Electronics Corporation.  We estimate that we had approximately 20 competitors in the components market as of December 31, 2009.  We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line.  Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business.  Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide.  In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur.  This consolidation has further increased and we believe will further increase competition.  We expect significant pricing pressure from our competitors that may negatively affect our margins.  We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

As of December 31, 2009, we had a total of 58 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China.  Our engineering team has extensive design, packaging, processing, and software experience in optical components, interfaces and systems.

Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001.  Our Taiwanese subsidiary also engages in product development.  Our research and development expenses were $3.0 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively.  We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Employees

As of December 31, 2009, we had 870 full-time employees, including 39 located in the United States, 318 in Taiwan and 513 in China.  Of our 870 full-time employees, 58 are engaged in product development, 722 are engaged in manufacturing production, 19 are engaged in sales, marketing, application support and customer service, and 71 are engaged in general and administration.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We had net income of approximately $1.4 million and $4.1 million in fiscal year 2009 and 2008, respectively.  Although we generated a profit in these two fiscal years, we may not be able to sustain profitability in the future.  Although our cash and cash equivalents increased in 2009, we may experience negative cash flows again in the future.  As of December 31, 2009, we had an accumulated deficit of approximately $63.8 million.

We continue to experience fluctuating demand for our products.  If demand for our products declines, we may not be able to decrease expense on a timely basis, or at all, to offset the decrease in revenues.  We also expect declining average selling price, may negatively impact our results of operations in future periods. If demand for our products increases in the future, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding direct sales and distribution channels.  Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins.  As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels.  We may not be able to sustain profitability on a quarterly or an annual basis.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our optical passive products, our business will be seriously harmed.

Sales of our connectivity products accounted for 62.5% and 63.1% of our revenues in the fiscal years ended December 31, 2009 and 2008, respectively, and substantially all of our historical revenues.  We expect to depend on our connectivity products for the majority of our near-term revenues.  Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business.  Declining average selling prices of our products during 2009 negatively impacted our revenues and may continue to do so in the future.  We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive related products, which we began shipping commercially in July 2000.  Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003.  If demand does not continue to increase and our target customers do not continue to adopt and purchase our optical passive related products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the years ended December 31, 2009 and 2008 our top 10 customers comprised 62.8% and 62.3% of our revenues, respectively.  Two customers accounted for 15.1 % and 14.9% of our total revenues for the year ended December 31, 2009, respectively.  One customer accounted for 15.7 % of our total revenues for the year ended December 31, 2008

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way.  Reduced orders from a significant customer contributed to the decrease in our revenues in 2009.  The loss of any significant customer, a significant reduction in sales we make to them, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

Credit concerns in the capital markets have significantly reduced our ability to liquidate $16.1 million in ARS that we classify as current assets on our balance sheet at December 31, 2009.  All ARS we hold have failed to sell at auction since February 2008 due to an insufficient number of bidders. As of December 31, 2009, one of the issuers of the ARS completed seven partial calls at par and we received settlement of $200,000 in total.  In November 2008, we accepted the right to require UBS to repurchase our ARS investment at par value beginning on June 30, 2010, or the “Right”.  We cannot assure you that UBS will have the ability to purchase our ARS at par or at any other price in the future.  Accordingly, we may not be able to exercise the Right or liquidate these securities and use the cash to finance our business.  In future periods, the estimated fair value of our ARS and the Right could decline based on market conditions, which could result in impairment charges.

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

The market for fiber optic components is intensely competitive.  We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers.  Our principal competitors in the components market include Oclaro Inc. JDS Uniphase Corp., Oplink Communications Inc., and Tyco Electronics Corporation.  We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line.  Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

As of December 31, 2009, we had a total of 39 full-time employees in Sunnyvale, California, 318 full-time employees in Taiwan, and 513 full-time employees in China.  Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources.  To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process.  We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements.  Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts.  Our total research and development expenses were approximately $3.0 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively.  We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenues from such efforts.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing consolidation, realignment, and fluctuations in product inventory and demand for fiber optic products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls as of the end of each fiscal year, and our independent auditors to attest to the effectiveness of our internal controls over financial reporting beginning with our year ending December 31, 2010.  We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts.  We expect to incur increased expenses and to devote additional management resources to Section 404 compliance.  In the event that our chief executive officer or acting chief financial officer determines that our internal controls over financial reporting are not effective as defined under Section 404, or our auditors are not able to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in the future, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

Item 4. (Removed and Reserved)

Executive Officers of the Registrant

Our executive officers as of December 31, 2009 are as follows:

Peter C. Chang, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995.  From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding.  From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs.  Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

David A. Hubbard, has served as our Vice President, Sales and Marketing since October 1996.  From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995 Mr. Hubbard held several product line and business management positions at Tyco Electronics/ AMP inc.   Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

Wei-Shin Tsay, Ph.D., has served as our Senior Vice President, Product Development since August 2000.  From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase.  From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit.  From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs.  Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan.

Anita K. Ho, has served as our Acting Chief Financial Officer since July 2002.  From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller.  From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation.  From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation.   Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

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

	High	Low

2009
First Quarter	$0.76	$0.62
Second Quarter	$1.25	$0.67
Third Quarter	$1.40	$1.00
Fourth Quarter	$1.28	$1.06

2008
First Quarter	$2.02	$1.19
Second Quarter	$1.63	$1.26
Third Quarter	$1.45	$0.98
Fourth Quarter	$1.00	$0.57

As of March 5, 2010, the Company’s common stock was held by 67 stockholders of record (not including beneficial holders of common stock held in street name).  The Company has never declared or paid dividends on its capital stock and does not anticipate paying any dividends in the foreseeable future.

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

Critical Accounting Policies and Estimates

There have been no significant changes in the Company’s critical accounting policies during the twelve months ended December 31, 2009 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31,  2008 as filed with the SEC.

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

We believe the following critical accounting policies affect management’s more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition

We recognize revenue upon shipment of our products to customers, provided that we have received a purchase order, the price is fixed, collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred.  Subsequent to the sale of our products, we have no obligation to provide any modification or customization upgrades, enhancements or post contract customer support.

Stock-based Compensation Expense

On January 1, 2006, we adopted Accounting for Stock-based Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases pursuant to our Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. We adopted ASC 718 “Share-Based Payment” using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year.

Stock-based compensation expense recognized under ASC 718 were $0.1 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, as determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to share based compensation arrangements under our stock option plan and our ESPP.

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

Valuation of Long-Lived Assets

We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends.  When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  We did not record any asset impairment charge for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

We adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007.  It is our policy to record income tax interest and penalties in the income tax provision.  We did not have any material unrecognized tax benefits or uncertain tax positions at December 31, 2009.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products, or what we previously called our OPMS products.  We have broadened our connectivity product line to include attenuators, planar lightwave circuit splitters, and fused fiber products.  In early 1999, we started forming a new product line based in part on our proprietary technology.  We started selling our optical passive products, or what we previously called our DWDM products, and other wavelength management products in July 2000.  Since introduction, sales of optical passive products have fluctuated with the overall market for these products.

We market and sell our products predominantly through our direct sales force.  From our inception through December 31, 2009, we derived the majority of our revenues from our connectivity product line.  Our optical passive products contributed as a percentage of revenues 37.5% and 36.9% for the years ended December 31, 2009 and 2008, respectively.  In the years ended December 31, 2009 and 2008, our top 10 customers comprised 63% and 62% of our revenues, respectively.  Two customers accounted for 15.1% and 14.9% of our revenues in 2009, respectively.  One customer accounted for 15.7% of our revenues in 2008.    Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs.  We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

•	changes in manufacturing volume;

•	costs incurred in establishing additional manufacturing lines and facilities;

•	inventory write-downs and impairment charges related to manufacturing assets;

•	mix of products sold;

•	changes in our pricing and pricing by our competitors;

•	mix of sales channels through which our products are sold; and

•	mix of domestic and international sales.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products.  We expense our research and development costs as they are incurred.  We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2010.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses.  We intend to continue to invest amounts similar to our spending levels in 2009 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products.  However, we cannot be certain that our expenditures will result in higher revenues.  In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

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

	Years Ended December 31,
	2009	2008
Revenues	100.0%	100.0%

Cost of revenues	68.7	68.6
Gross profit	31.3	31.4

Operating expenses:
Research and development	10.0	8.6
Sales and marketing	7.6	6.2
General and administrative	11.2	9.0
Total operating expenses	28.8	23.8

Income from operations	2.5	7.6
Interest and other income, net	2.6	3.4
Net income before tax	5.1	11.0
Income tax	0.3	0.5
Net income	4.8%	10.5%

Comparison of Fiscal Year 2009 and Fiscal Year 2008

Revenues.  Revenues were $29.8 million and $38.8 million for the years ended December 31, 2009 and 2008, respectively.  Connectivity products revenue decreased to $18.7 million in 2009 from $24.5 million in 2008.  Optical passive products revenue decreased to $11.2 million in 2009 from $14.3 million in 2008. Revenues decreased mainly due to a softening in demand for both connectivity and passive products.  Revenues from sales to a significant customer declined sequentially and on a year over year basis based on reduced order levels and changing product allocations.  Declines in average selling prices were a secondary cause of the decrease in revenues and resulted from pricing pressure from customers, competitive pricing by other suppliers and general product maturity. We expect we may experience similar levels of average selling price declines in the future.

 Cost of Revenues.    Cost of revenues in fiscal year 2009 decreased to $20.5 million from $26.6 million in fiscal year 2008.  Cost of revenues as a percentage of net revenues increased to 68.7% in fiscal year 2009 from 68.6% in fiscal year 2008.  The decrease of cost of revenues in 2009 was mainly due to lower sales.  The increase as a percentage of revenues was due to product mixes for both connectivity and optical passive products.

Gross Profit.  Gross profit for the year ended December 31, 2009 was $9.3 million, or 31.3% of revenues, compared with gross profit of $12.2 million, or 31.4% of revenues in fiscal year 2008.   The connectivity products gross profit decreased to $6.2 million in 2009 from $8.4 million in 2008.  The optical passive products gross profit decreased to $3.1 million from $3.8 million in 2008.  For the year ended December 31, 2009, the utilization of our factories was reduced due to the decreased volume shipments of our products, which contributed to lower gross margins.  We expect our gross profit as a percentage of revenues in 2010 to remain at levels similar to 2009 levels.  However, our average selling prices are declining, which we believe will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses.  Research and development expenses decreased to $3.0 million in fiscal year 2009 from $3.3 million in fiscal year 2008.   As a percentage of revenues, research and development expenses increased to 10.0% in 2009 from 8.6% in 2008 and the increase was a result of decreased revenues. The decrease in absolute dollars was primarily due to lower headcount and cost control measures.  We expect research and development expenses on our product development efforts may increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $2.3 million in fiscal year 2009 from $2.4 million in fiscal year 2008.  The decrease was mainly due to cost control measures.  As a percentage of revenues, sales and marketing expenses increased to 7.6% in 2009 from 6.2% in 2008 and the increase was a result of decreased revenues.  We expect sales and marketing expenses will remain relatively flat in dollars due in part to continued emphasis on expense control.

General and Administrative Expenses.  General and administrative expenses decreased to $3.3 million in fiscal year 2009 from $3.5 million in fiscal year 2008.  The decrease was mainly due to cost control measures.   As a percentage of revenues, general and administrative expenses increased to 11.2% in 2009 from 9.0% in 2008 and the increase was a result of decreased revenues.  We expect general and administrative expenses will remain relatively flat in dollars due in part to continued emphasis on expense control.

Stock-Based Compensation.  Total stock-based compensation was $0.1 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.

Interest and Other Income, Net.  Interest and other income, net, was $0.8 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.  These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates.  The decrease in 2009 was due to lower interest income because of lower interest rates.  The amounts also included a loss of $0.8 million to reduce the value of our ARS investments classified as trading securities, offset by a gain of $0.8 million from the estimated fair value of the ARS Right as of December 31, 2009.

Provision for Taxes.  Our effective alternative minimum tax, or AMT, rate was 20% for federal and 6.7% for state in fiscal 2009. The tax expense was the result of estimated income tax accruals for fiscal 2009 and 2008.

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

As of December 31, 2009, we had approximately $35.1 million and $20.4 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2022 for federal and in 2014 for state purposes, if not utilized.  We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to our history of losses.

Liquidity and Capital Resources

Comparison of Fiscal Year 2009 and Fiscal Year 2008

Net cash provided by operating activities was $2.8 million and $4.4 million in 2009 and 2008, respectively.  The decrease in our cash provided by operations in 2009 was primarily due to decrease in net income of $2.6 million, an increased in accounts receivable of $0.2 million, an increased in prepaid expenses of $0.1 million, and a decrease in accrued liabilities of $0.3 million, which was offset by a decrease in inventory of $0.6 million, an increase in accounts payable of $0.1 million.  The decrease in our cash provided by operations in 2008 was primarily due to an increase in inventory of $0.6 million, a decrease in accounts payable of $1.0 million and a decrease in accrued liabilities of $0.2 million, which was offset by an increase in net income of $0.7 million and a decrease in accounts receivable of $0.7 million.

Cash used in investing activities was $6.5 million in 2009 and cash provided by investing activities was $2.2 million in 2008.  In 2009, we spent $0.9 million to acquire property and equipment and the net purchase of short-term securities was $5.6 million.  In 2008, we spent $1.2 million to acquire property and equipment and the net proceeds from sale and maturity of short-term securities was $3.4 million.

Cash generated by financing activities was $0.2 million and $0.4 million in 2009 and 2008, respectively.  Cash generated by financing activities in 2009 and 2008 was comprised of proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our ESPP.

Between November 2004 and September 2007, we entered into two mortgage loans of $0.7 million total with an interest rate of 3.20% and three equipment loans of $0.7 million total with an interest rate of 3.68% in Taiwan.  The loans are secured by the building and equipment we own in Taiwan.

Our principal source of liquidity as of December 31, 2009 consisted of $26.2 million in cash and cash equivalents and interest bearing marketable securities.  We also hold $16.1 million in ARS and associated Rights which are not saleable by us at the date hereof.  Accordingly, we do not consider the ARS or the Rights as sources of liquidity at this time.  We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  However, our future growth, including potential acquisitions, may require additional funding.  If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements.  If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations.  The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain additional financing, we may be required to reduce our research and development and marketing expenses.  Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.  Our failure to raise capital when needed could harm our business, financial condition and operating results.

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

In July 2007, we renewed the lease for our 62,000 square foot facility in the Shenzhen area of China, which will expire in July 2012.  In February 2007, we entered into a lease for an 8,200 square feet facility in Shenzhen, which lease will expire in January 2012.In August 2009, we expanded our facility in the Shenzhen area of China.  We replaced the existing two leases with a new lease for a 132,993 square foot facility in Shenzhen, which lease will expire in October 2014.

The following summarizes our contractual obligations at December 31, 2009 (in thousands):

Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years
Contractual Obligations
Debt obligations including interest payments	$ 438	$ 122	$ 194	$ 122
Operating Lease Obligations	1,297	658	350	289
Total	$ 1,735	$ 780	$ 544	$ 411

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc. as of December 31, 2009 and 2008, and the results of their operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Stonefield Josephson, Inc.

Stonefield Josephson, Inc.

San Francisco, California

March 18, 2010

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$8,525	$12,185
Short-term investments	31,968	11,769
Other current assets	1,778	-
Accounts receivable, net	4,952	4,708
Inventories	4,984	5,614
Prepaid expense and other current assets	515	379
Total current assets	52,722	34,655

Long-term investments	-	13,718
Property and equipment, net	4,434	4,653
Other assets	233	2,772
Total assets	$57,389	$55,798

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,701	$3,572
Accrued expenses	3,822	3,237
Current portion of bank loan	114	137
Total current liabilities	7,637	6,946

Long-term liabilities:
Bank loan	305	413
Other long-term liabilities	508	478
Total long-term liabilities	813	891
Total liabilities	8,450	7,837

Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
42,447,112 and 42,001,635 shares issued and outstanding at
December 31, 2009 and 2008, respectively	42	42
Additional paid-in-capital	112,131	111,687
Accumulated deficit	(63,796)	(64,380)
Accumulated other comprehensive income	562	621
Total stockholders' equity	48,939	47,961
Total liabilities and stockholders' equity	$57,389	$55,798

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008
Revenues	$29,834	$38,754
Cost of revenues	20,504	26,589
Gross profit	9,330	12,165

Operating expenses:
Research and development	2,972	3,322
Sales and marketing	2,276	2,406
General and administrative	3,331	3,487
Total operating expenses	8,579	9,215

Income from operations	751	2,950
Interest and other income, net	766	1,315
Net income before tax	1,517	4,265
Income tax	84	199
Net income	1,433	4,066
Net income per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
Shares used in computing net income per share:
Basic	42,026	41,601
Diluted	42,279	41,657

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,433	$4,066
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,049	1,060
Amortization of stock based compensation	112	161
Loss on disposal of property and equipment	93	10
Provision for inventory valuation	(18)	(180)
Provision (Credit) for doubtful accounts and sales returns	-	(42)
Changes in assets and liabilities:
Accounts receivable	(244)	727
Inventories	648	(431)
Prepaid expenses and other current assets	(136)	102
Other assets	(43)	36
Accounts payable	129	(951)
Accrued expense	(264)	(151)
Other long-term liabilities	30	29
Net cash provided by operating activities	2,789	4,436

Cash flows from investing activities:
Purchase of short-term investments	(17,627)	(34,889)
Proceeds from sales and maturities of short-term investments	12,023	38,343
Purchase of property and equipment	(895)	(1,207)
Net cash (used in) provided by investing activities	(6,499)	2,247

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	291	379
Proceeds from the exercise of common stock options	41	141
Repayment of bank borrowings	(139)	(141)
Net cash provided by financing activities	193	379

Effect of exchange rate changes on cash and cash equivalents	(143)	178
Net (decrease) increase in cash and cash equivalents	(3,660)	7,240
Cash and cash equivalents at beginning of year	12,185	4,945
Cash and cash equivalents at end of year	$8,525	$12,185

Supplemental disclosure of cash flow information:
Cash paid for interest	$(11)	(17)
Cash paid for income taxes	$(111)	(50)

Supplemental disclosure of non-cash financing activities:
Dividend payable to stockholders	$(849)	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder' Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Deficit	Accumulated Other Comprehensive income/(loss)	Total	Comprehensive Income
Balance at December 31, 2007	41,367	$41	$110,310	$696	$(68,446)	$306	$42,907
Issuance of common stock
upon exercise of options	237	--	141	--	--	--	141
Issuance of common stock upon
purchase of ESPP	398	1	379	--	--	--	380
Deferred stock-based compensation	--	--	--	161	--	--	161
Comprehensive Income:
Net income for the year	--	--	--	--	4,066	--	4,066	$4,066
Unrealized gain on
short-term investments	--	--	--	--	--	(12)	(12)	(12)
Currency translation adjustments	--	--	--	--	--	318	318	318
Comprehensive income								$4,372
Balance at December 31, 2008	42,002	$42	$110,830	$857	$(64,380)	$612	$47,961

Issuance of common stock
upon exercise of options	49	--	41	--	--	--	41
Issuance of common stock upon
purchase of ESPP	396	--	291	--	--	--	291
Deferred stock-based compensation	--	--	--	112	--	--	112
Issuance of stock dividends					(849)	--	(849)
Comprehensive income :
Net income for the year	--	--	--	--	1,433		1,433	$1,433
Unrealized loss on
short-term investments	--	--	--	--	--	(2)	(2)	(2)
Currency translation adjustments	--	--	--	--	--	(48)	(48)	(48)
Comprehensive income								$1,383
Balance at December 31, 2009	42,447	$42	$111,162	$969	$(63,796)	$562	$48,939

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

Foreign currency translation

The Company’s operations through foreign subsidiaries use the local currency as their functional currency.  All assets and liabilities of the subsidiaries are translated at rates of exchange on the balance sheet date.  Revenues and expenses are translated at the average rate of exchange for the period.  Gains and losses resulting from foreign currency translation are recorded as a separate component of other comprehensive income in stockholders’ equity.  Foreign currency transaction gains and losses are recorded in interest and other income and have not been material.

Cash, cash equivalents, short-term investments and long-term investments

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist of cash deposited in money market, certificate of deposit, and checking accounts.

The Company accounts for its investments under the provisions of ASC 320 “Investments - Debt and Equity Securities.”  Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments.  Financial instruments with remaining maturities greater than one year are classified as long-term investments.  Investments in related party companies are included in “Other Assets” in the Consolidated Balance Sheets.  All investments are classified as available-for-sale and are reported at fair value using the specific identification method with net unrealized gain/(loss) reported, net of tax as other comprehensive gain/(loss) in stockholders’ equity.  The fair value of the Company’s available-for-sale securities are based on quoted market prices or other methodologies for those investments with no quoted market prices at the balance sheet dates.

The Company’s financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Fair value of financial instruments

In September 2006, the Financial Accounting Standards Board (“the FASB”) issued ASC 820 “Fair Value Measurements.”  ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  In October 2008, the FASB issued Financial Staff Position ASC 820 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”.  ASC 820 clarifies the application of ASC 820 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective January 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities.

ASC 820 delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010.

In February 2007, the FASB issued ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  Under ASC 825, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The Company adopted ASC 825 effective January 1, 2008 and has elected the fair value option for its Auction Rate Securities (“ARS”), as of December 1, 2008.  In conjunction with the adoption of ASC 825, the Company accounted for its unrealized loss on its auction rate securities ARS of $0.8 million and $2.6 million in earnings in the year ended December 31, 2009 and 2008, respectively. There is no cumulative effect of a change in accounting principle as a result of adoption of ASC 825 as there was no other comprehensive income/loss from Auction Rate Securities before the adoption of ASC 825.

Allowance for doubtful accounts

The Company performs periodic credit evaluations of customers’ financial condition. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments.  When the Company becomes aware that a specific customer is unable to meet its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance.  In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides more allowances than the Company needs, the Company may reverse a portion of such provisions in future periods based on actual collection experience.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment charges.  Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term.  Depreciation and amortization expense was $1.0 million in 2009 and $1.1 million in 2008.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  As of December 31, 2009, the Company was not under any examinations by nor had it received notices of examination from tax authorities.

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007.  As a result of the implementation of ASC 740, the Company did not recognize any unrecognized tax benefits.  The components of income tax provisions by jurisdiction are as follows (in thousands):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2009	2008
Federal	$16	$80
State	68	119
Total	$84	$199

Stock-based compensation

The Company estimates the fair value of the share-based payment awards on the date of grant using an option pricing model.  The value of awards that are ultimately expected to vest is recognized as expense over the requisite employee service period.

Comprehensive income

Comprehensive income is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners.  Comprehensive income consists of cumulative translation adjustments and unrealized gain on short-term investments and is disclosed in the consolidated statements of stockholders’ equity.

Recent accounting pronouncements

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company adopted ASC 105 in its Form 10-K for the year ended December 31, 2009.   The adoption did not have an impact on the Company’s consolidated results of operations and financial condition for the year ended December 31, 2009.

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no material impact on the Company’s financial results and results of operations.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis.  There was no impact on the Company’s financial results as this relates only to additional disclosures.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard is effective beginning fourth quarter of 2008 for the Company. The adoption of this standard update is not expected to impact the Company’s financial results.

2. Stock-based compensation

Effective January 1, 2006, the Company adopted ASC 718, “Share-based Payment”, which establishes accounting for share-based payment (“SBP”) awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

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

As of December 31, 2009, there were $0.03 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Company’s option plans.

At December 31, 2009 the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to stock option activity for the year ended December 31, 2009:

	Year Ended December 31, 2009
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2008	4,856,083	$1.40
Granted	120,000	1.12
Exercised	(49,750)	0.83
Forfeited	(63,000)	1.32
Outstanding at December 31, 2009	4,863,333	$1.40	4.9 Years	$860,047
Vested and expected to vest at December 31, 2009	4,840,996	$1.40	4.9 Years	$858,130
Exercisable at December 31, 2009	4,637,600	$1.40	4.7 Years	$844,260

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of fiscal 2009 and 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009 and 2008.  This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 were $18,420 and $286,000, respectively.

The dividend rate was 0% for the year ended December 31, 2009 and 2008.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Cash received from option exercises during the year ended December 31, 2009 and 2008 was $41,000 and $141,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Information relating to stock options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding As of 12/31/09	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable As of 12/31/09	Weighted Average Exercise Price
$0.40 - $0.88	794,650	2.66	$0.81	771,316	$0.80
$0.90 - $0.90	914,550	5.83	$0.90	886,900	$0.90
$0.91 - $0.96	1,052,300	4.42	$0.94	1,,052,300	$0.94
$1.00 - $1.74	832,750	5.09	$1.52	732,501	$1.56
$1.83 - $2.06	943,250	6.95	$2.00	868,750	$2.00
$2.10 - $6.38	325,833	2.84	$3.62	325,833	$3.62
	4,863,333	4.90	$1.40	4,637,600	$1.40

Options exercisable as of December 31, 2009 and 2008 were 4,637,600 and 4,563,897 at an average exercise price of $1.40 and $1.39 per share, respectively.

Employee Stock Purchase Plan

In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the “Plan”).  The Company reserved 1,500,000 shares of common stock for issuance under the Plan.  On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors.  The plan limits the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 1,000,000 shares.  The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower.  The Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974.  The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 395,727 and 397,715 shares were issued under the Plan in 2009 and 2008, respectively.

The following information relates to the Plan:

Weighted average fair value per share of shares purchased	$0.87
Total compensation expense for ESPP	$92,504
Total amount of cash received from the purchase of stock through ESPP	$290,859
Total intrinsic value of ESPP stock purchased as December 31, 2009	$184,013

There were 395,768 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2009.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

The following table summarizes employee stock-based compensation expense resulting from stock options and employee stock purchase plan (in thousands):

	Years Ended December 31,
	2009	2008
Included in cost of revenue	$48	$74
Included in operating expense:
Research and development	22	32
Sales and marketing	11	22
General and administrative	31	33
Total	64	87
Total stock-based compensation expense	$112	$161

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

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008
Numerator:
Net income attributable to common stockholders	$1,433	$4,066

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	42,026	41,601
Diluted	42,279	41,657

Net income per share attributable to common stockholders:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10

The following outstanding options were excluded from the computation of diluted net income per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2009	2008
Options to purchase common stock and shares
subject to repurchase	253	56

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

4.  Balance Sheet Components (in thousands)

	December 31,
	2009	2008
Cash and cash equivalents:
Cash	$4,274	$3,217
Money market instruments and funds	4,251	8,968
	$8,525	$12,185
Accounts receivable, net:
Accounts receivable	$5,073	$4,829
Less: Allowance for doubtful accounts and sales returns	(121)	(121)
	$4,952	$4,708
Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$121	$163
Utilized	-	(42)
Balance at end of year	$121	$121

Inventories:
Finished goods	$1,595	$1,880
Work-in-process	1,721	1,393
Raw materials	1,668	2,341
	$4,984	$5,614
Accrued expenses:
Compensation costs	$2,135	$1,983
Professional fees	123	111
Outside commission	197	209
Royalties	40	43
ESPP	91	94
Deferred rent	34	89
Warranty	45	42
Operating related (Taiwan and China)	200	445
Income tax	(29)	101
Dividend payable	849	-
Others	137	120
	$3,822	$3,237
Other long-term liabilities:
Accrued pension liability (Taiwan)	$463	$433
Other liabilities	45	45
	$508	$478
Accumulated other comprehensive income:
Cumulative translation adjustments	$562	$611
Unrealized gain on short-term investments	-	1
	$562	$612

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

5. Property and Equipment, Net

	December 31,
(in thousands)	2009	2008
Machinery and equipment	$9,574	$9,778
Furniture and fixtures	524	523
Leasehold improvements	1,000	967
Building and equipment prepayments	1,240	928
	$12,338	$12,196
Less: Accumulated depreciation	(7,904)	(7,543)
Total property and equipment, net	$4,434	$4,653

6.  Income Taxes

     The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
(in thousands)	2009	2008
Income subject to domestic income taxes only	$743	$2,774
Income subject to foreign income taxes only	774	1,491
Total	$1,517	$4,265

 The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2009	2008
Statutory federal income tax rate	(34.0)%	(34.0)%
State income tax	(5.9)	(5.9)
Stock compensation	(2.9)	(1.2)
Net operating loss carryforward	38.6	34.5
Minimum tax credit	(4.0)	0.3
Research and development credits	0.5	0.2
Manufacturers investment credits	1.6	2.3
Valuation allowance	(0.5)	1.9
Other taxes	1.1	(2.8)
Effective tax rate	(5.5)%	(4.7)%

Deferred tax assets consisted of the following (in thousands):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$13,394	$13,982
Credit carryforwards	2,251	2,297
Depreciation	4	5
Stock compensation	370	326
Accruals and allowances	706	705
Total	16,725	17,315
Less: valuation allowances	(16,725)	(17,315)
Net deferred tax assets	$-	$-

	December 31,
	2009	2008
Valuation allowances on deferred tax assets:
Balance at beginning of year	$17,315	$18,210
Addition	-	-
Utilized	(590)	(895)
Balance at end of year	$16,725	$17,315

Based upon the weight of available evidence, which includes the Company’s historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against the net deferred tax assets.

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $35.1 million for federal and $20.4 million for state tax purposes.  If not utilized, these carryforwards will begin to expire in 2022 for federal and in 2014 for state purposes.

As of December 31, 2009, the Company had research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively.  If not utilized, the federal carryforward will expire in various amounts beginning in 2019.  The California tax credit can be carried forward indefinitely.

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

The Company performs periodic credit evaluations of its customers’ financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

At December 31, 2009, three customers accounted for 16.0%, 15.6% and 11.7% of the Company’s accounts receivable, respectively. At December 31, 2008, two customers accounted for 23.6% and 13.2% of the Company’s accounts receivable, respectively.

Two customers accounted for 15.1% and 14.9% of revenues in the year ended December 31, 2009, respectively.  One customer accounted for 15.7% of revenues in the year ended December 31, 2008.  Certain components used in manufacturing the Company’s products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

8.  Geographic Segment Information

The Company operates in a single industry segment.  This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2009	2008
Revenue
North America	$14,721	$21,579
Europe	7,085	5,882
Asia	8,028	11,293
Total	$29,834	$38,754

	Years Ended December 31,
	2009	2008
Revenue
Connectivity Products	$18,658	$24,455
Optical Passive Products	11,176	14,299
Total	$29,834	$38,754

	December 31,
	2009	2008
Property and Equipment
United States	$93	$133
Taiwan	2,321	2,793
China	2,020	1,727
Total	$4,434	$4,653

9.  Commitments and Contingencies

Litigation:  From time to time, the Company may be involved in litigation in the normal course of business.  As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements:  The Company had no off-balance sheet arrangements as of December 31, 2009.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Indemnification and Product Warranty:  The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights.  In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements.  As of December 31, 2009, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations.  However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time.  If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues.

Operating Leases:  The Company leases certain office space under long-term operating leases expiring at various dates through 2014.  Total rent expense under these operating leases was approximately $0.8 million and $0.9 million for the years ended December 31, 2009 and 2008, respectively.

Total future minimum lease payments under operating leases as of December 31, 2009 are summarized below (in thousands):

Years ending December 31,
2010	658
2011	184
2012	166
2013	165
2014	124
Total	$1,297

 Letter of Credit:  The Company had a letter of credit of $0.4 million which expired on April 12, 2009.

10.  Bank Loan

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years.   In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%.  Both loans are secured by the Company’s building in Taiwan.  The net book value of the building was $0.5 million as of December 31, 2009.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years.  In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Payments due under bank loans as of December 31, 2009 are as follows (in thousands):

Years ending December 31,
2010	$122
2011	100
2012	94
2013	74
2014 and after	48
Total payment	438
Less: Amounts representing interest	(19)

Present value of net remaining payments	419
Less: current portion	(114)

Long-term portion	$305

11.  Related Party Transactions

As of March 5, 2010, based on information filed with the SEC, Foxconn Holding Limited was a holder of 18.9% of the Company’s common stock.  In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited.  These transactions were made at prices and terms consistent with those of unrelated third parties.  Sales of products to Hon Hai Precision Industry Company Limited were $0.01 and $1.1 million in the years ended December 31, 2009 and 2008, respectively.  Purchases of raw materials from Hon Hai Precision Company Limited were $2.0 million and $3.9 million in the years ended December 31, 2009 and 2008 respectively.  Amounts due from Hon Hai Precision Company Limited were $0 and $0.01 million at December 31, 2009 and 2008, respectively.  Amounts due to Hon Hai Precision Company Limited were $0.7 million and $0.3 million at December 31, 2009 and 2008, respectively.

12. Fair Value of Financial instruments

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

The Company measures the following financial assets at fair value on a recurring basis.  The fair value of these financial assets at December 31, 2009 (in thousands) was as follows:
	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2009	Quoted Prices in Acive Markets for Identical Assets (Level 1)	Significant Other Obsrvable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$4,251	$4,251	$-	$-
Marketable Securities
Time deposits	11,519	11,519	-	-
Corporate bonds	6,127	6,127	-	-
Auction rate securities	14,322	-		14,322
Auction rate securities - Rights	1,778	-	-	1,778
Total	$37,997	$21,897	$-	$16,100

As of December 31, 2009, the Company held investments in corporate bonds, certificates of deposit, money market securities, and auction rate securities (“ARS”). The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The Company’s short-term investments are comprised of corporate bonds, certificates of deposit and ARS with original maturities of 91 days or more from the date of purchase.  These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets with the exception of ARS which are classified as Level 3.

As of December 31, 2009, the Company held investments in ARS that are required to be measured at fair value on a recurring basis.  Since February 2008, all ARS investments in the Company’s portfolio have experienced failed auctions. Due to the lack of liquidity, the Company reclassified its ARS portfolio from short-term available-for-sale to long-term available-for-sale investment securities as of March 31, 2008.  The Company’s ARS investments have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve.  The Company estimated the fair value of its ARS based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

As of December 31, 2009, the Pennsylvania Higher Education Assistance Agency completed seven partial calls of the ARS at par and the Company received settlement of $200,000 in total.  On June 30, 2009, the Company reclassified the ARS and the related Right (as defined below) from long-term investments to short-term investments and current other assets.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

In conjunction with the adoption of ASC 825, the Company elected the fair value option for its ARS and the Right.  Since the Right is directly related to the Company’s ARS investments, the Company elected the fair value option for these financial assets and they have been classified within Level 3 as ARS investments. In conjunction with the adoption of ASC 825, the Company elected a one-time transfer of ARS subject to settlements from available-for-sale to the trading category. As of December 31, 2009, the Company has recognized the Right as other current assets on the balance sheet and recorded a gain of $0.8 million as other income.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (level 3) (in thousands):

Significant Unobservable Inputs (Level 3)

Fair value December 31, 2008	$16,300
Sales of short-term investments	(200)
Gain on short-term investments	804
Loss on other assets	(804)
Fair value December 31, 2009	$16,100

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining internal control over our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

As of the end of the fiscal year, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, and sections 302 and 404 of the Sarbanes-Oxley Act) based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 As part of this evaluation, we analyzed and tested our processes for control effectiveness (controls which reasonably assure accurate and complete financial information in accordance with GAAP), prevention of acts of fraud and transactions being approved by management. When necessary, we confirmed that appropriate corrective action (including process improvements) had been undertaken.

 Based on the evaluation as of the end of the fiscal year 2009, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders to be held on May 14, 2010 (the “Proxy Statement”).  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act.  This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Richard Black (Chairperson), James C. Yeh and Ray Sun, all of whom meet the independence standards established by The Nasdaq Stock Market for serving on an audit committee.  The Board of Directors has determined that Richard Black is an “audit committee financial expert” as defined by SEC regulations.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors — Director Compensation,” and “Executive Compensation,” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,863,333 (1)	$ 1.40	4,449,009 (2)
Equity compensation plans not approved by security holders	-	-	-
Total	4,863,333	$ 1.40	4,449,009

(1) Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan.  Options to purchase shares of the Company’s Common Stock are no longer granted under the 1997 Stock Plan.

(2) Includes:

 (i) 4,053,241 shares reserved for issuance under the Company’s 2000 Stock Incentive Plan.  The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors.  There was no increase on January 1, 2008 because the Board determined there were enough shares available for issuance in 2008 pursuant to the Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

(ii) 395,768 shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan (the “ESPP”).  The number of shares reserved for issuance under the ESPP increases on the first day of the Company’s fiscal year by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date.  The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company’s common stock.  The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions”, and “Election of Directors – Director Independence” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference from the information set forth under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” in the Proxy Statement.

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

Date: March 19, 2010
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

Name	Title	Date

/s/ Peter C. Chang Peter C. Chang	President, Chief Executive Officer (Principal Executive Officer) and Chairman	March 19, 2010
/s/ Anita K. Ho Anita K. Ho	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2010
/s/ Richard Black Richard Black	Director	March 19, 2010
/s/ Gwong-Yih Lee Gwong-Yih Lee	Director	March 19, 2010
/s/ Ray Sun Ray Sun	Director	March 19, 2010
/s/ James C. Yeh James C. Yeh	Director	March 19, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
3(i).2	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 3(i).2 to Company’s 10-K for year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Rights Agreement dated as of May 29, 2001 between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A (File No. 0-31857)).
10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
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
10.4#
Alliance Fiber Optic Products, Inc. Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004).

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

10.7#	Form of 2000 Stock Incentive Plan Option Agreement
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 55 of this Form 10-K)
31.1	Rule 13a–14(a) certification of Chief Executive Officer.
31.2	Rule 13a–14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
_________________
** In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act.  Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

# Indicates management contract or compensatory plan or arrangement.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-141656, 333-158316, 333-50998, 333-50926, 333-54864, 333-54874, 333-119710, 333-119711, 333-123648, 333-123649 and 333-132801) of Alliance Fiber Optic Products, Inc. of our report dated March 18, 2010, with respect to the consolidated balance sheets of Alliance Fiber Optic Products, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2009.

/s/Stonefield Josephson, Inc.

San Francisco, California
March 18, 2010

Exhibit 31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2009

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

Date: March 19, 2010

By  /s/Peter C. Chang
Peter C. Chang
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2

Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended December 31, 2009

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

                                                                                                                                Date: March 19, 2010

By  /s/Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer
(Principal Accounting Officer)

Exhibit 32.1

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. § 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)           the Annual Report of the Company on Form 10-K for the period ended December 31, 2009 (the “Report”),  fully complies with the requirements of section 13(a) or section 15 (d) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Peter C. Chang
       Peter C. Chang

      March 19, 2010

Exhibit 32.2

STATEMENT OF ACTING CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. § 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the “Company”), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)           the Annual Report of the Company on Form 10-K for the period ended December 31, 2009 (the “Report”),  fully complies with the requirements of section 13(a) or section 15(d) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        /s/ Anita K. Ho
     Anita K. Ho

     March 19, 2010