Form 10-Q
period 2010-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2010-05-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0554122
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

275 Gibraltar Drive, Sunnyvale, California 94089
(Address of Principal Executive Offices)

(408) 736-6900
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐   Accelerated Filer ☐   Non-accelerated filer ☐    Smaller reporting company ☑
                                (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

On April 30, 2010, 42,539,162 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,011	$8,525
Short-term investments	32,407	31,968
Other current assets	1,762	1,778
Accounts receivable, net	5,430	4,952
Inventories, net	5,861	4,984
Prepaid expense and other current assets	615	515
Total current assets	53,086	52,722

Property and equipment, net	4,797	4,434
Other assets	126	233
Total assets	$58,009	$57,389

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,611	$3,701
Accrued expenses	2,700	3,822
Current portion of bank loans	104	114
Total current liabilities	7,415	7,637

Other Long-term liabilities:
Bank loans	286	305
Other long-term liabilities	526	508
Total long-term liabilities	812	813
Total liabilities	8,227	8,450

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.001 par value: 250,000,000 shares authorized;
42,520,162and 42,447,112 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	43	42
Additional paid-in-capital	112,226	112,131
Accumulated deficit	(63,162)	(63,796)
Accumulated other comprehensive income	675	562
Stockholders' equity	49,782	48,939
Total liabilities and stockholders' equity	$58,009	$57,389

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$8,406	$7,643
Cost of revenues	5,711	5,345
Gross profit	2,695	2,298

Operating expenses:
Research and development	709	729
Sales and marketing	561	634
General and administrative	933	845
Total operating expenses	2,203	2,208

Income from operations	492	90
Interest and other income, net	150	222
Net income before tax	642	312

Income tax	1	10
Net income	$641	302
Net income per share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.01
Shares used in computing net income per share:
Basic	42,467	41,872
Diluted	43,241	41,897

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$641	$302
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation	248	263
Amortization of stock-based compensation	33	28
Loss on disposal of property and equipment	-	4
Provision for inventory valuation	(102)	(58)
Changes in assets and liabilities:
Accounts receivable	(478)	(459)
Inventories	(775)	704
Prepaid expenses and other current assets	(100)	(113)
Other assets	106	(162)
Accounts payable	910	(688)
Accrued expense	(1,122)	11
Other long-term liabilities	19	(15)
Net cash used in operating activities	(620)	(183)

Cash flows from investing activities:
Purchase of short-term investments	(2,583)	(5,798)
Proceeds from sales and maturities of short-term investments	2,155	498
Purchase of property and equipment	(576)	(71)
Net cash used in investing activities	(1,004)	(5,371)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	62	-
Payment of bank loans	(36)	(39)
Net cash provided by (used in) financing activities	26	(39)

Effect of exchange rate changes on cash and cash equivalents	84	(94)
Net decrease in cash and cash equivalents	(1,514)	(5,687)
Cash and cash equivalents at beginning of period	8,525	12,185
Cash and cash equivalents at end of period	$7,011	$6,498

Supplemental disclosure of cash flow information:
Cash paid for interest	$(3)	$(3)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the SEC on March 19, 2010. The unaudited condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The December 31, 2009 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP.

There have been no significant changes in the Company's critical accounting policies during the three months ended March 31, 2010 as compared to what was previously disclosed in the Company's Form 10-K for the fiscal year ended December 31,  2009 as filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist primarily of market rate accounts, corporate bonds, certificates of deposit, and auction rate securities that are stated at cost, which approximates fair value.

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 66.9% and 56.4% of our revenues for the quarters ended March 31, 2010 and 2009, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 33.1% and 43.6% of our revenues for the quarters ended March 31, 2010 and 2009, respectively.

In the quarters ended March 31, 2010 and 2009, our top 10 customers comprised 67.8% and 70.3% of our revenues, respectively.  For the three months ended March 31, 2010, three customers accounted for 14.3%, 11.9% and 10.1% of our total revenues.  Amounts due from these customers were $1.4 million $0.6 million, and $0.6 million at March 31, 2010, respectively.  For the three months ended March 31, 2009, two customers accounted for 21.1% and 20.7% of our total revenues.  Amounts due from these customers were $0.9 million and $1.5 million at March 31, 2009, respectively.

2. Recent Accounting Pronouncements

In August 2009, the FASB issued Update No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) ¡V Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures to provide further guidance on how to measure the fair value of a liability. It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This standard was effective beginning the fourth quarter of 2008 for the Company. The adoption of this standard update is not expected to impact the Company's financial results.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company adopted ASC 105 in its Form 10-K for the year ended December 31, 2009.   The adoption did not have an impact on the Company's consolidated results of operations and financial condition for the quarter ended March 31, 2010.

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

As of March 31, 2010, there were $0.02 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Company's option plans.

At March 31, 2010, the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights.    On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of:  (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors.  The Board of Directors determined not to increase the number of shares available under the Plan on January 1, 2010 and 2009, respectively.  Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company's common stock on the date of grant.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.  However, most options granted in the past four years have been fully vested at the time of grant. Options are exercisable for not more than ten years.

The following information relates to the stock option activity for the three months ended March 31, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2009	4,863,333	$1.40
Granted	-	0
Exercised	(73,050)	0.85
Forfeited	(47,000)	1.70
Outstanding at March 31, 2010	4,743,283	$1.40	4.6 Years	$1,439,952
Vested and expected to vest at March 31, 2010	4,733,680	$1.40	4.6 Years	$1,437,769
Exercisable at March 31, 2010	4,581,447	$1.40	4.4 Years	$1,411,651

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the first quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2010 was $43,000.  No options were exercised for the three months ended March 31, 2009.

There were no options granted during the quarters ended March 31, 2010 or 2009, respectively.

Expected dividend rate is 0% for both three month periods ended March 31, 2010 and 2009 respectively.

Cash received from option exercises during the three months ended March 31, 2010 was $62,000.  Such amounts are included within the financing activities section in the accompanying consolidated statements of cash flows. There was no cash received from option exercises during the three months ended March 31, 2009.

The following table summarizes employee stock-based compensation expense resulting from stock options and the Company's employee stock purchase plan (in thousands):

	Three Months Ended March 31,
	2010	2009
Included in cost of revenue	$12	$14
Included in operating expense:
Research and development	5	6
Sales and marketing	4	4
General and administrative	12	4
Total	33	28

4. Inventories, net (in thousands)
	March 31,	December 31,
	2010	2009
Finished goods	$1,329	$1,595
Work-in-process	2,124	1,721
Raw materials	2,408	1,668
Total	$5,861	$4,984

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$641	$302

Denominator:
Weighted average of common shares outstanding used
in computing net income per share:
Basic	42,467	41,872
Diluted	43,241	41,897

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Options to purchase common stock	774	25

6. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners.  The difference between net income and comprehensive income for the Company is due to foreign exchange translations adjustments and unrealized loss on available-for-sale securities.

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$641	$302
Cumulative translation adjustments	113	(182)
Unrealized loss on investments	(6)	(165)
Total comprehensive income (loss)	748	(45)

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007.  It is the Company's accounting policy to record income tax interest and penalties in the income tax provision.  The Company did not have any material unrecognized tax benefits or uncertain tax positions at March 31, 2010.

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

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2014.

The Company's aggregate future minimum facility lease payments are as follows (in thousands):

Nine months ending December 31, 2010	$455
Years ending December 31,
2011	201
2012	182
2013	167
2014	124
Total	1,129

9.  Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the remaining years.   In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%.  Both loans are secured by the Company's building in Taiwan.  The net book value of the building was $0.5 million as of March 31, 2010.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years.  In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans and 2.61% for the following years.

Payments due under bank loans as of March 31, 2010 are as follows (in thousands):

Years ending December 31,
2010	$86
2011	102
2012	95
2013	76
2014 and after	49
Total payment	408
Less: Amounts representing interest	(18)

Present value of net remaining payments	390
Less: current portion	(104)

Long-term portion	$286

10. Related Party Transactions

As of March 31, 2010, based on information filed with the SEC, Foxconn Holding Limited was a holder of 18.9% of the Company's common stock.  In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited.  These transactions were made at prices and terms consistent with those of unrelated third parties.  Sales of products to Hon Hai Precision Industry Company Limited were $0 and $0.01 million in the quarters ended March 31, 2010 and 2009, respectively.  Purchases of raw materials from Hon Hai Precision Company Limited were $0.6 million and $0.4 million in the quarters ended March 31, 2010 and 2009, respectively.  Amounts due from Hon Hai Precision Company Limited were $0 million and $0.01 million at March 31, 2010 and 2009, respectively.  Amounts due to Hon Hai Precision Company Limited were $0.7 million and $0.4 million at March 31, 2010 and 2009, respectively.

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

In February 2008, FASB ASC 820 was issued.  This FSP provides a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of ASC 820 with respect to financial assets and liabilities only.

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

The Company measures the following financial assets at fair value on a recurring basis.  The fair value of these financial assets at March 31, 2010 (in thousands) was as follows:

	Reporting Date Using
	Balance at March 31, 2010	Quoted Prices in Acive Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$5,161	$5,161	$-	$-
Marketable Securities
Time deposits	12,882	12,882	-	-
Corporate bonds	5,337	-	5,337	-
Auction rate securities	14,188	-		14,188
Auction rate securities - Rights	1,762	-	-	1,762
Total	$39,330	$18,043	$5,337	$15,950

As of March 31, 2010, the Company held investments in corporate bonds, certificates of deposit, money market securities, and auction rate securities ("ARS"). The Company's cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The Company's short-term investments are comprised of corporate bonds, certificates of deposit and ARS with original maturities of 91 days or more from the date of purchase.  These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets with the exception of corporate bonds which are classified as Level 2 and ARS which are classified as Level 3.

As of March 31, 2010, the Company held investments in ARS that are required to be measured at fair value on a recurring basis.  Since February 2008, all ARS investments in the Company's portfolio have experienced failed auctions. The Company's ARS investments have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve.  The Company estimated the fair value of its ARS based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

As of March 31, 2010, the Pennsylvania Higher Education Assistance Agency completed four partial calls of the ARS at par and the Company received settlement of $150,000 in total.

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

In conjunction with the adoption of ASC 825, the Company elected the fair value option for its ARS and the Right.  Since the Right is directly related to the Company's ARS investments, the Company elected the fair value option for these financial assets and they have been classified within Level 3 as ARS investments. In conjunction with the adoption of ASC 825, the Company elected a one-time transfer of ARS subject to settlements from available-for-sale to the trading category. As of March 31, 2010, the Company has recognized the Right as other current assets on the balance sheet and recorded a loss of $0.02 million as other expense.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Significant Unobservable Inputs (Level 3)

Fair value December 31, 2009	$16,100
Gain on short-term investments	17
Loss on other assets	(17)
Sale of short-term investments	(150)
Fair value March 31, 2010	$15,950

12. Geographic Segment Information

The Company operates in a single industry segment.  This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues
North America	$4,235	$3,015
Europe	1,894	2,261
Asia	2,277	2,367
Total	$8,406	$7,643

	Three Months Ended March 31,
	2010	2009
Revenues
Connectivity Products	$5,621	$4,307
Optical Passive Products	2,785	3,336
Total	$8,406	$7,643

	March 31,	December 31,
	2010	2009
Property and Equipment
United States	$79	$93
Taiwan	2,407	2,321
China	2,311	2,020
Total	$4,797	$4,434

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

Critical Accounting Policies and Estimates

Stock-based Compensation Expense

On January 1, 2006, we adopted ASC718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases pursuant to our Employee Stock Purchase Plan ("ESPP") based on estimated fair values. We adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year.

Stock-based compensation expense recognized under ASC 718 was $0.03 million for the three months ended March 31, 2010  and 2009, respectively as determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to share based compensation arrangements under our stock option plan and our ESPP.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products.  We started selling our optical passive products in July 2000.  Since introduction, sales of optical passive products have fluctuated with the overall market for these products.

Our connectivity products contributed revenues of $5.6 million and $4.3 million for the three months ended March 31, 2010 and 2009, respectively. Our optical passive products contributed revenues of $2.8 million and $3.3 million for the three months ended March 31, 2010 and 2009, respectively.  Our connectivity products contributed 66.9% and 56.4% of our revenues for the three months ended March 31, 2010 and 2009, respectively.  Our optical passive products contributed 33.1% and 43.6% of our revenues for the three months ended March 31, 2010 and 2009, respectively.

In the three months ended March 31, 2010 and 2009, our top 10 customers comprised 67.8% and 70.3% of our revenues, respectively.  For the three months ended March 31, 2010, three customers accounted for 14.3%, 11.9% and 10.1% of our total revenues, respectively.   For the three months ended March 31, 2009, two customers accounted for 21.1%, and 20.7% of our total revenues, respectively.  We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%

Cost of revenues	67.9	69.9
Gross profit	32.1	30.1

Operating expenses:
Research and development	8.4	9.5
Sales and marketing	6.7	8.3
General and administrative	11.1	11.1
Total operating expenses	26.2	28.9

Income from operations	5.9	1.2
Interest and other income, net	1.7	2.9
Net income before tax	7.6%	4.1%
Income tax	-	0.1
Net income	7.6%	4.0%

Revenues.  Revenues were $8.4 million and $7.6 million for the three months ended March 31, 2010 and 2009, respectively.  Revenues increased 10.0% in the quarter ended March 31, 2010 from the same period in 2009, primarily due to increased volume shipments of telecom and cable television applications related products.

Cost of Revenues.  Cost of revenues was $5.7 million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively.  Cost of revenues as a percentage of revenues was 67.9% and 69.9% in the three months ended March 31, 2010 and 2009, respectively.  The lower percentage cost of revenues was from increased factory utilization due to higher revenues.

Gross Profit.  Gross profit increased in dollars to $2.7 million, or 32.1% of revenues, for the three months ended March 31, 2010 from $2.3 million, or 30.1% of revenues, for the same period in 2009.  For the period ended March 31, 2010, higher customer demand and higher utilization of our factories as a result of increased volume shipments of our products resulted in an improved gross margin.  We expect our gross profit as a percentage of revenues to continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses.  However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses.  Research and development expenses remained at $0.7 million for the three months ended March 31, 2010 and for the same period in 2009.  As a percentage of revenues, research and development expenses decreased to 8.4% in the three months ended March 31, 2010 from 9.5% for the same period in 2009.  We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $0.56 million for the three months ended March 31, 2010 from $0.63 million for the same period in 2009.  As a percentage of revenues, sales and marketing expenses decreased to 6.7% in the three months ended March 31, 2010 from 8.3% in the three months ended March 31, 2009.  We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade- show activities.

General and Administrative Expenses.  General and administrative expenses increased to $0.9 million for the three months ended March 31, 2010 from $0.8 million for the same period in 2009.  As a percentage of revenues, general and administrative expenses remained at 11.1% in the three months ended March 31, 2010 and for the same period in 2009.  The increase was mainly due to higher franchise and property tax.  We expect general and administrative expenses will remain relatively flat in the next quarter due in part to continued emphasis on expense control.  However, we expect general and administrative expenses will increase in the second half of the year due to costs associated with Section 404 compliance.

Stock-Based Compensation.  Total stock based compensation increased to $33,000 for the three months ended March 31, 2010 from $28,000 for the same period in 2009.  This increase was due to the higher common stock price as of March 31, 2010 and resulted in higher stock based compensation cost related to our option plan.

Interest and Other Income, Net.  Interest and other income, net, was $0.15 million and $0.22 million for the three months ended March 31, 2010 and 2009, respectively.  These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income tax expense.  Income tax expense was $0.001 million and $0.01 million for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $7.0 million and short-term investments of $18.2 million.  We also hold $16.0 million in ARS and associated Right which are not saleable by us at the date hereof.  Accordingly, we do not consider the ARS or the Right as sources of liquidity at this time.

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2010. Net cash used in operating activities was primarily due to $0.5 million increase in accounts receivable, $0.8 million increase in inventory, and $1.1 million decrease in accrued expenses, which were offset by net income of $0.6 million, an increase in accounts payable of $0.9 million, and depreciation of $0.2 million. Net cash used in operating activities was $0.2 million for the three months ended March 31, 2009. Net cash used in operating activities was primarily due to a $0.5 million increase in accounts receivable and a $0.7 million decrease in accrued expenses, which was partially offset by net income of $0.3 million, a $0.7 million decrease in inventory, and total depreciation and amortization expenses of $0.3 million.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2010. In the three months ended March 31, 2010, we spent a net of $0.4 million for the purchase of short-term securities, and we used $0.6 million to purchase equipment.  Cash used in investing activities was $5.4 million for the three months ended March 31, 2009.  In the three months ended March 31, 2009, we spent a net of $5.3 million for the purchase of short-term securities, and we used $0.07 million to purchase equipment.

Cash provided by financing activities was $0.03 million for the three months ended March 31, 2010, and was comprised of $0.06 million proceeds from the exercise of options to purchase our common stock, which was offset by $0.4 million for repayment of bank borrowings.  Cash used in financing activities was $0.03 million for the three months ended March 31, 2009, and was used for the repayment of bank borrowings.

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

Off balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2010.

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

In August 2009, we moved into a 132,993 square foot facility in Shenzhen area of China, This lease will expire in October 2014.

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

We had net income of approximately $0.6 million and $0.3 million in the first quarter of fiscal 2010 and 2009, respectively.  Although we generated a profit in the first quarter of fiscal 2010 and 2009, we may not be able to sustain profitability in the future and our cash flows may be negative again in the future.  As of March 31, 2010, we had an accumulated deficit of approximately $63.2 million.

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

Sales of our connectivity products accounted for over 66.9% of our revenues in the quarter ended March 31, 2010 and a majority of our historical revenues.  We expect to substantially depend on these products for the majority of our near-term revenues.  Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business.  In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000.  Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003.  If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Declining general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, energy costs, geopolitical issues, the availability and cost of credit, the Federal stimulus package and budget process, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended March 31, 2010 and 2009, our top 10 customers comprised 67.8% and 70.3% of our revenues, respectively.  For the three months ended March 31, 2010, three customers accounted for 14.3%, 11.9%, and 10.1% of our total revenues, respectively.  For the three months ended March 31, 2009, two customers accounted for 21.1% and 20.7% of our total revenues, respectively.

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

Credit concerns in the capital markets have significantly reduced our ability to liquidate $16.0 million in ARS that we classify as current assets on our balance sheet.  All ARS we hold have failed to sell at auction since February 2008 due to an insufficient number of bidders. As of March 31, 2010, one of the issuers of the ARS completed four partial calls at par and we received settlement of $150,000 in total.  In November 2008, we accepted the right to require UBS to repurchase our ARS investment at par value beginning on June 30, 2010, or the "Right".  We cannot assure you that UBS will have the ability to purchase our ARS at par or at any other price in the future.  Accordingly, we may not be able to exercise the Right or liquidate these securities and use the cash to finance our business.  In future periods, the estimated fair value of our ARS and the Right could decline based on market conditions, which could result in impairment charges.

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

As of March 31, 2010, we had a total of 35 full-time employees in Sunnyvale, California, 321 full-time employees in Taiwan, and 551 full-time employees in China.  Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources.  To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process.  We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements.  Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts.  Our total research and development expenses were approximately $0.7 million each for the quarters ended March 31, 2010 and 2009.  We intend to continue to invest in our research and product development efforts and the amount of our investment may be substantial, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

Dated:  May 12, 2010
ALLIANCE FIBER OPTIC PRODUCTS, INC.

By               /s/ Anita K. Ho
                    Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Exhibit 31.1
Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended March 31, 2010

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

Date May 12, 2010

By  /s/Peter C. Chang
       Peter C. Chang
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2
Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Period Ended March 31, 2010

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

Date May 12, 2010

By    /s/Anita K. Ho
         Anita K. Ho
Acting Chief Financial Officer
(Principal Accounting Officer)

32

Exhibit 32.1

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. SS 1350

I, Peter C. Chang, the chief executive officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)           the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2010 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/ Peter C. Chang
           Peter C. Chang

           May 12, 2010

Exhibit 32.2

STATEMENT OF ACTING CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. SS 1350

I, Anita K. Ho, the acting chief financial officer of Alliance Fiber Optic Products, Inc. (the "Company"), certify for the purposes of section 1350 of chapter 63 of title 18 of the United States Code that, to the best of my knowledge,

(i)           the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2010 (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          /s/Anita K. Ho
          Anita K. Ho

          May 12, 2010