Form 10-Q
period 2010-08-12
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2010-08-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the trasition period from __________ to ___________

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

On August 3, 2010, 42,815,788 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,574	$8,525
Short-term investments	33,373	31,968
Other current assets - ARS Rights	575	1,778
Accounts receivable, net	7,733	4,952
Inventories, net	6,756	4,984
Prepaid expense and other current assets	674	515
Total current assets	56,685	52,722

Property and equipment, net	5,784	4,434
Other assets	176	233
Total assets	$62,645	$57,389

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,688	$3,701
Accrued expenses	3,483	3,822
Current portion of bank loans	97	114
Total current liabilities	10,268	7,637

Other Long-term liabilities:
Bank loans	260	305
Other long-term liabilities	531	508
Total long-term liabilities	791	813
Total liabilities	11,059	8,450

Commitments and contingencies (Note 8)

Stockholders' equity
Common stock, $0.001 par value: 80,000,000 and 250,000,000
shares authorized at June 30, 2010 and December 31. 2009,
respectively; 42,805,188 and 42,447,112 shares issued and
outstanding at June 30, 2010 and December 31, 2009, respectively.	43	42
Additional paid-in-capital	112,494	112,131
Accumulated deficit	(61,549)	(63,796)
Accumulated other comprehensive income	598	562
Stockholders' equity	51,586	48,939
Total liabilities and stockholders' equity	$62,645	$57,389

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$12,086	$7,723	$20,492	$15,366
Cost of revenues	8,035	5,322	13,746	10,667
Gross profit	4,051	2,401	6,746	4,699

Operating expenses:
Research and development	870	762	1,579	1,491
Sales and marketing	636	577	1,197	1,211
General and administrative	971	770	1,904	1,615
Total operating expenses	2,477	2,109	4,680	4,317

Income from operations	1,574	292	2,066	382
Interest and other income, net	106	172	256	394
Net income before tax	1,680	464	2,322	776

Income tax	74	32	75	42
Net income	$1,606	$432	$2,247	$734
Net income per share:
Basic	$0.04	$0.01	$0.05	$0.02
Diluted	$0.04	$0.01	$0.05	$0.02
Shares used in computing net income per share:
Basic	42,707	41,979	42,588	41,926
Diluted	43,720	42,115	43,484	41,969

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,247	$734
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	499	533
Loss on disposal of property and equipment	2	4
Amortization of stock-based compensation	84	50
Provision for inventory valuation	(13)	(85)
Changes in assets and liabilities:
Accounts receivable	(2,781)	(353)
Inventories	(1,759)	883
Prepaid expenses and other current assets	(159)	(215)
Other assets	57	1
Accounts payable	2,987	(567)
Accrued expense	(339)	(241)
Other long-term liabilities	23	3
Net cash provided by operating activities	848	747

Cash flows from investing activities:
Purchase of short-term investments	(12,392)	(5,799)
Proceeds from sales and maturities of short-term investments	12,163	573
Purchase of property and equipment	(1,823)	(278)
Net cash used in investing activities	(2,052)	(5,504)

Cash flows from financing activities:
Proceeds from issuance stock under ESPP	182	118
Proceeds from the exercise of common stock options	97	3
Repayment of bank borrowing	(62)	(74)
Net cash provided by financing activities	217	47

Effect of exchange rate changes on cash and cash equivalents	36	(127)
Net decrease in cash and cash equivalents	(951)	(4,837)
Cash and cash equivalents at beginning of period	8,525	12,185
Cash and cash equivalents at end of period	$7,574	$7,348

Supplemental disclosure of cash flow information:
Cash paid for interest	$(5)	$(5)

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

Basis of presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the SEC on March 19, 2010. The unaudited condensed consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company's critical accounting policies during the six months ended June 30, 2010 as compared to what was previously disclosed in the Company's Form 10-K for the fiscal year ended December 31,  2009.

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

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 69.8% and 58.3% of our revenues for the three months ended June 30, 2010 and 2009, respectively.  Our optical passive products (formerly named dense wavelength division multiplexing) contributed 30.2% and 41.7% of our revenues for the three months ended June 30, 2010 and 2009, respectively.  Our connectivity products contributed 70.8% and 57.3% of our revenues for the six months ended June 30, 2010 and 2009, respectively.  Our optical passive products contributed 29.2% and 42.7% of our revenues for the six months ended June 30, 2010 and 2009, respectively.

In the three months ended June 30, 2010 and 2009, our top 10 customers comprised 71.6% and 64.6% of our revenues, respectively. For the three months ended June 30, 2010, three customers accounted for 15.8%, 14.7% and 12.8% of our total revenues, respectively.  For the three months ended June 30, 2009, two customers accounted for 17.5% and 17.2% of our total revenues, respectively.

In the six months ended June 30, 2010 and 2009, our top 10 customers comprised 69.5% and 66.6% of our revenues, respectively.  For the six months ended June 30, 2010, three customers accounted for 14.5%, 14.2% and 11.6% of our total revenues, respectively.  For the six months ended June 30, 2009, two customers each accounted for 19.1% of our total revenues, respectively.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosure about Fair Value Measurements. This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  It also clarifies existing fair value disclosures about the level of disaggregation, inputs, and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. The Company does not anticipate the adoption of the new guidance to have any effect on the financial statements or results of operations.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company adopted ASC 105 in its Form 10-K for the year ended December 31, 2009.   The adoption did not have an impact on the Company's consolidated results of operations and financial condition for the quarter ended June 30, 2010.

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

As of June 30, 2010, there was $0.01 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Company's option plans.

At June 30, 2010, the Company had two stock-based compensation plans. The (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

(a) 1997 Stock Option Plan:

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

(b) 2000 Stock Incentive Plan:

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

The following information relates to the stock option activity for the six months ended June 30, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2009	4,863,333	$1.40
Granted	-	0
Exercised	(111,050)	0.87
Forfeited	(60,500)	1.87
Outstanding at June 30, 2010	4,691,783	$1.40	4.42 Years	$1,338,493
Vested and expected to vest at June 30, 2010	4,677,504	$1.40	4.40 Years	$1,336,627
Exercisable at June 30, 2010	4,556,947	$1.40	4.25 Years	$1,315,842

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the second quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  This amount changes based on the fair market value of the Company's stock.  The total intrinsic value of options exercised for the three and six months ended June 30, 2010 was de minimis.

No options were granted during the three months ended June 30, 2010.  The Company granted options to purchase 30,000 shares of common stock to one of the members of the Board of Directors during the three months ended June 30, 2009.  The weighted average grant date fair value of options granted during the three months ended June 30, 2009 was de minimis.

Cash received from option exercises during the three and six months ended June 30, 2010 was $35,000 and $97,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

The following table summarizes employee stock-based compensation expense resulting from stock options and the Company's employee stock purchase plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Included in cost of revenues:	$22	$11	$34	$25

Included in operating expenses:
Research and development	7	5	12	11
Sales and marketing	6	2	10	6
General and administrative	16	4	28	8
Total	29	11	50	25

Total stock-based compensation expense	$51	$22	$84	$50

4. Inventories, net (in thousands)

	June 30,	December 31,
	2010	2009
Inventories
Finished goods	$1,348	$1,595
Work-in-process	2,690	1,721
Raw materials	2,718	1,668
Total	$6,756	$4,984

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Number:
Net income:	$1,606	$432	$2,247	$734

Denominator:
Weighted average common shares outstanding used
in computing net income per share
Basic	42,707	41,979	42,588	41,926
Diluted	43,720	42,115	43,484	41,969

Net income per share
Basic	$0.04	$0.01	$0.05	$0.02
Diluted	$0.04	$0.01	$0.05	$0.02

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands), because the effect would be anit-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Options to purchase common stock	1,013	136	896	43

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income:	$1,606	$432	$2,247	$734
Cumulative translation adjustments	(49)	113	64	(69)
Unrealized gain (loss) on investments	(22)	212	(27)	47
Total comprehensive income	$1,535	$757	$2,284	$712

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  It is the Company's accounting policy to record income tax interest and penalties in the income tax provision.  The Company did not have any material unrecognized tax benefits or uncertain tax positions at June 30, 2010.

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

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2015.

The Company's aggregate future minimum facility lease payments are as follows (in thousands):

Six months ending December 31, 2010	$311
Years ending December 31,
2011	308
2012	373
2013	365
2014	329
2015 and after	229
Total	1,915

9.  Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years.   In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%.  Both loans are secured by the Company's building in Taiwan.  The net book value of the building was $0.5 million as of June 30, 2010.

In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for both loans.

Payments due under our bank loans as of June 30, 2010 were as follows (in thousands):

Years ending December 31,
2010	$54
2011	101
2012	95
2013	75
2014 and after	48
Total payment	373
Less: Amounts representing interest	(16)

Present value of net remaining payments	357
Less: current portion	(97)

Long-term portion	$260

10. Related Party Transactions

As of June 30, 2010, Foxconn Holding Limited was a holder of 18.69% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002.  The Company sells products to and purchases raw materials from Hon Hai Precision Industry Company Limited, who is the parent company of Foxconn Holding Limited, in the normal course of business.  These transactions were made at prices and terms consistent with those with unrelated third parties.  There were no sales of products to Hon Hai Precision Industry Company Limited for the three and six months ended June 30, 2010.  Purchases of raw materials from Hon Hai Precision Company Limited were $0.9 million and $1.5 million for the three and six months ended June 30, 2010, respectively.  There were no amounts due from Hon Hai Precision Company Limited at June 30, 2010.  Amounts due to Hon Hai Precision Company Limited were $0.9 million at June 30, 2010.

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

The Company measures the following financial assets at fair value on a recurring basis.  The fair value of these financial assets at June 30, 2010 (in thousands) are as follows:

	Balance at June 30, 2010	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$4,750	$4,750	$-	$-
Marketable Securities
Time deposits	13,097	13,097	-	-
Corporate bonds	14,551	-	14,551	-
Auction rate securities	5,725	-		5,725
Auction rate securities - Rights	575	-	-	575
Total	$38,698	$17,847	$14,551	$6,300

As of June 30, 2010, the Company held investments in corporate bonds, certificates of deposit, money market securities, and auction rate securities ("ARS"). The Company's cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The Company's short-term investments are comprised of corporate bonds, certificates of deposit and ARS with original maturities of 91 days or more from the date of purchase.  These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets with the exception of corporate bonds which are classified as Level 2 and ARS which are classified as Level 3.

As of June 30, 2010, the Company held investments in ARS that are required to be measured at fair value on a recurring basis.  Since February 2008, all ARS investments in the Company's portfolio have experienced failed auctions. The Company's ARS investments have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve.  The Company estimated the fair value of its ARS based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

As of June 30, 2010, the Pennsylvania Higher Education Assistance Agency completed six partial calls of the ARS at par and the Company received settlement of $250,000 in total.

In November 2008, the Company accepted an offer from UBS, the Company's investment advisor, granting the Company the right to require UBS to purchase the Company's ARS at their par value of $16.3 million anytime during the two-year period beginning June 30, 2010 ("Right").  As of June 30, 2010, UBS had exercised the Rights for the settlement of $9.5 million in total.  Subsequent to quarter-end, UBS exercised the Rights for the remaining balance and the full cash value of the Company's ARS was redeemed on July 1, 2010.

In conjunction with the adoption of ASC 825, the Company elected the fair value option for its ARS and the Right.  Since the Right is directly related to the Company's ARS investments, the Company elected the fair value option for these financial assets and they have been classified within Level 3 as ARS investments. In conjunction with the adoption of ASC 825, the Company elected a one-time transfer of ARS subject to settlements from available-for-sale to the trading category. As of June 30, 2010, the Company has recognized the Right as other current assets on the balance sheet and recorded a loss of $1.2 million as other expense.

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Significant Unobservable Inputs (Level 3)

Fair value December 31, 2009	$16,100
Gain on short-term investments	1,186
Loss on other assets	(1,186)
Sale of short-term investments	(9,800)
Fair value June 30, 2010	$6,300

12. Geographic Segment Information

The Company operates in a single industry segment.  This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
North America	$5,755	$3,558	$9,990	$6,573
Europe	3,091	1,958	4,985	4,219
Asia	3,240	2,207	5,517	4,574
	$12,086	$7,723	$20,492	$15,366

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Connectivity products	$8,442	$4,504	$14,515	$8,811
Optical passvie products	3,644	3,219	5,977	6,555
	$12,086	$7,723	$20,492	$15,366

	June 30,	December 31,
	2010	2009
	(unaudited)
Property and Equipment
United States	$73	$93
Taiwan	2,611	2,321
China	3,100	2,020
Total	$5,784	$4,434

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

Stock-based compensation expense recognized under ASC 718 was $0.05 million and $0.08 million for the three and six months ended June 30, 2010, respectively, as determined by the Binomial Lattice valuation model, and represents stock-based compensation expense related to share based compensation arrangements under our stock option plan and our ESPP.

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

Our connectivity products contributed revenues of $8.4 million, or 69.8% and $4.5 million, or 58.3% for the three months ended June 30, 2010 and 2009, respectively. Our optical passive products contributed revenues of $3.6 million, or 30.2% and $3.2 million, or 41.7% for the three months ended June 30, 2010 and 2009, respectively.

Our connectivity products contributed revenues of $14.5 million, or 70.8% and $8.8 million, or 57.3% for the six months ended June 30, 2010 and 2009, respectively.  Our optical passive products contributed revenues of $6.0 million, or 29.2% and $6.6 million, or 42.7% for the six months ended June 30, 2010 and 2009, respectively.

In the three months ended June 30, 2010 and 2009, our top 10 customers comprised 71.6% and 64.6% of our revenues, respectively.  For the three months ended June 30, 2010, three customers accounted for 15.8%, 14.7% and 12.7% of our total revenues.    For the three months ended June 30, 2009, two customers accounted for 17.5% and 17.2% of our total revenues.  We market and sell our products predominantly through our direct sales force.

In the six months ended June 30, 2010 and 2009, our top 10 customers comprised 69.5% and 66.6% of our revenues, respectively. For the six months ended June 30, 2010, three customers accounted for 14.5%, 14.2% and 11.6% of our total revenues, respectively.  For the six months ended June 30, 2009, two customers each accounted for 19.1% of our total revenues.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	66.5	68.9	67.1	69.4
Gross profit	33.5	31.1	32.9	31.4

Operating expenses:
Research and development	7.2	9.8	7.7	9.7
Sales and marketing	5.3	7.5	5.8	7.9
General and administrative	8.0	10.0	9.3	10.5
Total operating expenese	20.5	27.3	22.8	28.1

Income from operations	13.0	3.8	10.1	2.5
Interest and other income, net	0.9	2.2	1.3	2.6
Net income	13.9%	6.0%	11.4%	5.1%

Revenues.  Revenues were $12.1 million and $7.7 million for the three months ended June 30, 2010 and 2009, respectively.  Revenues increased 56.5% in the three months ended June 30, 2010 from the same period in 2009.  Revenues were $20.5 million and $15.4 million for the six months ended June 30, 2010 and 2009, respectively.  Revenues increased 33.4% in the six months ended June 30, 2010 from the same period in 2009. The increase for the three and six months ended June 30, 2010 was mainly due to increased orders from our existing customers and higher volume shipments of telecom and datacom applications related products.

Cost of Revenues.  Cost of revenues was $8.0 million and $5.3 million for the three months ended June 30, 2010 and 2009, respectively.  Cost of revenues as a percentage of revenues decreased to 66.5% for the three months ended June 30, 2010 from 68.9% for the three months ended June 30, 2009.  Cost of revenues was $13.7 million and $10.7 million for the six months ended June 30, 2010 and 2009, respectively.  Cost of revenues as a percentage of revenues decreased to 67.1% for the six months ended June 30, 2010 from 69.4% for the six months ended June 30, 2009.  The lower percentage cost of revenues for the three and six months ended June 30, 2010 resulted from increased factory utilization due to higher revenues.

Gross Profit.  Gross profit increased in dollars to $4.1 million, or 33.5% of revenues, for the three months ended June 30, 2010 from $2.4 million, or 31.1% of revenues, for the same period in 2009.  Gross profit increased to $6.7 million, or 32.9% of revenues, for the six months ended June 30, 2010 from $4.7 million, or 30.6% of revenues, for the same period in 2009.  For the three and six months ended June 30, 2010, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers.  We expect our gross profit as a percentage of revenues to continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses.  However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses.  Research and development expenses increased to $0.9 million for the three months ended June 30, 2010 from $0.8 million for the same period in 2009.  Research and development expenses increased to $1.6 million for the six months ended June 30, 2010 from $1.5 million for the same period in 2009. The higher research and development expenses were due to capital investments for new product development.

As a percentage of revenues, research and development expenses decreased to 7.2% in the three months ended June 30, 2010 from 9.8% for the same period in 2009. As a percentage of revenues, research and development expenses decreased to 7.7% in the six months ended June 30, 2010 from 9.7% for the same period in 2009.  The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels.   We expect research and development expenses will remain relatively flat in the next two quarters.

Sales and Marketing Expenses.  Sales and marketing expenses remained at $0.6 million for the three months ended June 30, 2010 and 2009, respectively.  Sales and marketing expenses remained at $1.2 million for the six months ended June 30, 2010 and 2009.

As a percentage of revenues, sales and marketing expenses decreased to 5.3% in the three months ended June 30, 2010 from 7.5% for the same period in 2009. As a percentage of revenues, sales and marketing expenses decreased to 5.8% in the six months ended June 30, 2010 from 7.9% for the same period in 2009.  The lower sales and marketing expenses as a percentage of revenues was mainly due to increased revenue levels.   We expect sales and marketing expenses will remain relatively flat in the next two quarters.

General and Administrative Expenses.  General and administrative expenses increased to $1.0 million for the three months ended June 30, 2010 from $0.8 million for the same period in 2009.  General and administrative expenses increased to $1.9 million for the six months ended June 30, 2010 from $1.6 million for the same period in 2009.  The higher expenses were due to higher franchise and property taxes and employee profit sharing.

As a percentage of revenues, general and administrative expenses decreased to 8.0% in the three months ended June 30, 2010 from 10.0% for the same period in 2009. As a percentage of revenues, general and administrative expenses decreased to 9.3% in the six months ended June 30, 2010 from 10.5% for the same period in 2009.  The lower general and administrative expenses as a percentage of revenue was mainly due to increased revenue levels.  We expect general and administrative expenses will remain relatively flat in the next two quarters.

Stock-Based Compensation.  Total stock-based compensation increased to approximately $51,000 for the three months ended June 30, 2010 from approximately $22,000 for the same period in 2009. Total stock-based compensation increased to approximately $84,000 for the six months ended June 30, 2010 from approximately $50,000 for the same period in 2009.  This increase was due to the higher price of our common stock as of June 30, 2010, which resulted in higher stock based compensation cost related to our stock option plan.

Interest and Other Income, Net.  Interest and other income, net, was $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively.  Interest and other income, net, was $0.3 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was approximately $0.07 million and $0.03 million for the three months ended June 30, 2010 and 2009, respectively.  Income tax expense was approximately $0.08 million and $0.04 million for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $7.6 million and short-term investments of $33.4 million, which includes our ARS of $5.7 million.  We also held $0.6 million of ARS Rights in other current assets.

Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2010. Net cash provided by operating activities was primarily due to net income of $2.2 million, an increase in accounts payable of $3.0 million, and contribution from adjustment for non-cash charges, including depreciation and stock based compensation of $0.6 million.  These were offset by a $2.8 million increase in accounts receivable and a $1.8 million increase in inventory.  Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2009. The increase in net cash provided by operating activities was primarily due to net income of $0.7 million.  Additionally, cash used for accounts payable of $0.6 million, accounts receivable of $0.4 million, prepaid expenses of $0.2 million, and accrued liabilities of $0.2 million, offset cash provided by decreases in inventory of $0.9 million, and depreciation and amortization of $0.5 million.

Cash used in investing activities was $2.1 million for the six months ended June 30, 2010. This resulted from $0.2 million in net purchases of short-term investments and $1.8 million spending on equipment purchases.  Cash used in investing activities was $5.5 million for the six months ended June 30, 2009. This resulted from $5.2 million in net purchases of short-term investments and reclassification of long-term investments to short-term investments.  We also used $0.3 million cash on equipment purchases.

Cash provided by financing activities was $0.2 million and $0.05 million for the six months ended June 30, 2010 and 2009, respectively.  Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our Employee Stock Purchase Plan, which was offset in part by repayment of bank borrowings.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2010.

Contractual Obligations

Our long-term debt obligations are for principal and interest on mortgage and equipment loans from financial institutions in Taiwan.

In July 2004, we moved into our corporate headquarters in Sunnyvale, California.  The lease has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for a 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan.  This lease expires at various times from December 2010 to December 2011.  In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

In August 2009, we moved into a 132,993 square foot facility in Shenzhen, China, This lease will expire in October 2014.

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

We had net income of approximately $1.6 million and $0.4 million in the second quarter of fiscal 2010 and 2009, respectively.  Although we generated a profit in the second quarter of fiscal 2010 and 2009, we may not be able to sustain profitability in the future.  Although our cash and cash equivalents increased in the second quarter of fiscal 2010, our cash flows may be negative again in the future as we continue to invest in our business.  As of June 30, 2010, we had an accumulated deficit of approximately $61.5 million.

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

Sales of our connectivity products accounted for over 69.8% of our revenues in the quarter ended June 30, 2010 and a majority of our historical revenues.  We expect to substantially depend on these products for the majority of our near-term revenues.  Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business.  In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000.  Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003.  If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Continuing weak general economic or business conditions may have a negative impact on our business.

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

In the quarters ended June 30, 2010 and 2009, our top 10 customers comprised 71.6 and 64.6% of our revenues, respectively.  Three customers accounted for 15.8%, 14.7% and 12.7% of our total revenues for the three months ended June 30, 2010.  Three customers accounted for 14.5%, 14.2% and 11.6% of our total revenues for the six months ended June 30, 2010.

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

The market for fiber optic components is intensely competitive.  We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers.  Our principal competitors in the components market include Oclaro Corp., DiCon Fiberoptics, Inc., JDS Uniphase Corp., Oplink Communications Inc., Senko Advanced Components and Tyco Electronics Corporation.  We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line.  Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

As of June 30, 2010, we had a total of 37 full-time employees in Sunnyvale, California, 307 full-time employees in Taiwan, and 736 full-time employees in China.  Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources.  To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process.  We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements.  Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts.  Our total research and development expenses were approximately $0.9 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively.  Our total research and development expenses were approximately $1.6 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.  We expect that our research and development expense will remain relatively flat in the second half of 2010.

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

Although we will not have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 until we become an accelerated filer, we are still required to perform an assessment of our internal control over financial reporting and to disclose management's assessment of the same under Section 404(a) of Sarbanes-Oxley.  We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with this requirement, however, we cannot assure you that we will be successful in our efforts.  In the event that our chief executive officer, acting chief financial officer or, when applicable, our independent registered public accounting firm, determines that our internal controls over financial reporting are not effective as defined under Section 404(a), investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

Our primary manufacturing operations are located in Tu-Cheng City, Taiwan, an active earthquake fault zone.  This region has experienced large earthquakes in the past and may likely experience them in the future.  In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days.  A large earthquake or typhoon in Taiwan could disrupt our manufacturing operations in Taiwan for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 6:  EXHIBITS

Exhibits

Exhibit
Number	Title

3(i).1 10.1 10.2# 10.3# 31.1
Integrated copy of the Amended and Restated Certificate of Incorporation of the Company.
Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc.
Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated.
Form of Stock Option Agreement under the 200 Stock Incentive Plan.
Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss 1350).
___________________
#  Indicates management contract or compensatory plan or arrangement.

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

Dated:  August 12, 2010
ALLIANCE FIBER OPTIC PRODUCTS, INC.

By               /s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Alliance Fiber Optic Products, Inc.
Exhibit Index

Exhibit
Number	Title

3(i).1 10.1 10.2# 10.3# 31.1
Integrated copy of the Amended and Restated Certificate of Incorporation of the Company.
Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc.
Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated.
Form of Stock Option Agreement under the 200 Stock Incentive Plan.
Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss 1350).
___________________
#  Indicates management contract or compensatory plan or arrangement.

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