Form 10-Q
period 2010-11-10
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2010-11-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On October 29, 2010, 8,640,983 shares of the registrant's Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,287	$8,525
Short-term investments	29,817	31,968
Other current assets - ARS Rights	-	1,778
Accounts receivable, net	8,072	4,952
Inventories, net	7,122	4,984
Prepaid expense and other current assets	808	515
Total current assets	59,106	52,722

Property and equipment, net	6,846	4,434
Other assets	164	233
Total assets	$66,116	$57,389

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,491	$3,701
Accrued expenses	4,487	3,822
Current portion of bank loans	97	114
Total current liabilities	11,075	7,637

Long-term liabilities:
Bank loans	241	305
Other long-term liabilities	557	508
Total long-term liabilities	798	813
Total liabilities	11,873	8,450

Commitments and contingencies (Note 9)

Stockholders' equity
Common stock, $0.001 par value: 16,000,000 and 50,000,000
shares authorized at September 30, 2010 and December 31. 2009, respectively; 8,585,633 and 8,489,422 shares issued and
outstanding at September 30, 2010 and December 31, 2009, respectively.	9	8
Additional paid-in-capital	112,719	112,165
Accumulated deficit	(59,485)	(63,796)
Accumulated other comprehensive income	1000	562
Stockholders' equity	54,243	48,939
Total liabilities and stockholders' equity	$66,116	$57,389

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Share amounts reflect a 1-for-5 reverse split of the outstanding common stock effected on August 27, 2010.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$13,276	$6,951	$33,768	$22,317
Cost of revenues	8,563	4,686	22,309	15,353
Gross profit	4,713	2,265	11,459	6,964

Operating expenses:
Research and development	882	721	2,461	2,212
Sales and marketing	643	530	1,840	1,741
General and administrative	978	899	2,882	2,514
Total operating expenses	2,503	2,150	7,183	6,467

Income from operations	2,210	115	4,276	497
Interest and other income, net	102	176	358	570
Net income before tax	2,312	291	4,634	1,067

Income tax	248	20	323	62
Net income	$2,064	$271	$4,311	$1,005
Net income per share:
Basic	$0.24	$0.03	$0.51	$0.12
Diluted	$0.23	$0.03	$0.49	$0.12
Shares used in computing net income per share:
Basic	8,575	8,433	8,537	8,418
Diluted	8,826	8,547	8,734	8,442

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Share and per share amounts reflect a 1-for-5 reverse split of the outstanding common stock effected on August 27, 2010.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,311	$1,005
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	791	798
Loss on disposal of property and equipment	4	93
Amortization of stock-based compensation	171	79
Provision for inventory	67	(99)
Changes in assets and liabilities:
Accounts receivable	(3,120)	397
Inventories	(2,205)	1,019
Prepaid expenses and other assets	(293)	(60)
Other assets	69	(44)
Accounts payable	2,790	(509)
Accrued expense	665	(447)
Other long-term liabilities	49	13
Net cash provided by operating activities	3,299	2,245

Cash flows from investing activities:
Purchase of short-term investments	(19,353)	(5,799)
Proceeds from sales and maturities of short-term investments	23,298	2,124
Purchase of property and equipment	(3,044)	(638)
Net cash provide by (used in) investing activities	901	(4,313)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	118	118
Proceeds from the exercise of common stock options	265	3
Repayment of bank borrowing	(90)	(112)
Net cash provided by financing activities	293	9

Effect of exchange rate changes on cash and cash equivalents	269	(120)
Net increase (decrease) in cash and cash equivalents	4,762	(2,179)
Cash and cash equivalents at beginning of period	8,525	12,185
Cash and cash equivalents at end of period	$13,287	$10,006

Supplemental disclosure of cash flow information:
Cash paid for interest	$(8)	$(8)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the SEC on March 19, 2010. The unaudited condensed consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The December 31, 2009 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP.

There have been no significant changes in the Company's critical accounting policies during the nine months ended September 30, 2010 as compared to what was previously disclosed in the Company's Form 10-K for the fiscal year ended December 31,  2009 as filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist primarily of market rate accounts, corporate bonds, certificates of deposit, and commercial paper that are stated at cost, which approximates fair value.

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 65.0% and 67.00% of our revenues for the three months ended September 30, 2010 and 2009, respectively.   Our optical passive products (formerly named dense wavelength division multiplexing) contributed 35.0% and 33.0% of our revenues for the three months ended September 30, 2010 and 2009, respectively.

Our connectivity products contributed 68.5% and 60.4% of our revenues for the nine months ended September 30, 2010 and 2009, respectively.  Our optical passive products contributed 31.5% and 39.6% of our revenues for the nine months ended September 30, 2010 and 2009, respectively.

In the three months ended September 30, 2010 and 2009, our top 10 customers comprised 68.7% and 60.5% of our revenues, respectively.  For the three months ended September 30, 2010, two customers accounted for 16.7% and 16.3% of our total revenues, respectively.  Amounts due from these customers were $1.8 million and $1.9 million at September 30, 2010, respectively.  For the three months ended September 30, 2009, one customer accounted for 12.4% of our total revenues.  Amount due from this customer was $0.8 million at September 30, 2009.

In the nine months ended September 30, 2010 and 2009, our top 10 customers comprised 69.2% and 64.3% of our revenues, respectively. For the nine months ended September 30, 2010, three customers accounted for 15.2%,15.2% and 10.2% of our revenues, respectively. For the nine months ended September 30, 2009, two customers accounted for 17.0% and 16.1% of our revenues, respectively.

2. Recent Accounting Pronouncements and Accounting Changes

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosure about Fair Value Measurements. This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  It also clarifies existing fair value disclosures about the level of disaggregation, inputs, and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. The Company does not anticipate the adoption of the new guidance to have any effect on the consolidated financial statements or results of operations.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company adopted ASC 105 in its Form 10-K for the year ended December 31, 2009.   The adoption did not have an impact on the Company's consolidated results of operations and financial condition for the quarter ended September 30, 2010.

3. Reverse Stock Split

On August 27, 2010, the Company effected a 1-for-5 reverse split of its outstanding common stock, pursuant to previously obtained stockholder authorization.  The number of authorized shares of common stock was not changed.  The reverse stock split reduced the Company's issued and outstanding shares of common stock as of August 27, 2010 from approximately 42,928,188 shares of common stock to approximately 8,585,633 shares.  All share and per share numbers reflect the reverse split and were applied on a retroactive basis.

4. Stock-based Compensation

Effective January 1, 2006, the Company adopted ASC 718, "Share-Based Payment", which establishes accounting for share-based payment ("SBP") awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

ASC 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted prior to June 30, 2010 was determined using the Binomial Lattice Model. The Company adopted the Black-Scholes valuation model for stock options granted after June 30, 2010.  The Company believes that the newly adopted model is more appropriate in determining fair value of its stock-based compensation.

As of September 30, 2010, there were $0.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Company's option plans.  The compensation cost is expected to be realized over four years.

At September 30, 2010, the Company had two stock-based compensation plans: The (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

(a) 1997 Stock Option Plan

In May 1997, the Company adopted its 1997 Stock Plan under which 600,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights.  During the year ended December 31, 2000, an additional 1,040,000 shares were reserved for issuance under the 1997 Stock Plan.  Incentive stock options are granted at a price not less than 100% of the fair market value of the Company's common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant.  Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant.  Options granted under the 1997 Stock Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant).  In November 2000, the 1997 Stock Plan was replaced by the 2000 Stock Incentive Plan.

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 300,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights.    On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of:  (i) 340,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors.  The Board of Directors determined not to increase the number of shares available under the Plan on January 1, 2010 and 2009, respectively.  Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company's common stock on the date of grant.  The 2000 Stock Incentive Plan was amended in 2010 to, among other things, extend its term.

Options granted under the 2000 Stock Incentive Plan generally vest over four years.  However, most options granted in the past three years have been fully vested at the time of grant. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the nine months ended September 30, 2010:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2009	972,666	$6.98
Granted	192,000	8.14
Exercised	(46,810)	4.29
Forfeited	(18,950)	9.86
Outstanding at September 30, 2010	1,098,906	$7.25	5.18 Years	$2,030,702
Vested and expected to vest at September 30, 2010	1,076,490	$7.23	5.08 Years	$2,022,924
Exercisable at September 30, 2010	881,934	$7.06	4.04 Years	$1,948,452

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the fair market value of the Company's stock.  The total intrinsic value of options exercised for the three and nine months ended September 30, 2010 was de minimis.

Cash received from option exercises during the three and nine months ended September 30, 2010 and 2009 was $104,165, $200,871, $810 and $3,690, respectively, and is included within the financing activities section in the accompanying unaudited condensed consolidated statements of cash flows.

The following table summarizes employee stock-based compensation expense resulting from stock options and employee stock purchase plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Included in cost of revenues:	$28	$12	$62	$37

Included in operating expenses:
Research and development	11	6	22	17
Sales and marketing	13	1	23	7
General and administrative	35	10	64	18
Total	59	17	109	42

Total stock-based compensation expense	$87	$29	$171	$79

5. Inventories, net (in thousands)

	September 30,	December 31,
	2010	2009
Inventories
Finished goods	$1,735	$1,595
Work-in-process	2,918	1,721
Raw materials	2,469	1,668
Total	$7,122	$4,984

6. Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Number:
Net income:	$2,064	$271	$4,311	$1,005

Denominator:
Shares used in computing net income per share:

Basic	8,575	8,433	8,537	8,418
Diluted	8,826	8,547	8,734	8,442

Net income per share:
Basic	$0.24	$0.03	$0.51	$0.12
Diluted	$0.23	$0.03	$0.49	$0.12

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands), because the effect would be anit-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Options to purchase common stock	251	115	197	23

7. Comprehensive Income

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended Septemebr 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income:	$2,064	$271	$4,311	$1,005
Cumulative translation adjustments	358	19	421	(50)
Unrealized gain (loss) on short-term investments	43	(17)	16	29
Total comprehensive income	$2,465	$273	$4,748	$984

8. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  It is the Company's accounting policy to record income tax interest and penalties in the income tax provision.  The Company did not have any material unrecognized tax benefits or uncertain tax positions at September 30, 2010.

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

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time.  If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. As of September 30, 2010, the Company accrued $0.02 million for warranty reserves.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2016.

The Company's aggregate future minimum facility lease payments are as follows (in thousands):

Three months ending December 31, 2010	$161
Years ending December 31,
2011	308
2012	374
2013	365
2014	329
2015 and after	229
Total	$1,766

10.  Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years.   In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%.  Both loans are secured by the Company's building in Taiwan.  The net book value of the building was $0.5 million as of September 30, 2010.

In September 2007, the Company entered into a three-year equipment loan of $0.04 million and a five-year equipment loan of $0.1 million with an interest rate of 3.68% for the first year for both loans.

Payments due under bank loans as of September 30, 2010 were as follows (in thousands):

Years ending December 31,
2010	26
2011	103
2012	97
2013	77
2014 and after	50
Total payments	353
Less: Amounts representing interest	(16)
Present value of net remaining payments	338
Less: current portion	(97)
Long-term portion	$241

11. Related Party Transactions

As of September 30, 2010, Foxconn Holding Limited was a holder of 18.64% of the Company's common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002.  The Company sells products to and purchases raw materials from Hon Hai Precision Company Limited ("Hon Hai"), who is the parent company of Foxconn Holding Limited, in the normal course of business.  These transactions were made at prices and terms consistent with those with unrelated third parties.  There were no sales of products to Hon Hai for the three and nine months ended September 30, 2010.  Sales of products to Hon Hai were $78 and $13,911 for the three and nine months ended September 30, 2009, respectively.  Purchases of raw materials from Hon Hai were $950,216 and $2,467,518 for the three and nine months ended September 30, 2010, respectively. Amounts due from Hon Hai were de miniums at September 30, 2010 and September 30, 2009 respectively. Amounts due to Hon Hai were $933,484 and $376,453 at September 30, 2010 and September 30, 2009 respectively.

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

In February 2008, ASC 820 was issued.  This FSP provides a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of ASC 820 with respect to financial assets and liabilities only.

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

o	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

The Company measures the following financial assets at fair values on a recurring basis.  The fair values of these financial assets at September 30, 2010 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$10,816	$10,816	$-	$-
Marketable Securities
Time deposits	14,053	14,053	-	-
Commercial paper	1,991	-	1,991	-
Corporate bonds	13,773	-	13,773	-
Total	$40,633	$24,869	$15,764	$-

As of September 30, 2010, the Company held investments in corporate bonds, certificates of deposit, money market securities, and commercial paper. The Company's cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The Company's short-term investments are comprised of corporate bonds, certificates of deposit and commercial paper with original maturities of 91 days or more from the date of purchase.  These investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets with the exception of corporate bonds and commercial paper which are classified as Level 2.

As of September 30, 2010, the Company held no investments in Auction Rate Security ("ARS").  Since February 2008, all ARS investments in the Company's portfolio had experienced failed auctions. The Company's ARS investments have been classified within Level 3 as their valuation requires substantial judgment and estimation of factors that are not currently observable in the market due to the lack of trading. This valuation may be revised in future periods as market conditions evolve.  The Company estimated the fair value of its ARS based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

In November 2008, the Company accepted an offer from UBS, the Company's investment advisor, granting the Company the right to require UBS to purchase the Company's ARS at their par value of $16.3 million anytime during the two-year period beginning June 30, 2010 ("Right").  As of September 30, 2010, UBS had exercised the Rights for the settlement of $15.9 million in total and the full cash value of the Company's ARS was redeemed at par value.  As of September 30, 2010, issuers completed calls of the ARS at par and the Company received settlement of $0.4 million in total.

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

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Significant Unobservable Inputs (Level 3)

Fair value December 31, 2009	$16,100
Gain on short-term investments	1,203
Loss on other assets	(1,203)
Sale of short-term investments	(16,100)
Fair value September 30, 2010	$-

13. Geographic Segment Information

The Company operates in a single industry segment.  This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated from geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
North America	$5,594	$3,958	$15,584	$10,530
Europe	3,914	1,386	8,899	5,606
Asia	3,768	1,607	9,285	6,181
	$13,276	$6,951	$33,768	$22,317

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Connectivity products	$8,630	$4,658	$23,145	$13,469
Optical passvie products	4,646	2,293	10,623	8,848
	$13,276	$6,951	$33,768	$22,317

	September 30,	December 31,
	2010	2009

Property and Equipment
United States	$77	$93
Taiwan	3,269	2,321
China	3,500	2,020
Total	$6,846	$4,434

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross profit, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of our cash, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to remain listed on the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the risks set forth below under Part II, Item 1A, "Risk Factors."  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended September 30, 2010 was $0.09 million and $0.17 million, respectively, as determined by the Black-Scholes valuation model, and represents stock-based compensation expense related to share based compensation arrangements under our stock option plan and our ESPP.   We adopted the Black-Scholes valuation model for stock options granted after June 30, 2010.  We analyzed the difference in these two valuation methods and determined that the difference was de minimis.

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

Our connectivity products contributed revenues of $8.6 million, or 65.0% and $4.7 million, or 67.0% for the three months ended September 30, 2010 and 2009, respectively. Our optical passive products contributed revenues of $4.7 million, or 35.0% and $2.3 million, or 33.0% for the three months ended September 30, 2010 and 2009, respectively.

Our connectivity products contributed revenues of $23.2 million, or 68.5% and $13.5 million, or 60.4% for the nine months ended September 30, 2010 and 2009, respectively.  Our optical passive products contributed revenues of $10.6 million, or 31.5% and $8.8 million, or 39.6% for the nine months ended September 30, 2010 and 2009, respectively.

In the three months ended September 30, 2010 and 2009, our top 10 customers comprised 68.7% and 60.5% of our revenues, respectively.  For the three months ended September 30, 2010, two customers accounted for 16.7% and 16.3% of our total revenues.    For the three months ended September 30, 2009, one customer accounted for 12.4% of our total revenues.  We market and sell our products predominantly through our direct sales force.

In the nine months ended September 30, 2010 and 2009, our top 10 customers comprised 69.2% and 64.3% of our revenues, respectively. For the nine months ended September 30, 2010, three customers accounted for 15.2%, 15.2% and 10.2% of our total revenues, respectively.  For the nine months ended September 30, 2009, two customers accounted for 17.0% and 16.1%of our total revenues, respectively.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	64.5	67.4	66.0	68.8
Gross profit	35.5	32.6	34.0	31.2

Operating expenses:
Research and development	6.6	10.4	7.3	9.9
Sales and marketing	4.8	7.6	5.5	7.8
General and administrative	7.4	12.9	8.5	11.3
Total operating expenese	18.8	30.9	21.3	29.0

Income from operations	16.7	1.7	12.7	2.2
Interest and other income, net	0.7	2.5	1.0	2.6
Net income before tax	17.4	4.2	13.7	4.8
Income tax	1.9	0.3	1.0	0.3
Net income	15.5%	3.9%	12.7%	4.5%

Revenues.  Revenues were $13.3 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively.  Revenues increased 90.0% in the quarter ended September 30, 2010 from the same period in 2009.  Revenues were $33.8 million and $22.3 million for the nine months ended September 30, 2010 and 2009, respectively.  Revenues increased 51.6% in the nine months ended September 30, 2010 from the same period in 2009. The increase for the three and nine months ended September 30, 2010 was mainly due to increased orders from our existing customers and higher volume shipments of telecom and datacom applications related products.

Cost of Revenues.  Cost of revenues was $8.6 million and $4.7 million for the three months ended September 30, 2010 and 2009, respectively.  Cost of revenues as a percentage of revenues decreased to 64.5% for the three months ended September 30, 2010 from 67.4% for the three months ended September 30, 2009.  Cost of revenues was $22.3 million and $15.4 million for the nine months ended September 30, 2010 and 2009, respectively.  Cost of revenues as a percentage of revenues decreased to 66.0% for the nine months ended September 30, 2010 from 68.8% for the nine months ended September 30, 2009.  The lower percentage cost of revenues for the three and nine months ended September 30, 2010 resulted from increased factory utilization due to higher revenues.

Gross Profit.  Gross profit increased to $4.7 million, or 35.5% of revenues, for the three months ended September 30, 2010 from $2.3 million, or 32.6% of revenues, for the same period in 2009.  Gross profit increased to $11.5 million, or 33.9% of revenues, for the nine months ended September 30, 2010 from $7.0 million, or 31.2% of revenues, for the same period in 2009.  For the three and nine months ended September 30, 2010, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers.  We expect our gross profit as a percentage of revenues to continue to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses.  However, decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses.  Research and development expenses increased to $0.9 million for the three months ended September 30, 2010 from $0.7 million for the same period in 2009.  Research and development expenses increased to $2.5 million for the nine months ended September 30, 2010 from $2.2 million for the same period in 2009. The higher research and development expenses were due to capital investments for new product development.

As a percentage of revenues, research and development expenses decreased to 6.6% in the three months ended September 30, 2010 from 10.4% for the same period in 2009. As a percentage of revenues, research and development expenses decreased to 7.3% in the nine months ended September 30, 2010 from 9.9% for the same period in 2009.  The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels.   We expect research and development expenses will remain flat or increase slightly in the next two quarters.

Sales and Marketing Expenses.  Sales and marketing expenses were $0.6 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively.  Sales and marketing expenses were $1.8 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.

As a percentage of revenues, sales and marketing expenses decreased to 4.8% in the three months ended September 30, 2010 from 7.6% for the same period in 2009. As a percentage of revenues, sales and marketing expenses decreased to 5.4% in the nine months ended September 30, 2010 from 7.8% for the same period in 2009.  The lower sales and marketing expenses as a percentage of revenues was mainly due to increased revenue levels.   We expect sales and marketing expenses will remain flat or increase slightly in the next two quarters.

General and Administrative Expenses.  General and administrative expenses increased to $1.0 million for the three months ended September 30, 2010 from $0.9 million for the same period in 2009.  General and administrative expenses increased to $2.9 million for the nine months ended September 30, 2010 from $2.5 million for the same period in 2009.

As a percentage of revenues, general and administrative expenses decreased to 7.4% in the three months ended September 30, 2010 from 12.9% for the same period in 2009. As a percentage of revenues, general and administrative expenses decreased to 8.5% in the nine months ended September 30, 2010 from 11.3% for the same period in 2009.  The lower general and administrative expenses as a percentage of revenues was mainly due to increased revenue levels.  We expect general and administrative expenses will remain relatively flat in the next two quarters.

Stock-Based Compensation.  Total stock-based compensation increased to approximately $87,000 for the three months ended September 30, 2010 from approximately $29,000 for the same period in 2009. Total stock-based compensation increased to approximately $171,000 for the nine months ended September 30, 2010 from approximately $79,000 for the same period in 2009.  This increase was due to expense associated with stock options granted in the third quarter of 2010.

Interest and Other Income, Net.  Interest and other income, net, was $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively.  Interest and other income, net, was $0.4 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was approximately $0.25 million and $0.02 million for the three months ended September 30, 2010 and 2009, respectively.  Income tax expense was approximately $0.32 million and $0.06 million for the nine months ended September 30, 2010 and 2009, respectively.  Income tax expenses increased due to higher net profit for the three months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $13.3 million and short-term investments of $29.8 million.

Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2010. Net cash provided by operating activities was primarily due to net income of $4.3 million, an increase in accounts payable and other liabilities of $3.5 million, and contribution from adjustment for non-cash charges, including depreciation and stock based compensation of $1.0 million.  These were offset by a $3.1 million increase in accounts receivable and a $2.2 million increase in inventory.  Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2009. The increase in net cash provided by operating activities was primarily due to net income of $1.0 million, a decrease in net inventory of $0.9 million and decrease in accounts receivable of $0.4 million, and contribution from adjustment for non-cash charges, including depreciation and stock based compensation of $1.0 million.  These were offset by a $0.9 million decrease in accounts payable and other liabilities.

Cash provided by investing activities was $0.9 million for the nine months ended September 30, 2010. This resulted from $3.9 million in net proceeds from short-term investments and $3.0 million spending on equipment purchases.  Cash used in investing activities was $4.3 million for the nine months ended September 30, 2009. This resulted from $3.7 million in net purchases of short-term investments and $0.6  million spending on equipment purchases.

Cash provided by financing activities was $0.3 million and $0.09 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our Employee Stock Purchase Plan, which was offset in part by repayment of bank borrowings.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2010.

Contractual Obligations

Our long-term debt obligations are for principal and interest on mortgage and equipment loans from financial institutions in Taiwan.

In July 2004, we moved into our corporate headquarters in Sunnyvale, California.  The lease has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan.  This lease expires at various times from May 2010 to December 2011.  In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to our leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

In August 2009, we expanded our facility in the Shenzhen area of China.  We lease a 132,993 square foot facility in Shenzhen, China which lease will expire in October 2014.

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

We had net income of approximately $2.1 million and $0.3 million in the third quarter of fiscal 2010 and 2009, respectively.  Although we generated a profit in the third quarter of fiscal 2010 and 2009, we may not be able to sustain profitability in the future.  Although our cash and cash equivalents increased in the third quarter of fiscal 2010, our cash flows may be negative again in the future as we continue to invest in our business.  As of September 30, 2010, we had an accumulated deficit of approximately $59.5 million.

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

Sales of our connectivity products accounted for over 65.0% of our revenues in the quarter ended September 30, 2010 and a majority of our historical revenues.  We expect to substantially depend on these products for the majority of our near-term revenues.  Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business.  In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000.  Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003.  If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the quarters ended September 30, 2010 and 2009, our top 10 customers comprised 68.7% and 60.5% of our revenues, respectively.  Two customers accounted for 16.7% and 16.3% of our total revenues for the three months ended September 30, 2010.  Three customers accounted for 15.2%, 15.2% and 10.2% of our total revenues for the nine months ended September 30, 2010.

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

As of September 30, 2010, we had a total of 37 full-time employees in Sunnyvale, California, 302 full-time employees in Taiwan, and 807 full-time employees in China.  Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources.  To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process.  We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements.  Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts.  Our total research and development expenses were approximately $0.9 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively.  Our total research and development expenses were approximately $2.5 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.  We expect that our research and development expense will increase slightly in the next six months.

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
3(i).1 10.1
Integrated copy of the Amended and Restated Certificate of Incorporation of the Company
Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010

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

Dated:  November 12, 2010
ALLIANCE FIBER OPTIC PRODUCTS, INC.

By             /s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Alliance Fiber Optic Products, Inc.
Exhibit Index

Exhibit
Number	Title
3(i).1 10.1
Integrated copy of the Amended and Restated Certificate of Incorporation of the Company
Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010)

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