Form 10-K
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2011-03-18
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Address of principal executive offices)
Issuer's telephone number: (408) 736-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.001 per share Series A Participating Preferred Stock Purchase Rights	Name of each exchange on which registered The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]       No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ]                 No  [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]     No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 30, 2010) was approximately $59,499,211.

As of March 4, 2011 there were 8,835,786 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant's 2011 Annual Meeting of Stockholders to be held on April 28, 2011.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2010 FORM 10-K

i

PART I

Item 1. Business

When used in this Report, the words "expects," "anticipates," "believes", "estimates," "plans," "intends," "could," "will," "may" and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margins, profitability, the amount and mix of anticipated investments, exposure to interest or exchange rate changes, expenditures and expense levels, our liquidity and the adequacy of our capital resources, anticipated working capital and capital expenditures, the impact of the economic environment on our business and our customers, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our expectations regarding the impact of accounting changes, our success being tied to relationships with key customers, industry trends and market demand, acquisitions of complementary businesses, products or technologies, our efforts to protect our intellectual property, potential indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, our competitive strengths, consolidation in our industry, our international strategy, our employee relations, the adequacy of our internal controls, our expectations regarding our use of the earnings generated by our overseas operations, and the potential effect of recent accounting pronouncements and our critical accounting policies and estimates.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected.  These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A ¡¡¡¡ì¬C Risk Factors, below, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, the loss of one or more key customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw materials, loss of a key supplier, integration of acquired businesses or technologies, the impact of the economy, financial stability in foreign markets, foreign currency exchange rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, economic stability, and the state of the capital markets.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Industry Background

The popularity of the Internet and the growing number of data-intensive Internet-based applications and services has fueled a significant increase in the volume of data traffic.  This traffic growth has increased the demands on communication networks originally developed to primarily transport voice traffic.  To meet this demand, many communications service providers have and are designing and installing new networks based on fiber optic technology, which provides greater data-carrying capacity, or bandwidth, and increased transmission speeds compared to existing communications networks.  Until recently, much of the fiber deployed had been dedicated to long-haul networks.  However, the demands for high-speed network access and bandwidth are shifting the focus towards more complex metropolitan networks and last mile access networks, which require an increasing number of connections and components.

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

Over the past four years, as mentioned, the optical components industry has experienced a slight increase and resumption in business levels.  Recent orders for our products have been utilized both for upgrades of existing networks and new network builds.  In addition, certain large telecommunications service providers have recently begun to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of a full industry recovery and the potential impact to our business from this or any other deployment initiatives.

Products

Our lines of optical products support the needs of current and next generation optical network systems applications.  Our connectivity (formerly named Optical Path Management Solutions, or OPMS) product family provides a comprehensive line of optical interconnect devices, couplers and splitters, PLC (planar lightwave circuits) and related optical products, as well as customized integrated modules incorporating these devices.  Our optical passive products (formerly named Wavelength Management Solutions, or WMS) include WDM CWDM and DWDM components and modules that utilize thin film filter technologies to separate optical signals, variable attenuators, optical switches and other optical devices utilizing micro optic lensing technology including integrated electro-optical modules incorporating these products.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights.  As of December 31, 2010, we had 61 United States patents issued or assigned to us and had 23 United States patent applications pending.  Our 61 U.S. patents expire between September 2011 and April 2029.  We also have 16 foreign patents issued, and 3 foreign patent applications pending.  Our foreign patents issued will expire between January 2011 and December 2019.  We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us.  We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap.  Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them.  Other companies may pursue litigation with respect to those or other claims.  The results of any litigation are inherently uncertain.  In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology.  Licenses may not be available from third parties either on commercially reasonable terms or at all.  In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail.  Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows.  As of December 31, 2010, we were not aware of infringement claims or litigation pending against us.

Customers

We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers.  In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products.  In the year ended December 31, 2010, we sold our products to more than 200 customers.  Two customers accounted for 16.1% and 14.6% of our revenues in the year ended December 31, 2010.  Two customers accounted for 15.1% and 14.9% of our revenues in the year ended December 31, 2009. The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2010	2009

Revenues
North America	$20,416	$14,721
Europe	11,624	7,085
Asia	13,366	8,028
Total	$45,406	$29,834

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

Our principal competitors in the components market include Oclaro Inc., JDS Uniphase Corp., Oplink Communications, Inc., and Tyco Electronics Corporation.  We estimate that we had approximately 20 competitors in the components market as of December 31, 2010.  We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line.  Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business.  Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide.  In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur.  This consolidation has further increased and we believe will further increase competition.  We expect significant pricing pressure from our competitors that may negatively affect our margins.  We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

As of December 31, 2010, we had a total of 65 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China.  Our engineering team has extensive design, packaging, processing, and software experience in optical components, interfaces and systems.

Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001.  Our Taiwanese subsidiary also engages in product development.  Our research and development expenses were $3.2 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively.  We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Employees

As of December 31, 2010, we had 1,137 full-time employees, including 36 located in the United States, 300 in Taiwan and 801 in China.  Of our 1,137 full-time employees, 65 are engaged in research and development, 975 are engaged in manufacturing production, 25 are engaged in sales, marketing, application support and customer service, and 72 are engaged in general and administration.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

We had net income of approximately $6.0 million and $1.4 million in fiscal year 2010 and 2009, respectively.  Although we generated a profit in these two fiscal years, we may not be able to sustain profitability in the future.  Although our cash, cash equivalents and short-term investments increased in 2010, we may experience negative cash flows again in the future.  As of December 31, 2010, we had an accumulated deficit of approximately $57.8 million.

We continue to experience fluctuating demand for our products.  If demand for our products declines, we may not be able to decrease expenses on a timely basis, or at all, to offset the decrease in revenues.  We also expect declining average selling prices may negatively impact our results of operations in future periods. If demand for our products increases in the future, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding direct sales and distribution channels.  Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins.  As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels.  We may not be able to sustain profitability on a quarterly or an annual basis.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our optical passive products, our business will be seriously harmed.

Sales of our connectivity products accounted for 69.1% and 62.5% of our revenues in the fiscal years ended December 31, 2010 and 2009, respectively, and a significant portion of our historical revenues.  We expect to depend on our connectivity products for the majority of our near-term revenues.  Any significant decline in the demand for these products, or failure to increase their market acceptance, would seriously harm our business.  Declining average selling prices of our products during 2010 negatively impacted our revenues and may continue to do so in the future.  We believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive-related products, which we began shipping commercially in July 2000.  Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003.  If demand does not continue to increase and our target customers do not continue to adopt and purchase our optical passive-related products, our revenues may decline and we may have to write-off inventory in addition to what is currently reserved on our books.

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

In the years ended December 31, 2010 and 2009 our top 10 customers comprised 67.1% and 62.8% of our revenues, respectively.  Two customers accounted for 16.1 % and 14.6% of our total revenues for the year ended December 31, 2010, respectively.  Two customers accounted for 15.1 % and 14.9% of our total revenues for the year ended December 31, 2009, respectively.

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

As of December 31, 2010, we had a total of 36 full-time employees in Sunnyvale, California, 300 full-time employees in Taiwan, and 801 full-time employees in China.  Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources.  To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process.  We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements.  Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts.  Our total research and development expenses were approximately $3.2 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively.  We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenues from such efforts.

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

The optical networking component industry has in the past experienced declining average selling prices as a result of increasing competition and greater unit volumes as communication service providers continue to deploy fiber optic networks.  Average selling prices are decreasing and may continue to decrease in the future in response to product introductions by competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand.  Average selling price declines may contribute to a decline in our gross margins which could harm our results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to perform an assessment of our internal controls as of the end of each fiscal year, and may also require that our independent auditors to attest to the effectiveness of our internal controls over financial reporting in the future if we achieve a certain market capitalization levels.  We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with these requirements, however, we cannot assure you that we will be successful in our efforts.  We expect to incur increased expenses and to devote additional management resources to Section 404 compliance.  In the event that our chief executive officer or acting chief financial officer determines that our internal controls over financial reporting are not effective as defined under Section 404, or our auditors are not able to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting in the future, investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

The market for fiber optic components is unpredictable, characterized by rapid technological changes, evolving industry standards, and significant changes in customer demand, which could result in decreased demand for our products, erosion of average selling prices, and could negatively impact our revenues.

The market for fiber optic components is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards.  Because this market is new, it is difficult to predict its potential size or future growth rate.  Widespread adoption of optical networks, especially in the metropolitan, last mile, and enterprise access segments of the networks, is critical to our future success.  Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks.  Our success in generating revenues in this market will depend on:

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

Because our manufacturing operations are located in active earthquake fault zones in Taiwan, and our Taiwan locations are susceptible to the effects of a typhoon, we face the risk that a natural disaster could limit our ability to supply products.

Our primary manufacturing operations in Taiwan are located in active an earthquake fault zone.  This region has experienced large earthquakes in the past and may likely experience them in the future.  In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days.  Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In the United States, we lease a total of approximately 18,088 square feet of administrative, sales, marketing, product development and manufacturing space in one building located in Sunnyvale, California pursuant to a lease that expires in January 2016.

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan.  This lease expires at various times from May 2011 to January 2013.  In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.  Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

We lease a 132,993 square foot facility in Shenzhen, China, which lease will expire in October 2014.

Item 3. Legal Proceedings

From time to time we may be involved in litigation relating to claims arising in the ordinary course of business.  As of the date of this Form 10-K, there are no material legal proceedings pending against us or, to the best of our knowledge, threatened against us.

Item 4. (Removed and Reserved)

Executive Officers of the Registrant

Our executive officers as of December 31, 2010 are as follows:

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001, was traded on the Nasdaq Global Market under the ticker symbol "AFOP" until November 8, 2002, when it began to trade on the Nasdaq Capital Market under the same ticker symbol.  The following table summarizes the high and low closing prices for our common stock as reported on the Nasdaq Capital Market.

	High	Low

2010
First Quarter	$8.25	$5.65
Second Quarter	$8.20	$6.15
Third Quarter	$9.20	$7.05
Fourth Quarter	$15.85	$8.25

2009
First Quarter	$3.80	$3.10
Second Quarter	$6.25	$3.35
Third Quarter	$7.00	$5.00
Fourth Quarter	$6.40	$5.30

As of March 4, 2011, our common stock was held by 58 stockholders of record (not including beneficial holders of common stock held in street name).  We declared a cash dividend of $0.02 per share, in 2009 which was paid in 2010.  The Company does not anticipate paying any additional dividends in the foreseeable future.

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

Critical Accounting Policies and Estimates

There have been no significant changes in the Company's critical accounting policies during the twelve months ended December 31, 2010 as compared to what was previously disclosed in the Company's Form 10-K for the fiscal year ended December 31,  2009 as filed with the SEC.

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

Stock-based Compensation Expense

Stock-based compensation expense recognized under ASC 718 was $0.3 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively, as determined by the Binomial Lattice valuation model in 2009 and by the Black-Scholes valuation model in 2010, and represents stock-based compensation expense related to share based compensation arrangements under our stock option plan and our Employee Stock Purchase Plan, or ESPP.  The difference between the two models was not material.

Allowance for Doubtful Accounts

Allowances are provided for estimated returns and potential uncollectable trade receivables. Provisions for return allowances are recorded at the time revenue is recognized based on our historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. We also identify specific accounts considered to have a high risk of uncollectibility and reserve the full amount.  Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Valuation of Long-Lived Assets

We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends.  When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  We did not record any asset impairment charge for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

We adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007.  It is our policy to record income tax interest and penalties in the income tax provision.  We did not have any material unrecognized tax benefits or uncertain tax positions at December 31, 2010 or 2009.

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

We market and sell our products predominantly through our direct sales force.  From our inception through December 31, 2010, we derived the majority of our revenues from our connectivity product line.  Our optical passive products contributed as a percentage of revenues 30.9% and 37.5% for the years ended December 31, 2010 and 2009, respectively.  In the years ended December 31, 2010 and 2009, our top 10 customers comprised 67% and 63% of our revenues, respectively.  Two customers accounted for 16.1% and 14.6% of our revenues in 2010, respectively.  Two customers accounted for 15.1% and 14.9% of our revenues in 2009, respectively.    Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs.  We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

o	changes in manufacturing volume;

o	costs incurred in establishing additional manufacturing lines and facilities;

o	inventory write-downs and impairment charges related to manufacturing assets;

o	mix of products sold;

o	changes in our pricing and pricing by our competitors;

o	mix of sales channels through which our products are sold; and

o	mix of domestic and international sales.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products.  We expense our research and development costs as they are incurred.  We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2011.

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses.  We intend to continue to invest amounts similar to our spending levels in 2010 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products.  However, we cannot be certain that our expenditures will result in higher revenues.  In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support.  We expect general and administrative expenses will increase in absolute dollar to support our revenue growth, higher insurance premiums, and costs associated with compliance with SOX 404 regulations.

We own a controlling interest in the outstanding common stock of Alliance Fiber Optic Products, Ltd (formally named Transian Technology Ltd. Co.), a Taiwan corporation.  This majority owned subsidiary is engaged in design and manufacturing of our products.

In December 2000, we established a wholly owned subsidiary, Alliance Fiber Optic Products, in the People's Republic of China, which we have developed as a manufacturing facility.  We commenced production at this facility in the third quarter of 2003.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2010	2009
Revenues	100.0%	100.0%

Cost of revenues	65.8	68.7
Gross profit	34.2	31.3

Operating expenses:
Research and development	7.1	10.0
Sales and marketing	5.3	7.6
General and administrative	8.4	11.2
Total operating expenses	20.8	28.8

Income from operations	13.4	2.5
Interest and other income, net	1.0	2.6
Net income before tax	14.4	5.1
Income tax	1.2	0.3
Net income	13.2%	4.8%

Comparison of Fiscal Year 2010 and Fiscal Year 2009

Revenues.  Revenues were $45.4 million and $29.8 million for the years ended December 31, 2010 and 2009, respectively.  Connectivity products revenue increased to $31.4 million in 2010 from $18.7 million in 2009.  Optical passive products revenue increased to $14.0 million in 2010 from $11.2 million in 2009. Revenues increased mainly due to the increased acceptance of our products by our customers which resulted in higher volume shipments partially offset by lower average selling prices.

 Cost of Revenues.    Cost of revenues in fiscal year 2010 increased to $29.9 million from $20.5 million in fiscal year 2009.  Cost of revenues as a percentage of net revenues decreased to 65.8% in fiscal year 2010 from 68.7% in fiscal year 2009.  The increase of cost of revenues in 2010 was mainly due to increased volume of products sold.

Gross Profit.  Gross profit for the year ended December 31, 2010 was $15.5 million, or 34.2% of revenues, compared with gross profit of $9.3 million, or 31.3% of revenues, in fiscal year 2009.   The connectivity products gross profit increased to $11.6 million in 2010 from $6.2 million in 2009.  The optical passive products gross profit increased to $4.0 million from $3.1 million in 2009.  For the year ended December 31, 2010, the utilization of our factories was higher due to the increased volume shipments of our products, which contributed to higher gross margins.  We expect our gross profit as a percentage of revenues in 2011 to remain at levels similar to 2010 levels.  However, our average selling prices are declining, which we believe will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses.  Research and development expenses increased to $3.2 million in fiscal year 2010 from $3.0 million in fiscal year 2009.   The higher research and development expenses were due to higher bonus and capital investments for new product development.  As a percentage of revenues, research and development expenses decreased to 7.1% in 2010 from 10.0% in 2009 as a result of increased revenues. The increase in absolute dollars was primarily due to increased headcount and increased material expenses.  We expect research and development expenses on our product development efforts may increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $2.4 million in fiscal year 2010 from $2.3 million in fiscal year 2009.  The higher sales and marketing expenses were due to more bonuses and commissions as a result of higher revenues.  As a percentage of revenues, sales and marketing expenses decreased to 5.3% in 2010 from 7.6% in 2009 as a result of increased revenues.  We intend to continue to invest amounts similar to our spending levels in 2010 in our sales and marketing efforts, both domestically and internationally, as we work to increase market awareness and to generate additional sales of our products.

General and Administrative Expenses.  General and administrative expenses increased to $3.8 million in fiscal year 2010 from $3.3 million in fiscal year 2009.  The higher general and administrative expenses were due to higher bonuses, franchise taxes, outside professional fees, and more travel as a result of higher revenue. As a percentage of revenues, general and administrative expenses decreased to 8.4% in 2010 from 11.2% in 2009 as a result of increased revenues.  We expect general and administrative expenses will increase to support our revenue growth, and costs associated with SOX 404 compliance.

Stock-Based Compensation.  Total stock-based compensation was $0.3 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

Interest and Other Income, Net.  Interest and other income, net, was $0.5 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.  These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates.  The decrease in 2010 was due to lower interest income because of lower interest rates.

Provision for Taxes.  Our effective alternative minimum tax, or AMT, rate was 20% for federal and 6.7% for state in fiscal 2010. The tax expense was the result of estimated income tax accruals for fiscal 2010 and 2009.

Under a California tax law, effective retroactively to the beginning of 2008, our net operating loss deduction was suspended for 2009 and 2010.  Beginning in 2008, the carryforward period for NOLs is extended from 10 to 20 years.  Beginning in 2011, we will be permitted to carry back NOLs for two years.  Carrybacks will be limited to 50% of NOLs for 2011 and 75% for 2012.  Full carrybacks will be allowed beginning in 2013.  In addition, our utilization of tax credits is limited to 50% of tax liability in 2009 and 2010 as a result of the law.

As of December 31, 2010, we had approximately $32.3 million and $20.4 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire in 2023 for federal and in 2016 for state purposes, if not utilized.  We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to our history of losses.

Liquidity and Capital Resources

Comparison of Fiscal Year 2010 and Fiscal Year 2009

Net cash provided by operating activities was $5.4 million and $2.8 million in 2010 and 2009, respectively.  The increase in our cash provided by operating activities in 2010 was primarily due to increase in net income of $4.6 million, an increase in accounts payable of $1.2 million, and an increase in accrued liabilities of $1.7 million, which was offset by an increase in inventory of $2.5 million, and an increase in accounts receivable of $2.3 million.  The decrease in our cash provided by operations in 2009 was primarily due to a decrease in net income of $2.6 million, an increase in accounts receivable of $0.2 million, an increase in prepaid expenses of $0.1 million, and a decrease in accrued liabilities of $0.3 million, which was offset by a decrease in inventory of $0.6 million, and an increase in accounts payable of $0.1 million.

Cash used in investing activities was $7.3 million and $6.5 million in 2010 and 2009, respectively.  In 2010, we spent $3.8 million to acquire property and equipment and the net purchase of short-term securities was $3.6 million.  In 2009, we spent $0.9 million to acquire property and equipment and the net purchase of short-term securities was $5.6 million.

Cash generated by financing activities was $0.3 million and $0.2 million in 2010 and 2009, respectively.  Cash generated by financing activities in 2010 and 2009 was comprised of proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our ESPP, which was offset by payment of a cash dividend and repayment of bank borrowings.

Between November 2004 and September 2007, we entered into two mortgage loans of $0.7 million total with an interest rate of 3.20% and three equipment loans of $0.7 million total with an interest rate of 3.68% in Taiwan, of which two of the equipment loans have matured and were paid off in 2010.  The outstanding loans are secured by the building and equipment we own in Taiwan.

Our principal source of liquidity as of December 31, 2010 consisted of $8 million in cash and cash equivalents and $37.3 million interest bearing marketable securities.  We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.  However, our future growth, including potential acquisitions, may require additional funding.  If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements.  If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to those of the holders of our common stock, and the terms of any debt facility could impose restrictions on our operations.  The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all.  If we are unable to obtain additional financing, we may be required to reduce our research and development and marketing expenses.  Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products.  Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

Our long-term debt obligations are for principal and interest on mortgage and equipment loans from financial institutions in Taiwan.

In July 2004, we moved into our corporate headquarters in Sunnyvale, California.  The lease had a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan.  This lease expires at various times from May 2011 to January 2013.  In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

We lease a 132,993 square foot facility in Shenzhen, China which lease will expire in October 2014.

The following summarizes our contractual obligations at December 31, 2010 (in thousands):

Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Debt obligations including interest payments	$ 348	$ 110	$ 185	$ 53	$ -
Operating Lease Obligations	2,128	556	1,012	542	18
Total	$ 2,476	$ 666	$ 1,197	$ 595	$ 18

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheet of Alliance Fiber Optic Products, Inc. (the "Company") as of December 31, 2010, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc., as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles (United States).

/s/ Marcum LLP

Marcum LLP
San Francisco, California
March 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheet of Alliance Fiber Optic Products, Inc. (the "Company") as of December 31, 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc., as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.

Stonefield Josephson, Inc.
San Francisco, California
March 18, 2010

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,040	$8,525
Short-term investments	37,320	31,968
Other current assets	-	1,778
Accounts receivable, net	7,224	4,952
Inventories, net	7,439	4,984
Prepaid expense and other current assets	733	515
Total current assets	60,756	52,722

Property and equipment, net	7,523	4,434
Other assets	170	233
Total assets	$68,449	$57,389

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,931	$3,701
Accrued expenses	4,633	3,822
Current portion of bank loan	104	114
Total current liabilities	9,668	7,637

Long-term liabilities:
Bank loan	231	305
Other long-term liabilities	546	508
Total long-term liabilities	777	813
Total liabilities	10,445	8,450

Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value: 80,000,000 shares authorized;
8,793,636 and 8,489,422 shares issued and outstanding at
December 31, 2010 and 2009, respectively	9	8
Additional paid-in-capital	113,707	112,165
Accumulated deficit	(57,784)	(63,796)
Accumulated other comprehensive income	2,072	562
Total stockholders' equity	58,004	48,939
Total liabilities and stockholders' equity	$68,449	$57,389

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009
Revenues	$45,406	$29,834
Cost of revenues	29,872	20,504
Gross profit	15,534	9,330

Operating expenses:
Research and development	3,218	2,972
Sales and marketing	2,406	2,276
General and administrative	3,811	3,331
Total operating expenses	9,435	8,579

Income from operations	6,099	751
Interest and other income, net	468	766
Net income before tax	6,567	1,517
Income tax	555	84
Net income	$6,012	$1,433
Net income per share:
Basic	$0.70	$0.17
Diluted	$0.69	$0.17
Shares used in computing net income per share:
Basic	8,580	8,405
Diluted	8,759	8,456

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$6,012	$1,433
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,113	1,049
Amortization of stock based compensation	256	112
Loss on disposal of property and equipment	24	93
Provision for inventory valuation	111	(18)
Changes in assets and liabilities:
Accounts receivable	(2,272)	(244)
Inventories	(2,566)	648
Prepaid expenses and other current assets	(218)	(136)
Other assets	63	(43)
Accounts payable	1,231	129
Accrued expense	1,660	(264)
Other long-term liabilities	37	30
Net cash provided by operating activities	5,451	2,789

Cash flows from investing activities:
Purchase of short-term investments	(31,100)	(17,627)
Proceeds from sales and maturities of short-term investments	27,539	12,023
Purchase of property and equipment	(3,782)	(895)
Net cash used in investing activities	(7,343)	(6,499)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	398	291
Proceeds from the exercise of common stock options	889	41
Payment of dividends	(849)	-
Repayment of bank borrowings	(117)	(139)
Net cash provided by financing activities	321	193

Effect of exchange rate changes on cash and cash equivalents	1,086	(143)
Net decrease in cash and cash equivalents	(485)	(3,660)
Cash and cash equivalents at beginning of year	8,525	12,185
Cash and cash equivalents at end of year	$8,040	$8,525

Supplemental disclosure of cash flow information:
Cash paid for interest	$(9)	(11)
Cash paid for income taxes	$-	(111)

Supplemental disclosure of non-cash financing activities:
Dividend payable to stockholders	$-	$(849)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholder' Equity
(in thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Deferred Stock-based Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive income/(loss)	Total	Comprehensive Income
Balance at December 31, 2008	8,400	$8	$110,864	$857	$(64,380)	$612	$47,961

Deferred stock-based compensation	-	-	-	112	-	-	112
Issuance of stock on options	10	-	41	-	-	-	41
Issuance of stock purchased through ESPP	79	-	291	-	-	-	291
Issuance of stock dividends	-	-	-	-	(849)	-	(849)
Comprehensive Income:
Net income for the year	-	-	-	-	1,433	-	1,433	1,433
Unrealized loss on short-term investments	-	-	-	-	-	(2)	(2)	(2)
Currency translation adjustments	-	-	-	-	-	(48)	(48)	(48)
Comprehensive income								1,383

Balance at December 31, 2009	8,489	8	111,196	969	(63,796)	562	48,939

Deferred stock-based compensation	-	-	-	256	-	-	256
Issuance of stock on options	200	1	888	-	-	-	889
Issuance of stock purchased through ESPP	104	-	398	-	-	-	398
Comprehensive Income :
Net income for the year	-	-	-	-	6,012	-	6,012	6,012
Unrealized loss on short-term investments	-	-	-	-	-	12	12	12
Currency translation adjustments	-	-	-	-	-	1,498	1,498	1,498
Comprehensive income	-	-	-	-	-			7,522

Balance at December 31, 2010	8,793	$9	$112,482	$1,225	$(57,784)	$2,072	$58,004

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

Cash, cash equivalents, and short-term investments

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents consist of cash deposited in money market, certificate of deposit, and checking accounts.

The Company accounts for its investments under the provisions of Accounting Standards Codification ("ASC") 320 "Investments - Debt and Equity Securities."  Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments.  Financial instruments with remaining maturities greater than one year are classified as long-term investments.  Investments in related party companies are included in "Other Assets" in the Consolidated Balance Sheets.  All investments are classified as available-for-sale and are reported at fair value using the specific identification method with net unrealized gain/(loss) reported, net of tax as other comprehensive gain/(loss) in stockholders' equity.  The fair value of the Company's available-for-sale securities are based on quoted market prices or other methodologies for those investments with no quoted market prices at the balance sheet dates.

The Company's financial instruments also include accounts receivable, accounts payable and debts, and are carried at cost, which approximates the fair value of these instruments.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Fair value of financial instruments

In September 2006, the Financial Accounting Standards Board ("the FASB") issued ASC 820 "Fair Value Measurements."  ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure.  In October 2008, the FASB issued Financial Staff Position ASC 820 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active".  ASC 820 clarifies the application of ASC 820 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Effective January 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities.

ASC 820 delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010.

In February 2007, the FASB issued ASC 825, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115."  Under ASC 825, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The Company adopted ASC 825 effective January 1, 2008 and has elected the fair value option for its Auction Rate Securities ("ARS"), as of December 1, 2008.  In conjunction with the adoption of ASC 825, the Company accounted for its unrealized loss on its ARS of $1.2 million and $0.8 million in earnings in the year ended December 31, 2010 and 2009, respectively. There is no cumulative effect of a change in accounting principle as a result of adoption of ASC 825 as there was no other comprehensive income/loss from Auction Rate Securities before the adoption of ASC 825.

Allowance for doubtful accounts

The Company performs periodic credit evaluations of customers' financial condition. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments.  When the Company becomes aware that a specific customer is unable to meet its financial obligations, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance.  In addition, the Company records additional allowances based on historical sales returns. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides more allowances than the Company needs, the Company may reverse a portion of such provisions in future periods based on actual collection experience.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and impairment charges.  Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term.  Depreciation and amortization expense was $1.1 million in 2010 and $1.0 million in 2009.

Impairment of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.

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

Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience.  Such adjustments, which are recorded against revenue in the period, could be material.  The Company accrued $0.02 million and $0.05 million for warranty reserves as of December 31, 2010 and 2009, respectively.

Shipping and handling expenses

Shipping and handling expenses are included in cost of revenue.

Research and development expenses

Research and development costs are expensed as incurred.

Advertising expenses

Advertising costs are expensed as incurred and have not been material.

Sales taxes

The Company accounts for taxes charged to its customers and collected on behalf of taxing authorities on a net basis.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Uncertainty in Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.  Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.  A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

 The Company adopted ASC 740 Accounting for Uncertainty in Income Taxes, which utilizes a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained.  The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized.  The Company has elected to include interest and penalties related to its tax contingencies in income tax expense.  The adoption of this interpretation had no material impact and there were no accruals for interest and penalties related to uncertain tax position at the inception date through December 31, 2010. The Company files a U.S. federal tax return and a return with the State of California.  The Company has determined that its major tax jurisdictions are the United States and California.  The tax years of 2006 through 2009 remain open and subject to examination by the appropriate governmental agencies in the United States or California.

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

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosure about Fair Value Measurements. This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  It also clarifies existing fair value disclosures about the level of disaggregation, inputs, and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. The Company does not anticipate the adoption of the new guidance will have a material effect on the Company's consolidated financial statements or results of operations.

2. Reverse Stock Split

On August 27, 2010, the Company effected a 1-for-5 reverse split of its outstanding common stock, pursuant to previously obtained stockholder authorization.  The number of authorized shares of common stock was not changed.  The reverse stock split reduced the Company's issued and outstanding shares of common stock as of August 27, 2010 from approximately 42,928,188 shares to approximately 8,585,633 shares.  All share and per share numbers reflect the reverse split and were applied on a retroactive basis.

3. Stock-based Compensation

ASC 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted prior to June 30, 2010 was determined using the Binomial Lattice Model. The Company adopted the Black-Scholes valuation model for stock options granted after June 30, 2010.  The Company believes that the newly adopted model is more appropriate in determining fair value of its stock-based compensation and does not differ materially from the previous valuation model used.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

As of December 31, 2010, there were $0.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Company's option plans.  The compensation cost is expected to be realized over four years.

For the year ended December 31, 2010, the fair value of stock-based plan awards was estimated using the Black-Scholes valuation model, with the following weighted-average assumptions and fair values as follows:

Years Ended December 31,
2010
Expected volatility (percent)*	49.95
Expected term (in years)**	4
Risk-free interest rate (percent)***	1.07
Expected dividend rate (percent)****	-
Weighted-average fair value per option
granted	$3.22

* Expected volatility is based on the Company's historical stock price volatility.

** The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

*** The risk free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected life of the option.

**** The expected dividend yield reflects that the Company has no intention to pay dividends in the foreseeable future.

At December 31, 2010 the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

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

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights.  The plan was amended and restated in 2010 to, among other things, extend the term under which awards may be granted under the plan until March 17, 2020, eliminate a 10 million share ceiling on the aggregate number of shares of common stock that may be issued under the plan, and to include certain qualifying performance criteria and annual award limits so that awards granted under the plan qualify as "performance-based compensation" under the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

On January 1 of each year, beginning on January 1, 2001, the number of shares available for grant will automatically increase by the lesser of:  (i) 1,700,000 shares; (ii) 5% of the fully diluted outstanding shares of stock on that date; or (iii) a lesser amount as may be determined by the Board of Directors.  The Board of Directors determined not to increase the number of shares available under the plan on January 1, 2010 and 2009, respectively.  Incentive stock options and nonstatutory stock options are granted at 100% of the fair market value of the Company's common stock on the date of grant.  The plan also allows for the grant of restricted stock, stock units and stock appreciation rights.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years.

The following information relates to stock option activity for the year ended December 31, 2010:

	Year Ended December 31, 2010
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinstc Value
Outstanding at December 31, 2009	972,666	$6.98
Granted	192,000	8.14
Exercised	(199,810)	4.45
Forfeited	(44,816)	17.43
Outstanding at December 31, 2010	920,040	$7.27	5.6 Years	$7,830,601
Vested and expected to vest at December 31, 2010	920,040	$7.27	5.6 Years	$7,830,601
Exercisable at December 31, 2010	705,068	$7.03	4.4 Years	$6,192,133

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2010 and 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010 and 2009.  This amount changes based on the fair market value of the Company's common stock. The total intrinsic value of options exercised for the years ended December 31, 2010 and 2009 were $2.2 million and $18,420, respectively.

The dividend rate was 0% for the year ended December 31, 2010 and 2009.

Cash received from option exercises during the year ended December 31, 2010 and 2009 was approximately $889,000 and $41,000, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Information relating to stock options outstanding at December 31, 2010 is as follows:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding As of 12/31/10	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 12/31/10	Weighted Average Exercise Price
$2.00 - $4.50	201,460	4.18	$4.38	198,792	$4.38
$4.55 - $4.80	155,280	3.83	$4.70	155,280	$4.70
$5.95 - $7.80	144,750	3.98	$7.56	133,746	$7.69
$7.95 - $7.95	157,000	9.56	$7.95	-	$-
$8.25 - $10.10	196,000	6.77	$9.71	153,700	$9.87
$10.30 - $31.90	65,550	4.67	$12.66	63,550	$12.74
	920,040	5.59	$7.27	705,068	$7.03

Options exercisable as of December 31, 2010 and 2009 were 705,068 and 927,520 at an average exercise price of $7.03 and $7.00 per share, respectively.

Employee Stock Purchase Plan

In November 2000, the Company adopted its 2000 Employee Stock Purchase Plan (the "Plan").  The Company reserved 1,500,000 shares of common stock for issuance under the Plan.  On the first day of January each year beginning January 1, 2001, additional shares of common stock are reserved for issuance under the Plan as determined by the Board of Directors.  The plan limits the annual increase to the lesser of 1% of the Company's issued and outstanding common stock or 1,000,000 shares.  The Plan provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower.  The Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  However, the Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974.  The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 104,398 and 79,145 shares were issued under the Plan in 2010 and 2009, respectively.

The following information relates to the Plan:

	2010	2009
Weighted average fair value per share of shares purchased	$3.82	$0.87
Total compensation expense for ESPP	$168,123	$92,504
Total amount of cash received from the purchase of stock through ESPP	$398,329	$290,859
Total intrinsic value of ESPP stock purchased as December 31st	$1,238,203	$184,013

There were 59,650 shares available for future issuance under the Employee Stock Purchase Plan as of December 31, 2010.

The following table summarizes employee stock-based compensation expense resulting from stock options and the employee stock purchase plan (in thousands):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2010	2009
Included in cost of revenue	$85	$48
Included in operating expense:
Research and development	32	22
Sales and marketing	38	11
General and administrative	101	31
Total	171	64
Total stock-based compensation expense	$256	$112

4.  Net Income per Share

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

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009
Numerator:
Net income attributable to common stockholders	$6,012	$1,433

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	8,580	8,405
Diluted	8,759	8,456

Net income per share attributable to common stockholders:
Basic	$0.70	$0.17
Diluted	$0.69	$0.17

The following outstanding options were excluded from the computation of diluted net income per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2010	2009

Options to purchase common stock and shares	256	51

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

5.  Balance Sheet Components (in thousands)

	December 31,
	2010	2009
Cash and cash equivalents:
Cash	$2,846	$4,274
Money market instruments and funds	5,194	4,251
	$8,040	$8,525
Accounts receivable, net:
Accounts receivable	$7,345	$5,073
Less: Allowance for doubtful accounts and sales returns	(121)	(121)
	$7,224	$4,952
Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$121	$121
Utilized	-	-
Balance at end of year	$121	$121

Inventories:
Finished goods	$2,211	$1,595
Work-in-process	2,713	1,721
Raw materials	2,515	1,668
	$7,439	$4,984
Accrued expenses:
Compensation costs	$3,334	$2,135
Professional fees	35	123
Outside commission	309	197
Royalties	32	40
ESPP	102	91
Deferred rent	(2)	34
Warranty	20	45
Operating related (Taiwan and China)	416	200
Income tax	188	(29)
Dividend payable	-	849
Others	199	137
	$4,633	$3,822
Other long-term liabilities:
Accrued pension liability (Taiwan)	$528	$463
Other liabilities	18	45
	$546	$508
Accumulated other comprehensive income:
Cumulative translation adjustments	$2,060	$562
Unrealized gain on short-term investments	12	-
	$2,072	$562

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

6. Property and Equipment, Net

	December 31,
(in thousands)	2010	2009
Machinery and equipment	$13,022	$9,574
Furniture and fixtures	585	524
Leasehold improvements	1,213	1,000
Building and equipment prepayments	1,366	1,240
	$16,186	$12,338
Less: Accumulated depreciation	(8,663)	(7,904)
Total property and equipment, net	$7,523	$4,434

 7. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Income subject to domestic income taxes only	$3,054	$743
Income subject to foreign income taxes only	3,514	774
Total	$6,568	$1,517

The components of income tax provisions by jurisdiction are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Federal	$39	$16
State	192	67
Foreign	325	-
	$556	$83

 The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements
	Years Ended December 31,
	2010	2009
Statutory federal income tax rate	(34.0)%	(34.0)%
State income tax	(5.9)	(5.9)
Stock compensation	0.7	(2.9)
Net operating loss carryforward	19.0	38.6
Minimum tax	(4.3)	(4.0)
Foreign tax differential	13.0	4.6
Research and development credits	0.2	0.5
Manufacturers investment credits	3.5	1.6
Valuation allowance	(3.8)	(0.5)
Other taxes	3.1	(3.5)
Effective tax rate	(8.5)%	(5.5)%

Deferred tax assets consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$12,175	$13,394
Credit carryforwards	2,021	2,251
Depreciation and amortization	(2)	4
Stock compensation	322	370
Accruals and allowances	733	706
	15,249	16,725
Less: valuation allowances	(15,249)	(16,725)
Net deferred tax assets	$-	$-

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $32.3 million for federal and $20.4 million for state tax purposes.  If not utilized, these carryforwards will begin to expire in 2023 for federal and in 2016 for state purposes.

As of December 31, 2010, the Company has research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively.  If not utilized, the federal carryforward will expire in various amounts beginning in 2019.  The California tax credit can be carried forward indefinitely.

Based upon the weight of available evidence, which includes the Company's historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against net deferred tax asset.

Management has analyzed Internal Revenue Code Section 382 and has concluded no 50% change in ownership has occurred which would cause a net operating loss or tax credit carryforward limitation.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

For U.S. tax purposes, China and Taiwan are considered "regarded" entities (i.e. controlled foreign corporations or CFC's).  As of the date hereof, management intends to reinvest China and Taiwan's combined earnings of $1.8 million so no deferred tax effect is computed in accordance with ABP 23.

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

The Company performs periodic credit evaluations of its customers' financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

At December 31, 2010, one customer accounted for 23.6% of the Company's accounts receivable.  At December 31, 2009, three customers accounted for 16.0%, 15.6% and 11.7% of the Company's accounts receivable, respectively.

Two customers accounted for 16.1% and 14.6% of revenues in the year ended December 31, 2010, respectively.  Two customers accounted for 15.1% and 14.9% of revenues in the year ended December 31, 2009, respectively.  Certain components used in manufacturing the Company's products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components cannot be accomplished quickly.

9.  Geographic Segment Information

The Company operates in a single industry segment.  This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company's revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2010	2009
Revenue
North America	$20,416	$14,721
Europe	11,624	7,085
Asia	13,366	8,028
Total	$45,406	$29,834

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2010	2009
Revenues
Connectivity Products	$31,362	$18,658
Optical Passive Products	14,044	11,176
Total	$45,406	$29,834

	December 31,
	2010	2009
Property and Equipment, net
United States	$79	$93
Taiwan	3,589	2,321
China	3,855	2,020
Total	$7,523	$4,434

10.  Commitments and Contingencies

Litigation:  From time to time, the Company may be involved in litigation in the normal course of business.  As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements:  The Company had no off-balance sheet arrangements as of December 31, 2010 and 2009, respectively.

Indemnification and Product Warranty:  The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights.  In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements.  As of December 31, 2010, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations.  However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time.  If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues.  The Company accrued $0.02 million and $0.05 million warranty reserves as of December 31, 2010 and 2009, respectively.

Operating Leases:  The Company leases certain office space under long-term operating leases expiring at various dates through 2016.  Total rent expense under these operating leases was approximately $0.7 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.

Total future minimum lease payments under operating leases as of December 31, 2010 are summarized below (in thousands):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Years ending December 31,
2011	$556
2012	637
2013	375
2014	331
2015 and after	229
Total	$2,128

11.  Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years.   In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%.  Both loans are secured by the Company's building in Taiwan.  The net book value of the building was $0.5 million as of December 31, 2010.

In April 2005, the Company entered into a five-year equipment loan of $0.2 million in Taiwan with an interest rate of 2.9% for the first year and 3.7% for the following years which has paid off in April 2010.  In September 2007, the Company entered into a three-year equipment loan of $0.04 million with an interest rate of 3.68% which has paid off in September 2010.  In September 2007, the Company also entered a five-year equipment loan of $0.1 million with an interest rate of 3.68%.

Payments due under bank loans as of December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$110
2012	103
2013	82
2014	53
Total payment	348
Less: Amounts representing interest	(13)

Present value of net remaining payments	335
Less: current portion	(104)

Long-term portion	$231

12.  Related Party Transactions

As of March 5, 2010, based on information filed with the SEC, Foxconn Holding Limited was a holder of 18.2% of the Company's common stock.  In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited.  These transactions were made at prices and terms consistent with those of unrelated third parties.  Sales of products to Hon Hai Precision Industry Company Limited were four thousand dollars and $0.01 million in the years ended December 31, 2010 and 2009, respectively.  Purchases of raw materials from Hon Hai Precision Company Limited were $2.3 million and $2.0 million in the years ended December 31, 2010 and 2009 respectively.  Amounts due from Hon Hai Precision Company Limited were four thousand dollars and $0 at December 31, 2010 and 2009, respectively.  Amounts due to Hon Hai Precision Company Limited were $0.5 million and $0.7 million at December 31, 2010 and 2009, respectively.

13. Fair Value of Financial instruments

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

o	Level 1 - Inputs are based upon quoted prices in active markets for identical assets or liabilities.

o
Level 2 - Are based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

o	Level 3 - Inputs are generally unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures the following financial assets at fair value on a recurring basis.  The fair value of these financial assets at December 31, 2010 (in thousands) was as follows:

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$5,194	$5,194	$-	$-
Short-term investments:
Time deposits	21,578	21,578	-	-
Corporate bonds	12,748	-	12,748	-
Commerical paper	2,994	-	2,994	-
Total	$42,514	$26,772	$15,742	$-

The fair value of these financial assets at December 31, 2009 (in thousands) was as follows:

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$4,251	$4,251	$-	$-
Marketable Securities
Time deposits	11,519	11,519	-	-
Corporate bonds	6,127	6,127	-	-
Auction rate securities	14,322	-		14,322
Auction rate securities - Rights	1,778	-	-	1,778
Total	$37,997	$21,897	$-	$16,100

As of December 31, 2010, the Company held investments in corporate bonds, commercial paper, certificates of deposit, and money market securities. The Company's cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase and these investment instruments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.  The Company's short-term investments are comprised of corporate bonds, certificates of deposit and commercial paper with original maturities of 91 days or more from the date of purchase.  These investment instruments are classified within Level 2 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

As of December 31, 2010, the Company held no investments in auction rate security ("ARS").  Since February 2008, all ARS investments in the Company's portfolio had experienced failed auctions. The Company's ARS investments have been classified within Level 3 as their valuation required substantial judgment and estimation of factors that were not currently observable in the market due to the lack of trading.   The Company estimated the fair value of its ARS based on estimates contained in broker statements that were compiled utilizing Level 3 inputs including, but not limited to factors such as tax status, credit quality, duration, insurance wraps and the portfolio composition of The Federal Family Education Loan Program loans.

In November 2008, the Company accepted an offer from UBS, the Company's investment advisor, granting the Company the right to require UBS to purchase the Company's ARS at their par value of $16.3 million anytime during the two-year period beginning June 30, 2010 ("Right").  As of December 31, 2010, UBS had exercised the Rights for the settlement of $15.9 million in total and the full cash value of the Company's ARS was redeemed at par value.  As of December 31, 2010, issuers completed calls of the ARS at par and the Company received settlement of $0.4 million in total.

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

The following table provides a reconciliation of the beginning and ending balance for the assets measured at fair value using significant unobservable inputs (level 3) (in thousands):

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Significant Unobservable Inputs (Level 3)

Fair value December 31, 2009	$16,100
Gain on short-term investments	1,203
Loss on other assets	(1,203)
Sales of short-term investments	(16,100)
Fair value December 31, 2010	$-

14. Subsequent Event - Restatement of Rights Agreement

On March 10, 2011 (the "Restatement Date"), the Company and American Stock Transfer & Trust Company, LLC, a New York banking corporation acting as rights agent (the "Rights Agent"), entered into an Amended and Restated Rights Agreement (the "Restated Agreement").  The Restated Agreement amends and restates an original Rights Agreement dated as of May 29, 2001 (the "Original Agreement"), to among other things: (i) amend and otherwise adjust the "Rights" issued pursuant to the Original Agreement such that a single Right (i.e., the right to purchase one one-thousandth of a share of the Company's Series A Participating Preferred Stock, par value $0.001 per share (the "Preferred Stock") at a price of $80.00 per one one-thousandth of a share (the "Purchase Price")) is, as of the Restatement Date, associated with each share of the Company's Common Stock and (ii) extend the final expiration date for the Rights by ten (10) years to May 29, 2021.

Rights were initially distributed under the Original Agreement to holders of the Common Stock at a rate of one Right for each share of Common Stock.  Since the occurrence of a one-for-five split of the Common Stock at the close of business on August 27, 2010, five Rights had been associated with each outstanding share of Common Stock.  The Restated Agreement restores the initial one Right per share of Common Stock ratio of the Original Agreement, but is subject to adjustment following the Restatement Date as provided in the Restated Agreement.

Rights continue to be attached to all outstanding shares of Common Stock, and no separate Rights certificates have been distributed.  Rights will separate from the Common Stock and a "Distribution Date" will occur upon the earliest of the following: (i) a public announcement that a person, entity or group of affiliated or associated persons and/or entities (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of the outstanding shares of Common Stock (other than (A) as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, (B) the Company, any subsidiary of the Company or any employee benefit plan of the Company or any subsidiary, (C) Foxconn Holding Limited (which owned in excess of fifteen percent (15%) of the outstanding shares of Common Stock when the Original Agreement was implemented), so long as such entity, together with its affiliated or associated persons and/or entities, does not increase its beneficial ownership by more than one percent (1%) of the outstanding shares of Common Stock above the percentage held in May 2001 (or such lesser percentage as may result following any transfer of securities after such date until Foxconn beneficially owns less than fifteen percent (15%) of the outstanding shares of Common Stock)) and (D) certain other instances set forth in the Restated Agreement); or (ii) ten (10) business days (unless such date is extended by the Board of Directors) following the commencement of a tender offer or exchange offer which would result in any person, entity or group of affiliated or associated persons and/or entities becoming an Acquiring Person (unless such tender offer or exchange offer is a Permitted Offer (defined below)).

Until the Distribution Date (or earlier redemption or expiration of the Rights, if applicable), (i) the Rights will be evidenced (x) with respect to any uncertificated shares of Common Stock, by the registration of the shares of Common Stock in the Company's share register in the names of the holders thereof, and (y) with respect to any certificates for Common Stock, by such Common Stock certificates, and (ii) the surrender for transfer of any certificates for outstanding Common Stock will also constitute the transfer of the Rights associated with such Common Stock, and the registration of transfer of ownership of any uncertificated shares of Common Stock will also constitute the transfer of the Rights associated with such shares of Common Stock.  As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date, and the separate Rights Certificates alone will evidence the Rights.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

The Rights are not exercisable until the Distribution Date.  The Rights will expire on the earliest of (i) May 29, 2021, (ii) consummation of a merger transaction with a person, entity or group who (x) acquired Common Stock pursuant to a Permitted Offer and (y) is offering in the merger the same price per share and form of consideration paid in the Permitted Offer or (iii) redemption or exchange of the Rights by the Company as described below.

The number of Rights associated with each share of Common Stock shall be proportionately adjusted, from and after the Restatement Date, to prevent dilution in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Stock.  The Purchase Price payable, and the number of one one-thousandths of a share of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time, from and after the Restatement Date, to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights, options or warrants to subscribe for Preferred Stock, certain convertible securities or securities having the same or more favorable rights, privileges and preferences as the Preferred Stock at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends out of earnings or retained earnings) or of subscription rights, options or warrants (other than those referred to above).  With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments require an adjustment of at least one percent (1%) in such Purchase Price.

In the event that, after the first date of public announcement by the Company or an Acquiring Person that an Acquiring Person has become such, the Company is involved in a merger or other business combination transaction (whether or not the Company is the surviving corporation) or fifty percent (50%) or more of the Company's assets or earning power are sold (in one transaction or a series of transactions), proper provision shall be made so that each holder of a Right (other than an Acquiring Person) shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of shares of common stock of either the Company, in the event that it is the surviving corporation of a merger or consolidation, or the acquiring company (or, in the event there is more than one acquiring company, the acquiring company receiving the greatest portion of the assets or earning power transferred) which at the time of such transaction would have a market value of two (2) times the Purchase Price (such right being called the "Merger Right").  In the event that a person, entity or group becomes the beneficial owner of fifteen percent (15%) or more of the outstanding shares of Common Stock (unless pursuant to a tender offer or exchange offer for all outstanding shares of Common Stock at a price and on terms determined prior to the date of the first acceptance of payment for any of such shares by at least a majority of the members of the Board of Directors who are not officers of the Company and are not Acquiring Persons (or affiliated or associated persons and/or entities thereof) to be fair to and in the best interests of the Company and its stockholders (a "Permitted Offer")), then proper provision shall be made so that each holder of a Right will, for a sixty (60) day period (subject to extension under certain circumstances) thereafter, have the right to receive upon exercise that number of shares of Common Stock (or, at the election of the Company, which election may be obligatory if sufficient authorized shares of Common Stock are not available, a combination of Common Stock, property, other securities (e.g., Preferred Stock) and/or cash (including by way of a reduction in the Purchase Price)) having a market value of two (2) times the Purchase Price (such right being called the "Subscription Right").  The holder of a Right will continue to have the Merger Right whether or not such holder exercises the Subscription Right.  Notwithstanding the foregoing, upon the occurrence of any of the events giving rise to the exercisability of the Merger Right or the Subscription Right, any Rights that are or were at any time after the Distribution Date owned by an Acquiring Person (or affiliated or associated persons and/or entities thereof) shall immediately become null and void.

At any time prior to the earlier to occur of (i) a person, entity or group becoming an Acquiring Person or (ii) the expiration of the Rights, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"), which redemption shall be effective upon the action of the Board of Directors.  Additionally, the Company may, following a person, entity or group becoming an Acquiring Person, redeem the then outstanding Rights in whole, but not in part, at the Redemption Price (i) if such redemption is incidental to a merger or other business combination transaction or series of transactions involving the Company but not involving an Acquiring Person (or certain related persons and/or entities) or (ii) following an event giving rise to, and the expiration of the exercise period for, the Subscription Right if and for as long as the Acquiring Person triggering the Subscription Right beneficially owns securities representing less than fifteen percent (15%) of the outstanding shares of Common Stock and at the time of redemption there are no other Acquiring Persons.  The redemption of Rights described in the preceding sentence shall be effective only as of such time when the Subscription Right is not exercisable, and in any event, only after ten (10) business days' prior notice.  Upon the effective date of the redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Subject to applicable law, the Board of Directors, at its option, may at any time after a person, group or entity becomes an Acquiring Person (but not after the acquisition by such Acquiring Person of fifty percent (50%) or more of the outstanding shares of Common Stock), exchange all or part of the then outstanding and exercisable Rights (except for Rights which have become void) for shares of Common Stock at a rate of one share of Common Stock per Right (subject to adjustment) or, alternatively, for substitute consideration consisting of cash, securities of the Company or other assets (or any combination thereof).

The Preferred Stock purchasable upon exercise of the Rights will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock).  Each share of Preferred Stock will have a preferential quarterly dividend in an amount equal to 1,000 times the dividend declared on each share of Common Stock, but in no event less than $25.00.  In the event of liquidation, the holders of shares of Preferred Stock will receive a preferred liquidation payment equal, per share, to the greater of $1,000.00 or 1,000 times the payment made per share of Common Stock.  Each share of Preferred Stock will have 1,000 votes, voting together with the shares of Common Stock.  In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount and type of consideration received per share of Common Stock.  The rights of the Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary antidilution provisions.  Fractional shares of Preferred Stock will be issuable; however, the Company may elect to (i) distribute depositary receipts in lieu of such fractional shares and (ii) make an adjustment in cash, in lieu of fractional shares other than fractions that are multiples of one one-thousandth of a share, based on the market price of the Preferred Stock prior to the date of exercise.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.  While the distribution of the Rights should not be taxable to stockholders or to the Company, holders of Rights may, depending upon the circumstances, recognize taxable income in the event (i) that the Rights become exercisable for (x) Common Stock or Preferred Stock (or other consideration) or (y) common stock of an acquiring company in the instance of the Merger Right as set forth above or (ii) of any redemption or exchange of the Rights as set forth above.

The Company and the Rights Agent retain broad authority to amend the Restated Agreement; however, following any Distribution Date any amendment may not adversely affect the interests of holders of Rights.

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

There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Based on the evaluation as of the end of the fiscal year 2010, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2011 Annual Meeting of Stockholders to be held on April 28, 2011 (the "Proxy Statement").  Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption "Executive Officers of the Registrant."

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions "Election of Directors - 2010 Director Compensation," and "Executive Compensation," contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the Company's equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	920,040(1)	$ 7.27	723,115(2)
Equity compensation plans not approved by security holders	-	-	-
Total	920,040	$ 7.27	723,115

(1) Includes shares to be issued upon exercise of outstanding options granted under the 1997 Stock Plan and the 2000 Stock Incentive Plan.  Options to purchase shares of the Company's Common Stock are no longer granted under the 1997 Stock Plan.

(2) Includes:

 (i) 663,465 shares reserved for issuance under the Company's 2000 Stock Incentive Plan.  The number of shares reserved for issuance under the Company's 2000 Stock Incentive Plan will be increased on the first day of the Company's fiscal year by the lesser of 1,700,000 shares, 5% of the fully diluted outstanding shares of the Company's common stock on that date or a lesser amount determined by the Company's Board of Directors.  There was no increase on January 1, 2010 because the Board determined there were enough shares available for issuance in 2010 pursuant to the Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

(ii) 59,650 shares reserved for issuance under the Company's ESPP.  The number of shares reserved for issuance under the ESPP increases on the first day of the Company's fiscal year through 2010 by an amount as may be determined by the Board of Directors, or, if less, the lesser of 1,000,000 shares or 1.0% of the outstanding common stock on that date.  The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company's common stock.  The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained under the caption "Election of Directors - Certain Relationships and Related Party Transactions", and "Election of Directors - Board Structure,  Independence, Meetings and Committees" contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference from the information set forth under the caption "Ratification of Independent Registered Public Accountant - Principal Accountant Fees and Services" and " - Pre-Approval Policies and Procedures" in the Proxy Statement.

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

Date: March 18, 2011
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

Name	Title	Date
/s/ Peter C. Chang Peter C. Chang	President, Chief Executive Officer (Principal Executive Officer) and Chairmam	March 18, 2011
/s/ Anita K. Ho Anita K. Ho	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2011
/s/ Richard Black Richard Black	Director	March 18, 2011
/s/ Gwong-Yih Lee Gwong-Yih Lee	Director	March 18, 2011
/s/ Ray Sun Ray Sun	Director	March 18, 2011
/s/ James C. Yeh James C. Yeh	Director	March 18, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i).1	Integrated copy of the Amended and Restated Certificate of Incorporation of the Company.
3(i).2	Reserved.
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
4.3
Amended and Restated Rights Agreement dated as of March 10, 2011 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A (File No. 000-31857)).

10.1#	1997 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).
10.2#
Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

10.3#
Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.4#
Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.5#
Alliance Fiber Optic Products, Inc. 1997 Stock Plan Stock Option Agreement dated May 2, 2000 between Peter C. Chang and the Company (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 333-45482)).

10.6
Lease Agreement dated April 5, 2004 by and between Moffett Office Park Investors LLC and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.13 to Company's Quarterly Report on Form 10-QSB for period ended June 30, 2004).

10.7#
Form of Stock Option Agreement under the Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.8
Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
23.1 23.2	Consent of Marcum LLP., Independent Registered Public Accounting Firm. Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 53 of this Form 10-K)
31.1	Rule 13a - 14(a) certification of Chief Executive Officer.
31.2	Rule 13a - 14(a) certification of Acting Chief Financial Officer.
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss 1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss 1350).
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