Form 10-Q
period 2011-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2011-05-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On April 29, 2011, 8,835,786 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,460	$8,040
Short-term investments	36,681	37,320
Accounts receivable, net	6,514	7,224
Inventories, net	7,977	7,439
Prepaid expense and other current assets	684	733
Total current assets	60,316	60,756

Property and equipment, net	7,753	7,523
Other assets	177	170
Total assets	$68,246	$68,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,785	$4,931
Accrued expenses	3,230	4,633
Current portion of bank loan	104	104
Total current liabilities	8,119	9,668

Other long-term liabilities
Bank loan	204	231
Other long-term liabilities	557	546
Total long term liabilities	761	777
Total liabilities	8,880	10,445

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value: 80,000,000 shares authorized;
8,835,786 and 8,793,636 shares issued and outstanding at
March 31, 2011 and December 31, 2010.	9	9
Additional paid-in-capital	114,025	113,707
Accumulated deficit	(56,763)	(57,784)
Accumulated other comprehensive income	2,095	2,072
Stockholders' equity	59,366	58,004
Total liabilities and stockholders' equity	$68,246	$68,449

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues	$9,450	$8,406
Cost of revenues	6,415	5,711
Gross profit	3,035	2,695
Operating expenses:
Research and development	718	709
Sales and marketing	550	561
General and administrative	1,028	933
Total operating expenses	2,296	2,203
Income from operations	739	492
Interest and other income, net	129	150
Net income before tax	868	642
Income tax	(153)	1
Net income	$1,021	$641
Net income per share:
Basic	$0.12	$0.08
Diluted	$0.11	$0.07
Shares used in computing net income per share:
Basic	8,823	8,493
Diluted	9,258	8,648

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,021	$641
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation	353	248
Amortization of stock-based compensation	82	33
Provision for inventory valuation	(105)	(102)
Changes in assets and liabilities:
Accounts receivable	710	(478)
Inventories	(433)	(775)
Prepaid expenses and other current assets	49	(100)
Other assets	(7)	106
Accounts payable	(147)	910
Accrued expenses	(1,403)	(1,122)
Other long-term liabilities	11	19
Net cash provided by (used in) operating activities	131	(620)

Cash flows from investing activities:
Purchase of short-term investments	(1,772)	(2,583)
Proceeds from sales and maturities of short-term investments	2,400	2,155
Purchase of property and equipment	(552)	(576)
Net cash provided by (used in) investing activities	76	(1,004)

Cash flows from financing activities:
Proceeds from the exercise of stock options	236	62
Payment of bank loans	(28)	(36)
Net cash provided by financing activities	208	26

Effect of exchange rate changes on cash and cash equivalents	5	84
Net increase (decrease) in cash and cash equivalents	420	(1,514)
Cash and cash equivalents at beginning of period	8,040	8,525
Cash and cash equivalents at end of period	$8,460	$7,011

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2)	$(3)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 18, 2011. The unaudited condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The December 31, 2010 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by U.S. GAAP.

There have been no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2011 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, corporate bonds, certificates of deposit, and commercial papers.

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 77.2% and 66.9% of our revenues for the quarters ended March 31, 2011 and 2010, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 22.8% and 33.1% of our revenues for the quarters ended March 31, 2011 and 2010, respectively.

In the quarters ended March 31, 2011 and 2010, our top 10 customers comprised 60.9% and 67.8% of our revenues, respectively. For the three months ended March 31, 2011, one customer accounted for 16.7% of our total revenues. Amounts due from this customer was $1.4 million at March 31, 2011. For the three months ended March 31, 2010, three customers accounted for 14.3%, 11.9% and 10.1% of our total revenues. Amounts due from these customers were $1.4 million $0.6 million, and $0.6 million at March 31, 2010, respectively.

2. Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosure about Fair Value Measurements. This ASU will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs, and valuation techniques. The guidance in the ASU is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2010. The Company does not anticipate the adoption of the new guidance will have a material effect on the Company’s consolidated financial statements or results of operations.

3. Stock-based Compensation

The Accounting Standards Council (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the ESPP prior to June 30, 2010 was determined using the Binomial Lattice Model. The Company adopted the Black-Scholes valuation model for stock options granted and stock purchased pursuant to the ESPP after June 30, 2010. The Company believes that the newly adopted model is more appropriate in determining fair value of its stock-based compensation and does not differ materially from the previous valuation model used.

As of March 31, 2011, there were $0.6 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the Company’s option plans. The compensation cost is expected to be realized over four years.

At March 31, 2011 the Company had two stock-based compensation plans. They are: (a) 1997 Stock Option Plan and (b) 2000 Stock Incentive Plan, which are described below.

(a) 1997 Stock Option Plan

In May 1997, the Company adopted its 1997 Stock Plan under which 3,000,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. During the year ended December 31, 2000, an additional 5,200,000 shares were reserved for issuance under the 1997 Stock Plan. Incentive stock options are granted at a price not less than 100% of the fair market value of the Company’s common stock and at a price of not less than 110% of the fair market value for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of grant. Nonstatutory stock options are granted at a price not less than 85% of the fair market value of the common stock and at a price not less than 110% of the fair market value for grants to a person who owned more than 10% of the voting power of all classes of stock on the date of the grant. Options granted under the 1997 Stock Plan generally vest over four years and are exercisable for not more than ten years (five years for grants to any person who owned more than 10% of the voting power of all classes of stock on the date of the grant). In November 2000, the 1997 Stock Plan was replaced by the 2000 Stock Incentive Plan. Options granted under the 1997 Stock Plan remained outstanding as of March 31, 2010.

(b) 2000 Stock Incentive Plan

In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 1,500,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. The plan was amended and restated in 2010 to, among other things, extend the term under which awards may be granted under the plan until March 17, 2020, eliminate a 10 million share ceiling on the aggregate number of shares of common stock that may be issued under the plan, and to include certain qualifying performance criteria and annual award limits so that awards granted under the plan qualify as “performance-based compensation" under the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the three months ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2010	920,040	$7.27
Granted	-	-
Exercised	(42,160)	5.59
Forfeited	(7,600)	25.87
Outstanding at March 31, 2011	870,280	$7.19	5.52 Years	$3,474,131
Vested and expected to vest at March 31, 2011	870,280	$7.19	5.52 Years	$3,474,131
Exercisable at March 31, 2011	662,458	$6.92	4.32 Years	$2,827,190

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $0.2 million and $0.04 million, respectively.

There were no options granted during the quarters ended March 31, 2011 or 2010, respectively.

Expected dividend rate is 0% for both three month periods ended March 31, 2011 and 2010, respectively.

Cash received from option exercises during the three months ended March 31, 2011 and 2010 were $236,000 and $62,000, respectively. Such amounts are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

The following table summarizes employee stock-based compensation expense resulting from stock options and the Company’s employee stock purchase plan (in thousands):

	Three Months Ended Mar. 31,
	2011	2010
Included in cost of revenue	$23	$12
Included in operating expenses:
Research and development	8	5
Sales and marketing	15	4
General and administrative	37	12
Total	60	21
Total stock-based compensation expense	$83	$33

4. Inventories, net (in thousands)

	March 31,	December 31,
	2011	2010
Inventories
Finished goods	$2,392	$2,211
Work-in-process	3,100	2,713
Raw materials	2,485	2,515
	$7,977	$7,439

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$1,021	$641
Denominator:
Shares used in computing net income per share:
Basic	8,823	8,493
Diluted	9,258	8,648
Net income per share:
Basic	$0.12	$0.08
Diluted	$0.11	$0.07

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	-	155

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$1,021	$641
Cumulative translation adjustments	34	113
Unrealized loss on investments	(11)	(6)
Total comprehensive income	$1,044	$748

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. It is the Company's accounting policy to record income tax interest and penalties in the income tax provision. The Company did not have any material unrecognized tax benefits or uncertain tax positions at March 31, 2011.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements. As of March 31, 2011, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million warranty reserves as of March 31, 2011 and 2010, respectively.

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2016.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2011 (remaining nine months of the year)	$420
2012	637
2013	379
2014	335
2015 and after	230
Total	$2,001

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

Payments due under bank loans as of March 31, 2011 are as follows (in thousands):

Years ending December 31,
2011	82
2012	103
2013	82
2014	53
Total payment	320
Less: Amounts representing interest	(12)
Present value of net remaining payments	308
Less: current portion	(104)
Long-term portion	$204

10. Related Party Transactions

As of March 31, 2011, based on information filed with the SEC, Foxconn Holding Limited was a holder of 18.1% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $6,500 and $0 in the quarters ended March 31, 2011 and 2010, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $0.3 million and $0.6 million in the quarters ended March 31, 2011 and 2010, respectively. Amounts due from Hon Hai Precision Company Limited were $6,500 and $0 at March 31, 2011 and 2010, respectively. Amounts due to Hon Hai Precision Company Limited were $0.3 million and $0.7 million at March 31, 2011 and 2010, respectively.

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

In February 2008, FASB ASC 820 was issued. This FASB Staff Position provides a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of ASC 820 with respect to financial assets and liabilities only.

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
  Level 1 – Inputs are based upon quoted prices in active markets for identical assets or liabilities.

  Level 2 – Are based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  Level 3 – Inputs are generally unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at March 31, 2011 (in thousands) was as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$7,231	$7,231	$-	$-
Marketable Securities:
Time deposits	23,467	23,467	-	-
Commercial paper	2,998	-	2,998	-
Corporate bonds	10,216	-	10,216	-
Total	$43,912	$30,697	$13,214	$-

As of March 31, 2011, the Company held investments in corporate bonds, commercial paper, certificates of deposit, and money market securities. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments are comprised of corporate bonds, commercial paper and certificates of deposit with original maturities of 91 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues
North America	$5,082	$4,235
Europe	1,457	1,894
Asia	2,911	2,277
	$9,450	$8,406

	Three Months Ended March 31,
	2011	2010
Revenues
Connectivity Products	$7,294	$5,621
Optical Passive Products	2,156	2,785
	$9,450	$8,406

	March 31,	December 31,
	2011	2010
Property and Equipment
United States	$76	$79
Taiwan	3,548	3,589
China	4,129	3,855
	$7,753	$7,523

13. Subsequent Event

On April 29, 2011, the stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to reduce the number of shares of Common Stock the Company is authorized to issue to 20,000,000.

We evaluated subsequent events through the time of the filing of this report on Form 10-Q. We are not aware of any significant events, other than those disclosed above, that occurred subsequent to the balance sheet date prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of our cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to remain listed on the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We started selling our optical passive products in July 2000. Since their introduction, sales of optical passive products have fluctuated with the overall market for these products.

Our connectivity products contributed revenues of $7.3 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively. Our optical passive products contributed revenues of $2.1 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively. Our connectivity products contributed 77.2% and 66.9% of our revenues for the three months ended March 31, 2011 and 2010, respectively. Our optical passive products contributed 22.8% and 33.1% of our revenues for the three months ended March 31, 2011 and 2010, respectively.

In the three months ended March 31, 2011 and 2010, our top 10 customers comprised 60.9% and 67.8% of our revenues, respectively. For the three months ended March 31, 2011, one customer accounted for 16.7% of our total revenues. For the three months ended March 31, 2010, three customers accounted for 14.3%, 11.9% and 10.1% of our total revenues, respectively. We market and sell our products predominantly through our direct sales force.

Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:
  changes in manufacturing volume;

  costs incurred in establishing additional manufacturing lines and facilities;

  inventory write-downs and impairment charges related to manufacturing assets;

  mix of products sold;

  changes in our pricing and pricing from our competitors;

  mix of sales channels through which our products are sold; and

  mix of domestic and international sales.
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

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting services.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Mar. 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	67.9	67.9
Gross profit	32.1	32.1
Operating expenses:
Research and development	7.6	8.4
Sales and marketing	5.8	6.7
General and administrative	10.9	11.1
Total operating expenses	24.3	26.2

Income from operations	7.8	5.9
Interest and other income, net	1.4	1.7
Net income before tax	9.2%	7.6%
Income tax	(1.6)	-
Net income	10.8%	7.6%

Revenues. Revenues were $9.5 million and $8.4 million for the three months ended March 31, 2011 and 2010, respectively. Revenues increased 12.4% in the quarter ended March 31, 2011 from the same period in 2010, primarily due to increased volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $6.4 million and $5.7 million for the three months ended March 31, 2011 and 2010, respectively. Cost of revenues as a percentage of revenues was 67.9% in the three months ended March 31, 2011 and 2010, respectively. The higher cost of revenues was due to higher sales volume.

Gross Profit. Gross profit increased in dollars to $3.0 million, or 32.1% of revenues, for the three months ended March 31, 2011 from $2.7 million, or 32.1% of revenues, for the same period in 2010. The higher gross profit was due to higher sales volume. We expect our gross profit as a percentage of revenues to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. We believe this improved absorption will offset the negative impact of labor rate increases in China and modest declines in average selling price year over year.

Research and Development Expenses. Research and development expenses remained at $0.7 million for the three months ended March 31, 2011 and for the same period in 2010. As a percentage of revenues, research and development expenses decreased to 7.6% in the three months ended March 31, 2011 from 8.4% for the same period in 2010. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended March 31, 2011 and for the same period in 2010. As a percentage of revenues, sales and marketing expenses decreased to 5.8% in the three months ended March 31, 2011 from 6.7% in the three months ended March 31, 2010. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade- show activities.

General and Administrative Expenses. General and administrative expenses increased to $1.0 million for the three months ended March 31, 2011 from $0.9 million for the same period in 2010. As a percentage of revenues, general and administrative expenses decreased to 10.9% in the three months ended March 31, 2011 from 11.1% in the three months ended march 31, 2010. We expect general and administrative expenses will remain relatively flat in the next quarter due in part to continued emphasis on expense control.

Stock-Based Compensation. Total stock based compensation increased to $0.08 million for the three months ended March 31, 2011 from $0.03 million for the same period in 2010. This increase was due to stock options granted in July 2010 and resulted in higher stock based compensation expenses.

Interest and Other Income, Net. Interest and other income, net, was $0.13 million and $0.15 million for the three months ended March 31, 2011 and 2010, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income tax expense. Income tax benefit was $0.15 million and income tax expense was $0.001 million for the three months ended March 31, 2011 and 2010, respectively. The credit for the three months ended March 31, 2011 was due to the reversal of over accrual for the California state tax in 2010. We did not incur income tax expense for the three months ended March 31, 2011 because we utilized tax credits due to our accumulated deficit.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $8.5 million and short-term investments of $36.7 million.

Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2011. Net cash provided by operating activities was primarily due to net income of $1.0 million, a $0.7 million decrease in accounts receivable, and total depreciation and amortization expenses of $0.4 million, which was offset by a $0.5 million increase in inventory, and $1.4 million decrease in accrued expenses.

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2010. Net cash used in operating activities was primarily due to a $0.5 million increase in accounts receivable, an $0.8 million increase in inventory, and a $1.1 million decrease in accrued expenses, which were offset by net income of $0.6 million, an increase in accounts payable of $0.9 million, and depreciation of $0.2 million.

Cash provided by investing activities was $0.08 million for the three months ended March 31, 2011. In the three months ended March 31, 2011, we had a net of $0.6 million from the proceeds from sales and maturities of short-term securities, and we used $0.6 million to purchase equipment.

Net cash used in investing activities was $1.0 million for the three months ended March 31, 2010. In the three months ended March 31, 2010, we spent a net of $0.4 million for the purchase of short-term securities, and we used $0.6 million to purchase equipment.

Cash provided by financing activities was $0.2 million and $0.03 million for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock, which was offset in part by repayment of bank borrowings.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2011.

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

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2011 to December 2011. In December 2000, The Company purchased approximately 8,200 square feet of space immediately adjacent to its leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

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

We had net income of approximately $1.0 million and $0.6 million in the first quarter of fiscal 2011 and 2010, respectively. Although we generated a profit in the first quarter of fiscal 2011 and 2010, we may not be able to sustain profitability in the future and our cash flows may be negative again in the future. As of March 31, 2011, we had an accumulated deficit of approximately $56.8 million.

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

Sales of our connectivity products accounted for over 77% of our revenues in the quarter ended March 31, 2011 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have experienced declines in average selling prices, and significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, energy costs, geopolitical issues, the availability and cost of credit, the Federal stimulus package and budget process, the U.S. mortgage market and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended March 31, 2011 and 2010, our top 10 customers comprised 60.9% and 67.8% of our revenues, respectively. For the three months ended March 31, 2011, one customer accounted for 16.7% of our total revenues. For the three months ended March 31, 2010, three customers accounted for 14.3%, 11.9%, and 10.1% of our total revenues, respectively.

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
  customer unwillingness to implement our products;

  any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

  the success of our customers;

  excess inventory in the telecommunications industry;

  new product introductions by our competitors;

  any failure of our products to perform as expected; or

  any difficulty we may incur in meeting customers’ delivery requirements or product specifications.
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

As of March 31, 2011, we had a total of 34 full-time employees in Sunnyvale, California, 315 full-time employees in Taiwan, and 924 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:
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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.7 million each for the quarters ended March 31, 2011 and 2010. We intend to continue to invest in our research and product development efforts and the amount of our investment may be substantial, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing consolidation, realignment, and fluctuation in product inventory and demand for fiber optic products.

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
  loss of customers;

  damage to our reputation;

  failure to attract new customers or achieve market acceptance;

  diversion of development and engineering resources; and

  legal actions by our customers.
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

Our manufacturing operations in Taiwan are located in active earthquake fault zones. This region has experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 6: EXHIBITS

Exhibits

Exhibit Number	Title
3(i).1	Integrated copy of the Amended and Restated Certificate of Incorporation of the Company.
10.4#	Amended and Restated Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended as of February 15, 2011).
31.1	Rule 13a-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer
32.1**	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2**	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

# Indicates management contract or compensatory plan or arrangement.
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

Dated: May 12, 2011
ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)