Form 10-Q
period 2011-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2011-08-12
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

On August 3, 2011, 8,885,975 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,324	$8,040
Short-term investments	25,533	37,320
Accounts receivable, net	7,179	7,224
Inventories, net	7,688	7,439
Prepaid expense and other current assets	620	733
Total current assets	51,344	60,756

Long-term investments	10,010	-
Property and equipment, net	7,996	7,523
Other assets	181	170

Total assets	$69,531	$68,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,146	$4,931
Accrued expenses	2,976	4,633
Current portion of bank loan	106	104
Total current liabilities	7,228	9,668

Long-term liabilities:
Bank loan	182	231
Other long-term liabilities	575	546
Total long term liabilities	757	777
Total liabilities	7,985	10,445

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value: 20,000,000 shares authorized;
8,861,175 and 8,793,636 shares issued and outstanding at
June 30, 2011 and December 31, 2010.	9	9
Additional paid-in-capital	114,409	113,707
Accumulated deficit	(55,514)	(57,784)
Accumulated other comprehensive income	2,642	2,072

Stockholders' equity	61,546	58,004

Total liabilities and stockholders' equity	$69,531	$68,449

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$10,655	$12,086	$20,105	$20,492
Cost of revenues	7,202	8,035	13,617	13,746
Gross profit	3,453	4,051	6,488	6,746
Operating expenses:
Research and development	804	870	1,522	1,579
Sales and marketing	566	636	1,116	1,197
General and administrative	1,015	971	2,043	1,904
Total operating expenses	2,385	2,477	4,681	4,680
Income from operations	1,068	1,574	1,807	2,066
Interest and other income, net	174	106	303	256
Net income before tax	1,242	1,680	2,110	2,322
Income tax	(7)	74	(160)	75
Net income	$1,249	$1,606	$2,270	$2,247
Net income per share:
Basic	$0.14	$0.19	$0.26	$0.26
Diluted	$0.14	$0.18	$0.25	$0.26
Shares used in computing net income per share:
Basic	8,852	8,541	8,838	8,518
Diluted	9,068	8,744	9,178	8,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income	$2,270	$2,247
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	739	499
Loss on disposal of property and equipment	3	2
Amortization of stock-based compensation	254	84
Provision for inventory reserves	(170)	(13)
Changes in assets and liabilities:
Accounts receivable	45	(2,781)
Inventories	(79)	(1,759)
Prepaid expenses and other current assets	113	(159)
Other assets	(13)	57
Accounts payable	(786)	2,987
Accrued expenses	(1,655)	(339)
Other long-term liabilities	30	23
Net cash provided by operating activities	751	848

Cash flows from investing activities:
Purchase of short-term investments	(1,193)	(12,392)
Proceeds from sales and maturities of short-term investments	12,965	12,163
Purchase of long-term investments	(10,010)	-
Purchase of property and equipment	(1,049)	(1,823)
Net cash provided by (used in) investing activities	713	(2,052)

Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	210	182
Proceeds from the exercise of common stock options	238	97
Repayment of bank borrowings	(43)	(62)
Net cash provided by financing activities	405	217

Effect of exchange rate changes on cash and cash equivalents	415	36
Net decrease in cash and cash equivalents	2,284	(951)
Cash and cash equivalents at beginning of period	8,040	8,525
Cash and cash equivalents at end of period	$10,324	$7,574

Supplemental disclosure of cash flow information:
Cash paid for interest	$(4)	$(5)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 18, 2011. The unaudited condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2011 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, corporate bonds, certificates of deposit, and commercial paper.

Short-Term and Long-Term Investments

The Company generally invests its excess cash in certificates of deposit, corporate bonds, and commercial paper. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Concentrations of Risk

Our connectivity products (formerly named optical path multiplexing solution) contributed 76.4% and 69.8% of our revenues for the three months ended June 30, 2011 and 2010, respectively. Our optical passive products (formerly named dense wavelength division multiplexing) contributed 23.6% and 30.2% of our revenues for the three months ended June 30, 2011 and 2010, respectively. Our connectivity products contributed 76.8% and 70.8% of our revenues for the six months ended June 30, 2011 and 2010, respectively. Our optical passive products contributed 23.2% and 29.2% of our revenues for the six months ended June 30, 2011 and 2010, respectively.

In the three months ended June 30, 2011 and 2010, our top 10 customers comprised 63.6% and 71.6% of our revenues, respectively. For the three months ended June 30, 2011, one customer accounted for 14.3% of our total revenues. Amounts due from this customer were $1.4 million at June 30, 2011. For the three months ended June 30, 2010, three customers accounted for 15.8%, 14.7% and 12.7% of our total revenues, respectively.

In the six months ended June 30, 2011 and 2010, our top 10 customers comprised 61.8% and 69.5% of our revenues, respectively. For the six months ended June 30, 2011, one customer accounted for 15.4% of our total revenues. For the six months ended June 30, 2010, three customers accounted for 14.5%, 14.2% and 11.6% of our total revenues, respectively.

2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to fair value measurements. The guidance will add new requirements for disclosures into and out of Levels 1 and 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation, inputs, and valuation techniques. The Company adopted the guidance effective January 1, 2011, as required. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, The Company will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. The Company does not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

3. Stock-based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Employee Stock Purchased Plan (“ESPP”) prior to June 30, 2010 was determined using the Binomial Lattice Model. The Company adopted the Black-Scholes valuation model for stock options granted and stock purchased pursuant to the ESPP after June 30, 2010. The Company believes that the Black-Scholes model is more appropriate in determining fair value of its stock-based compensation and does not differ materially from the previous valuation model used.

At June 30, 2011 the Company had one stock-based compensation plan, which is the 2000 Stock Incentive Plan as described below.

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

Under the 2000 Stock Incentive Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year or five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the two-year and five-year vesting term of each award.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the six months ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2010	920,040	$7.27
Granted	-	-
Exercised	(42,760)	5.57
Forfeited	(7,600)	25.87
Outstanding at June 30, 2011	869,680	$7.19	5.27 Years	$1,481,733

Vested and expected to vest at June 30, 2011	854,607	$7.17	5.20 Years	$1,473,787

Exercisable at June 30, 2011	668,859	$6.94	4.10 Years	$1,375,205

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $2,646 and $0.02 million for the three and six months ended June 30, 2011, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2010 was de minimis.

No options were granted during the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $0.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the plan. The compensation cost is expected to be realized over four years.

Cash received from option exercises during the three and six months ended June 30, 2011 was $2,000 and $238,000, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the three months ended June 30, 2011, a total of 24,789 shares were issued under the employee stock purchase plan and cash received from the purchases were $0.2 million. The compensation expense recorded in the quarter ended June 30, 2011 was approximately $0.04 million. As of June 30, 2011, there was $0.05 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next 4 months.

During the three months ended June 30, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the quarter ended June 30, 2011 was approximately $0.1 million. There was $2.4 million of total unrecognized compensation cost related to RSUs granted under the Plan, of which $0.6 million is expected to be realized over two years and $1.8 million is expected to be realized over five years.

The following table summarizes employee stock-based compensation expense resulting from the stock options, restricted stock units, and the ESPP (in thousands):

	Three Months Ended		Six Months Ended
	Jun. 30	Jun. 30	Jun. 30	Jun. 30
	2011	2010	2011	2010
Included in cost of revenue	$23	$22	$46	$34
Included in operating expenses:
Research and development	11	7	19	12
Sales and marketing	39	6	54	10
General and administrative	98	16	135	28
Total	148	29	208	50
Total stock-based compensation expense	$171	$51	$254	$84

4. Inventories, net (in thousands)

	June 30,	Dec. 31
	2011	2010
Inventories:
Finished goods	$2,121	$2,211
Work-in-process	3,156	2,713
Raw materials	2,411	2,515
	$7,688	$7,439

5. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans, and the weighted-average number of shares of common stock outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,249	$1,606	$2,270	$2,247
Denominator:
Shares used in computing net income per share:
Basic	8,852	8,541	8,838	8,518
Diluted	9,068	8,744	9,178	8,697
Net income per share:
Basic	$0.14	$0.19	$0.26	$0.26
Diluted	$0.14	$0.18	$0.25	$0.26

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands), because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Antidilutive stock options and restricted stock units
not included in income per share calculation	-	203	-	179

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$1,249	$1,606	$2,270	$2,247
Cumulative translation adjustments	552	(49)	585	64
Unrealized loss on investments	(4)	(22)	(15)	(27)
Total comprehensive income	$1,797	$1,535	$2,840	$2,284

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is the Company's accounting policy to record income tax interest and penalties in the income tax provision. The Company did not have any material unrecognized tax benefits or uncertain tax positions at June 30, 2011.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of June 30, 2011, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million warranty reserves as of June 30, 2011 and 2010, respectively.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2016.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2011 (remaining six months of the year)	$326
2012	661
2013	380
2014	336
2015	211
Thereafter	18
Total	$1,932

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

Payments due under the Company’s bank loans as of June 30, 2011 were as follows (in thousands):

Years ending December 31,
2011	56
2012	105
2013	84
2014	54
Total payment	299
Less: Amounts representing interest	(11)
Present value of net remaining payments	288
Less: current portion	(106)
Long-term portion	$182

10. Related Party Transactions

As of June 30, 2011, Foxconn Holding Limited was a holder of 18.1% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products to and purchases raw materials in the normal course of business from Hon Hai Precision Industry Company Limited, who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those with unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.01 million and $0.02 million for the three and six months ended June 30, 2011, respectively. Purchases of raw materials from Hon Hai Precision Industry Company Limited were $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively. Amounts due from Hon Hai Precision Industry Company Limited were $0.01 million at June 30, 2011. Amounts due to Hon Hai Precision Industry Company Limited were $0.4 million at June 30, 2011.

There were no sales of products to Hon Hai Precision Industry Company Limited for the three and six months ended June 30, 2010. Purchases of raw materials from Hon Hai Precision Industry Company Limited were $0.9 million and $1.5 million for the three and six months ended June 30, 2010, respectively. There were no amounts due from Hon Hai Precision Industry Company Limited at June 30, 2010. Amounts due to Hon Hai Precision Industry Company Limited were $0.9 million at June 30, 2010.

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

  Level 3 — Inputs are generally unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at June 30, 2011 and December 31, 2010 (in thousands) were as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$8,302	$8,302	$-	$-
Marketable Securities:
Time deposits	22,943	22,943	-	-
Commercial paper	1,000	-	1,000	-
Corporate bonds	1,590	-	1,590	-
Long-term investments:
Time deposits	10,010	10,010	-	-
Total	$43,845	$41,255	$2,590	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$5,194	$5,194	$-	$-
Marketable Securities:
Time deposits	21,578	21,578	-	-
Commercial paper	2,994	-	2,994	-
Corporate bonds	12,748	-	12,748	-
Total	$42,514	$26,772	$15,742	$-

As of June 30, 2011, the Company held investments in corporate bonds, certificates of deposit, money market securities, and commercial paper. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments are comprised of corporate bonds, certificates of deposit and commercial paper with original maturities of 91 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
North America	$5,966	$5,755	$11,049	$9,990
Europe	1,831	3,091	3,288	4,985
Asia	2,858	3,240	5,768	5,517
	$10,655	$12,086	$20,105	$20,492

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Connectivity Products	$8,140	$8,442	$15,434	$14,515
Optical Passive Products	2,515	3,644	4,671	5,977
	$10,655	$12,086	$20,105	$20,492

	June 30,	December 31,
	2011	2010
Property and Equipment
United States	$107	$79
Taiwan	3,674	3,589
China	4,215	3,855
	$7,996	$7,523

13. Subsequent Event

We evaluated subsequent events through the time of the filing of this report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

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

Our connectivity products contributed revenues of $8.1 million, or 76.4%, and $8.4 million, or 69.8%, for the three months ended June 30, 2011 and 2010, respectively. Our optical passive products contributed revenues of $2.5 million, or 23.6%, and $3.6 million, or 30.2%, for the three months ended June 30, 2011 and 2010, respectively.

Our connectivity products contributed revenues of $15.4 million, or 76.8%, and $14.5 million, or 70.8%, for the six months ended June 30, 2011 and 2010, respectively. Our optical passive products contributed revenues of $4.7 million, or 23.2%, and $6.0 million, or 29.2%, for the six months ended June 30, 2011 and 2010, respectively.

In the three months ended June 30, 2011 and 2010, our top 10 customers comprised 63.6% and 71.6% of our revenues, respectively. For the three months ended June 30, 2011, one customer accounted for 14.3% of our total revenues. For the three months ended June 30, 2010, three customers accounted for 15.8%, 14.7% and 12.7% of our total revenues.

In the six months ended June 30, 2011 and 2010, our top 10 customers comprised 61.8% and 69.5% of our revenues, respectively. For the six months ended June 30, 2011, one customer accounted for 15.4% of our total revenues. For the six months ended June 30, 2010, three customers accounted for 14.5%, 14.2% and 11.6% of our total revenues, respectively.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.6	66.5	67.7	67.1
Gross profit	32.4	33.5	32.3	32.9

Operating expenses:
Research and development	7.6	7.2	7.6	7.7
Sales and marketing	5.3	5.3	5.6	5.8
General and administrative	9.5	8.0	10.1	9.3
Total operating expenses	22.4	20.5	23.3	22.8

Income from operations	10.0	13.0	9.0	10.1
Interest and other income, net	1.6	0.9	1.5	1.3
Net income before tax	11.6	13.9	10.5	11.4
Income tax	(0.1)	0.6	(0.8)	0.4
Net income	11.7%	13.3%	11.3%	11.0%

Revenues. Revenues were $10.7 million and $12.1 million for the three months ended June 30, 2011 and 2010, respectively. Revenues decreased 11.8% in the three months ended June 30, 2011 from the same period in 2010. Revenues were $20.1 million and $20.5 million for the six months ended June 30, 2011 and 2010, respectively. Revenues decreased 1.9% in the six months ended June 30, 2011 from the same period in 2010. The decrease for the three and six months ended June 30, 2011 was mainly due to decreased orders from our existing customers and lower volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $7.2 million and $8.0 million for the three months ended June 30, 2011 and 2010, respectively. Cost of revenues as a percentage of revenues increased to 67.6% for the three months ended June 30, 2011 from 66.5% for the three months ended June 30, 2010. Cost of revenues was $13.6 million and $13.7 million for the six months ended June 30, 2011 and 2010, respectively. Cost of revenues as a percentage of revenues increased to 67.7% for the six months ended June 30, 2011 from 67.1% for the six months ended June 30, 2010. The higher percentage cost of revenues for the three and six months ended June 30, 2011 resulted from decreased factory utilization due to lower revenues.

Gross Profit. Gross profit decreased in dollars to $3.5 million, or 32.4% of revenues, for the three months ended June 30, 2011 from $4.1 million, or 33.5% of revenues, for the same period in 2010. Gross profit decreased to $6.5 million, or 32.3% of revenues, for the six months ended June 30, 2011 from $6.7 million, or 32.9% of revenues, for the same period in 2010. For the three and six months ended June 30, 2011, the lower gross profit was due to the lower utilization of our factories as a result of decreased volume shipments to our customers. We expect our gross profit as a percentage of revenues will improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, we believe decreasing average selling prices will negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses decreased to $0.8 million for the three months ended June 30, 2011 from $0.9 million for the same period in 2010. Research and development expenses decreased to $1.5 million for the six months ended June 30, 2011 from $1.6 million for the same period in 2010. The lower research and development expenses were due to lower capital investments for new product development.

As a percentage of revenues, research and development expenses increased to 7.6% in the three months ended June 30, 2011 from 7.2% for the same period in 2010. As a percentage of revenues, research and development expenses decreased to 7.6% in the six months ended June 30, 2011 from 7.7% for the same period in 2010. The lower research and development expenses as a percentage of revenues were mainly due to decreased revenue levels. We expect research and development expenses will remain relatively flat in the next two quarters.

Sales and Marketing Expenses. Sales and marketing expenses were $0.6 million for the three months ended June 30, 2011 and 2010, respectively. Sales and marketing expenses decreased to $1.1 million for the six months ended June 30, 2011 from $1.2 million for the six months ended June 30, 2010.

As a percentage of revenues, sales and marketing expenses remained at 5.3% for the three months ended June 30, 2011 and 2010, respectively. As a percentage of revenues, sales and marketing expenses decreased to 5.6% in the six months ended June 30, 2011 from 5.8% for the same period in 2010. The lower sales and marketing expenses as a percentage of revenues was mainly due to decreased revenue levels. We expect sales and marketing expenses will remain relatively flat in the next two quarters.

General and Administrative Expenses. General and administrative expenses remained at $1.0 million for the three months ended June 30, 2011 and 2010, respectively. General and administrative expenses increased to $2.0 million for the six months ended June 30, 2011 from $1.9 million for the same period in 2010. The higher expenses were due to higher stock-based compensation expenses.

As a percentage of revenues, general and administrative expenses increased to 9.5% in the three months ended June 30, 2011 from 8.0% for the same period in 2010. As a percentage of revenues, general and administrative expenses increased to 10.1% in the six months ended June 30, 2011 from 9.3% for the same period in 2010. The higher general and administrative expenses as a percentage of revenue were mainly due to increased stock-based compensation expenses. We expect general and administrative expenses will remain relatively flat in the next two quarters.

Stock-Based Compensation. Total stock-based compensation increased to approximately $171,000 for the three months ended June 30, 2011 from approximately $51,000 for the same period in 2010. Total stock-based compensation increased to approximately $254,000 for the six months ended June 30, 2011 from approximately $84,000 for the same period in 2010. This increase was due to restricted stock units granted in June 2011 and resulted in higher stock-based compensation expense.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively. Interest and other income, net, was $0.3 million for the six months ended June 30, 2011 and 2010, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax benefit was $0.01 million and income tax expense was $0.07 million for the three months ended June 30, 2011 and 2010, respectively. Income tax benefit was $0.16 million and income tax expense was $0.08 million for the six months ended June 30, 2011 and 2010, respectively. The credit for the three and six months ended June 30, 2011 was due to the reversal of an over-accrual for California State tax in 2010. We did not incur income tax expense for the three and six months ended June 30, 2011 because we utilized tax credits due to our accumulated deficit.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $10.3 million and short-term investments of $25.5 million. We also held $10.0 million of long-term investments.

Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2011. The increase in net cash provided by operating activities was primarily due to net income of $2.3 million and depreciation and amortization of $1.0 million. These were offset by a $1.7 million decrease in accrued liabilities, a $0.8 million decrease in accounts payable, and an $0.2 million increase in net inventory. Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2010. Net cash provided by operating activities was primarily due to net income of $2.2 million, depreciation and amortization of $0.6 million, and an increase in accounts payable of $3.0 million. These were offset by a $2.8 million increase in accounts receivable and an $1.8 million increase in inventory.

Cash provided by investing activities was $0.7 million for the six months ended June 30, 2011. This resulted from $11.8 million in net proceeds from short-term investments and $10.0 million in purchases of long-term investments. We also used $1.0 million cash on equipment purchases. Cash used in investing activities was $2.1 million for the six months ended June 30, 2010. This resulted from $0.2 million in net purchases of short-term investments and $1.8 million spending on equipment purchases.

Cash provided by financing activities was $0.4 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively. Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our Employee Stock Purchase Plan, which was offset in part by repayment of bank borrowings.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2011.

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

We had net income of approximately $1.2 million and $1.6 million in the second quarter of fiscal 2011 and 2010, respectively. Although we generated a profit in the second quarter of fiscal 2011 and 2010, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in the second quarter of fiscal 2011, our cash flows may be negative again in the future as we continue to invest in our business. As of June 30, 2011, we had an accumulated deficit of approximately $55.5 million.

We continue to experience fluctuating demand for our products. If demand for our products continues to decline, we may not be able to decrease our expenses on a timely basis or at all. If demand for our products increases in the future, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to sustain profitability on a quarterly or an annual basis.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our optical passive products, our business will be seriously harmed.

Sales of our connectivity products accounted for over 76% of our revenues in the quarter ended June 30, 2011 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have experienced declines in average selling prices, and any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the quarters ended June 30, 2011 and 2010, our top 10 customers comprised 63.6% and 71.6% of our revenues, respectively. One customer accounted for 14.3% and 15.4% of our total revenues for the three months and six months ended June 30, 2011, respectively. Three customers accounted for 15.8%, 14.7% and 12.7% of our total revenues for the three months ended June 30, 2010, respectively. Three customers accounted for 14.5%, 14.2% and 11.6% of our total revenues, for the six months ended June 30, 2010, respectively.

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

As of June 30, 2011, we had a total of 33 full-time employees in Sunnyvale, California, 306 full-time employees in Taiwan, and 855 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources.

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.8 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively. Our total research and development expenses were approximately $1.5 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. While we expect that our research and development expenses will remain relatively flat in the second half of 2011, we may in the future make additional investments in research and development and these investments could be substantial.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing consolidation, realignment, and fluctuations in inventory and demand for fiber optic products.

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

Although we will not have to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 until we become an accelerated filer, we are still required to perform an assessment of our internal control over financial reporting and to disclose management’s assessment of the same under Section 404(a) of Sarbanes-Oxley. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with this requirement, however, we cannot assure you that we will be successful in our efforts. In the event that our chief executive officer, acting chief financial officer or, when applicable, our independent registered public accounting firm, determines that our internal control over financial reporting is not effective as defined under Section 404(a), investor perceptions of our company may be negatively affected and this could cause a decline in our stock price.

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

Our manufacturing operations are located in Tu-Cheng City, Taiwan, an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. A large earthquake or typhoon in Taiwan could disrupt our manufacturing operations in Taiwan for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 6: EXHIBITS

Exhibits

Exhibit Number	Title
10.1#	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (as amended and restated as of March 18, 2010).
31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS**	XBRL Taxonomy Instance Document
101.SCH**	XBRL Taxonomy Schema Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase document
____________________

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

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2011

ALLIANCE FIBER OPTIC PRODUCTS, INC.

By	/s/ Anita K. Ho
Anita K. Ho
Acting Chief Financial Officer
(Principal Financial and Accounting Officer and Duly
Authorized Signatory)

Alliance Fiber Optic Products, Inc.
Exhibit Index

Exhibit Number	Title
10.1#	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (as amended and restated as of March 18, 2010).
31.1	Rule 13a-14(a) certification of Chief Executive Officer.
31.2	Rule 13a-14(a) certification of Acting Chief Financial Officer.
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS**	XBRL Taxonomy Instance Document
101.SCH**	XBRL Taxonomy Schema Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase document
____________________

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

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.