Form 10-Q
period 2011-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2011-11-10
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

On October 31, 2011, 8,893,515 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,992	$8,040
Short-term investments	22,012	37,320
Accounts receivable, net	7,843	7,224
Inventories, net	7,482	7,439
Prepaid expense and other current assets	656	733
Total current assets	52,985	60,756

Long-term investments	10,054	-
Property and equipment, net	7,717	7,523
Other assets	172	170

Total assets	$70,928	$68,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,321	$4,931
Accrued expenses	3,316	4,633
Current portion of bank loan	101	104
Total current liabilities	7,738	9,668

Long-term liabilities:
Bank loan	147	231
Other long-term liabilities	550	546
Total long term liabilities	697	777
Total liabilities	8,435	10,445

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.001 par value: 20,000,000 shares authorized;
8,893,515 and 8,793,636 shares issued and outstanding at
September 30, 2011 and December 31, 2010.	9	9
Additional paid-in-capital	114,813	113,707
Accumulated deficit	(54,060)	(57,784)
Accumulated other comprehensive income	1,731	2,072

Stockholders' equity	62,493	58,004

Total liabilities and stockholders' equity	$70,928	$68,449

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$11,778	$13,276	$31,883	$33,768
Cost of revenues	7,963	8,563	21,580	22,309
Gross profit	3,815	4,713	10,303	11,459
Operating expenses:
Research and development	834	882	2,356	2,461
Sales and marketing	595	643	1,711	1,840
General and administrative	1,052	978	3,095	2,882
Total operating expenses	2,481	2,503	7,162	7,183
Income from operations	1,334	2,210	3,141	4,276
Interest and other income, net	149	102	452	358
Net income before tax	1,483	2,312	3,593	4,634
Income tax (benefit) expense	29	248	(131)	323
Net income	$1,454	$2,064	$3,724	$4,311
Net income per share:
Basic	$0.16	$0.24	$0.42	$0.50
Diluted	$0.16	$0.23	$0.41	$0.49
Shares used in computing net income per share:
Basic	8,883	8,575	8,853	8,537
Diluted	9,040	8,826	9,119	8,734
Included in costs and expenses above:
Stock based compensation charges
Cost of revenue	$28	$28	$74	$62
Research and development	29	11	48	23
Sales and marketing	63	13	117	23
General and administrative	139	35	274	63
Total	$259	$87	$513	$171

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$3,724	$4,311
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,131	791
Loss on disposal of property and equipment	6	4
Amortization of stock-based compensation	513	171
Provision for inventory	(176)	67
Changes in assets and liabilities:
Accounts receivable	(620)	(3,120)
Inventories	133	(2,205)
Prepaid expenses and other assets	77	(293)
Other assets	(2)	69
Accounts payable	(611)	2,790
Accrued expenses	(1,317)	665
Other long-term liabilities	5	49
Net cash provided by operating activities	2,863	3,299

Cash flows from investing activities:
Purchase of short-term investments	(12,341)	(19,353)
Proceeds from sales and maturities of short-term investments	27,636	23,298
Purchase of long-term investments	(10,054)	-
Purchase of property and equipment	(1,304)	(3,044)
Net cash provided by investing activities	3,937	901

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	210	118
Proceeds from the exercise of stock options	383	265
Repayment of bank borrowings	(68)	(90)
Net cash provided by financing activities	525	293

Effect of exchange rate changes on cash and cash equivalents	(373)	269
Net increase in cash and cash equivalents	6,952	4,762
Cash and cash equivalents at beginning of period	8,040	8,525
Cash and cash equivalents at end of period	$14,992	$13,287

Supplemental disclosure of cash flow information:
Cash paid for interest	$(6)	$(8)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2011 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 18, 2011. The unaudited condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the nine months ended September 30, 2011 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

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

Concentrations of Risk

Our connectivity products contributed 73.6% and 65.00% of our revenues for the three months ended September 30, 2011 and 2010, respectively. Our optical passive products contributed 26.4% and 35.0% of our revenues for the three months ended September 30, 2011 and 2010, respectively.

Our connectivity products contributed 75.6% and 68.5% of our revenues for the nine months ended September 30, 2011 and 2010, respectively. Our optical passive products contributed 24.4% and 31.5% of our revenues for the nine months ended September 30, 2011 and 2010, respectively.

In the three months ended September 30, 2011 and 2010, our top 10 customers comprised 68.6% and 68.7% of our revenues, respectively. For the three months ended September 30, 2011, two customers accounted for 13.8% and 11.7% of our total revenues, respectively. Amounts due from these customers were $1.2 million and $1.0 million, respectively, at September 30, 2011. For the three months ended September 30, 2010, two customers accounted for 16.7% and 16.3% of our total revenues, respectively. Amounts due from these customers were $1.8 million and $1.9 million, respectively, at September 30, 2010.

In the nine months ended September 30, 2011 and 2010, our top 10 customers comprised 63.6% and 69.2% of our revenues, respectively. For the nine months ended September 30, 2011, one customer accounted for 14.8% of our revenues. For the nine months ended September 30, 2010, three customers accounted for 15.2%, 15.2% and 10.2% of our revenues, respectively.

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

At September 30, 2011, the Company had one stock-based compensation plan, the 2000 Stock Incentive Plan, which is described below.

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

The following information relates to stock option activity for the nine months ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2010	920,040	$7.27
Granted	-	-
Exercised	(75,100)	5.10
Forfeited	(18,060)	16.71
Outstanding at September 30, 2011	826,880	$7.26	5.19 Years	$781,279
Vested and expected to vest at September 30, 2011	817,877	$7.25	5.15 Years	$780,725
Exercisable at September 30, 2011	677,058	$7.09	4.37 Years	$770,667

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $0.09 million and $0.3 million for the three and nine months ended September 30, 2011, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2010 was de minimis.

No options were granted during the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $0.5 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the plan. The compensation cost is expected to be realized over four years.

Cash received from option exercises during the three and nine months ended September 30, 2011 was $0.1 million and $0.4 million, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the nine months ended September 30, 2011, a total of 24,789 shares were issued under the employee stock purchase plan and cash received from the purchases were $0.2 million. The compensation expense recorded in the quarter ended September 30, 2011 was approximately $0.04 million. As of September 30, 2011, there was $0.01 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next month.

During the nine months ended September 30, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the quarter ended September 30, 2011 was approximately $0.2 million. There was $2.2 million of total unrecognized compensation cost related to RSUs granted under the Plan, of which $0.5 million is expected to be realized over two years and $1.7 million is expected to be realized over five years.

The following table summarizes employee stock-based compensation expense resulting from the stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Included in cost of revenue	$28	$28	$74	$62
Included in operating expenses:
Research and development	29	11	48	23
Sales and marketing	63	13	117	23
General and administrative	139	35	274	63
Total	231	59	439	109
Total stock-based compensation expense	$259	$87	$513	$171

4. Inventories, net (in thousands)

	September 30,	December 31,
	2011	2010
Inventories:
Finished goods	$2,496	$2,211
Work-in-process	2,623	2,713
Raw materials	2,363	2,515
	$7,482	$7,439

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$1,454	$2,064	$3,724	$4,311
Denominator:
Shares used in computing net income per share:
Basic	8,883	8,575	8,853	8,537
Diluted	9,040	8,826	9,119	8,734
Net income per share:
Basic	$0.16	$0.24	$0.42	$0.51
Diluted	$0.16	$0.23	$0.41	$0.49

The total number of shares excluded from the calculation of diluted net income per share is as follows (in thousands), because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Antidilutive stock options and restricted stock units
not included in income per share calculation	-	203	-	179

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

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,454	$2,064	$3,724	$4,311
Cumulative translation adjustments	(914)	358	(328)	421
Unrealized gain (loss) on investments	2	43	(13)	16
Total comprehensive income	$542	$2,465	$3,383	$4,748

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is the Company's accounting policy to record income tax interest and penalties in the income tax provision. The Company did not have any material unrecognized tax benefits or uncertain tax positions at September 30, 2011.

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

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million for warranty reserves at each of September 30, 2011 and 2010.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2016.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2011 (remainning three months of the year)	$171
2012	661
2013	383
2014	337
2015	211
Thereafter	18
Total	$1,781

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

Payments due under the Company’s bank loans as of September 30, 2010 were as follows (in thousands):

Years ending December 31,
2011	27
2012	100
2013	79
2014	51
Total payment	257
Less: Amounts representing interest	(9)
Present value of net remaining payments	248
Less: current portion	(101)
Long-term portion	$147

10. Related Party Transactions

As of September 30, 2011, Foxconn Holding Limited was a holder of 17.99% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products to and purchases raw materials from Hon Hai Precision Company Limited (“Hon Hai”), who is the parent company of Foxconn Holding Limited, in the normal course of business. These transactions were made at prices and terms consistent with those with unrelated third parties. There were no sales of products to Hon Hai for the three months ended September 30, 2011. Sales of products to Hon Hai were $0.02 million for the nine months ended September 30, 2011. There were no sales of products to Hon Hai for the three and nine months ended September 30, 2010. Amounts due from Hon Hai were de miniums at September 30, 2011 and 2010 respectively. Purchases of raw materials from Hon Hai were $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively. Purchases of raw materials from Hon Hai were $0.9 million and $2.5 million for the three and nine months ended September 30, 2010, respectively. Amounts due to Hon Hai were $0.4 million and $0.9 million at September 30, 2011 and 2010 respectively.

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
The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at September 30, 2011 and December 31, 2010 (in thousands) were as follows:

		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$13,998	$13,998	$-	$-
Marketable Securities:
Time deposits	21,560	21,560	-	-
Corporate bonds	452	-	452	-
Long-term investments:
Time deposits	10,054	10,054	-	-
Total	$46,065	$45,612	$452	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$5,194	$5,194	$-	$-
Marketable Securities:
Time deposits	21,578	21,578	-	-
Commercial paper	2,994	-	2,994	-
Corporate bonds	12,748	-	12,748	-
Total	$42,514	$26,772	$15,742	$-

As of September 30, 201, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments are comprised of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investment is comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated from geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
North America	$6,495	$5,594	$17,544	$15,584
Europe	2,221	3,914	5,509	8,899
Asia	3,062	3,768	8,830	9,285
	$11,778	$13,276	$31,883	$33,768

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Connectivity Products	$8,665	$8,630	$24,098	$23,145
Optical Passive Products	3,113	4,646	7,785	10,623
	$11,778	$13,276	$31,883	$33,768

	September 30,	December 31,
	2011	2010
Property and Equipment
United States	$98	$79
Taiwan	3,434	3,589
China	4,185	3,855
	$7,717	$7,523

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

Our connectivity products contributed revenues of $8.7 million, or 73.6% and $8.6 million, or 65.0% for the three months ended September 30, 2011 and 2010, respectively. Our optical passive products contributed revenues of $3.1 million, or 26.4% and $4.7 million, or 35.0% for the three months ended September 30, 2011 and 2010, respectively.

Our connectivity products contributed revenues of $24.1 million, or 75.6% and $23.2 million, or 68.5% for the nine months ended September 30, 2011 and 2010, respectively. Our optical passive products contributed revenues of $7.8 million, or 24.4% and $10.6 million, or 31.5% for the nine months ended September 30, 2011 and 2010, respectively.

In the three months ended September 30, 2011 and 2010, our top 10 customers comprised 68.6% and 68.7% of our revenues, respectively. For the three months ended September 30, 2011, two customers accounted for 13.8% and 11.7% of our total revenues. For the three months ended September 30, 2010, two customers accounted for 16.7% and 16.3% of our total revenues.

In the nine months ended September 30, 2011 and 2010, our top 10 customers comprised 63.6% and 69.2% of our revenues, respectively. For the nine months ended September 30, 2011, one customer accounted for 14.8% of our total revenue. For the nine months ended September 30, 2010, three customers accounted for 15.2%, 15.2% and 10.2% of our total revenues, respectively.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.6	64.5	67.7	66.0
Gross profit	32.4	35.5	32.3	34.0
Operating expenses:
Research and development	7.1	6.6	7.4	7.3
Sales and marketing	5.0	4.8	5.3	5.5
General and administrative	9.0	7.4	9.7	8.5
Total operating expenses	21.1	18.8	22.4	21.3

Income from operations	11.3	16.7	9.9	12.7
Interest and other income, net	1.3	0.7	1.4	1.0
Net income before tax	12.6	17.4	11.3	13.7
Income tax	0.3	1.9	(0.4)	1.0
Net income	12.3%	15.5%	11.7%	12.7%

Revenues. Revenues were $11.8 million and $13.3 million for the three months ended September 30, 2011 and 2010, respectively. Revenues decreased 11.3% in the quarter ended September 30, 2011 from the same period in 2010. Revenues were $31.9 million and $33.8 million for the nine months ended September 30, 2011 and 2010, respectively. Revenues decreased 5.6% in the nine months ended September 30, 2011 from the same period in 2010. The decrease for the three and nine months ended September 30, 2011 was mainly due to decreased orders from our existing customers and lower volume shipments of telecom and datacom applications related products.

Cost of Revenues. Cost of revenues was $8.0 million and $8.6 million for the three months ended September 30, 2011 and 2010, respectively. Cost of revenues as a percentage of revenues increased to 67.6% for the three months ended September 30, 2011 from 64.5% for the three months ended September 30, 2010. Cost of revenues was $21.6 million and $22.3 million for the nine months ended September 30, 2011 and 2010, respectively. Cost of revenues as a percentage of revenues increased to 67.7% for the nine months ended September 30, 2011 from 66.0% for the nine months ended September 30, 2010. The higher percentage cost of revenues for the three and nine months ended September 30, 2011 resulted from decreased factory utilization due to lower revenues.

Gross Profit. Gross profit decreased to $3.8 million, or 32.4% of revenues, for the three months ended September 30, 2011 from $4.7 million, or 35.5% of revenues, for the same period in 2010. Gross profit decreased to $10.3 million, or 32.3% of revenues, for the nine months ended September 30, 2010 from $11.5 million, or 34.0% of revenues, for the same period in 2010. For the three and nine months ended September 30, 2011, the lower gross profit was due to the lower utilization of our factories as a result of decreased volume shipments to our customers. We expect our gross profit as a percentage of revenues to improve in the event of higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset benefits, if any, from improved absorption.

Research and Development Expenses. Research and development expenses decreased to $0.8 million for the three months ended September 30, 2011 from $0.9 million for the same period in 2010. Research and development expenses decreased to $2.4 million for the nine months ended September 30, 2011 from $2.5 million for the same period in 2010. The lower research and development expenses were due to lower capital investments for new product development.

As a percentage of revenues, research and development expenses increased to 7.1% in the three months ended September 30, 2011 from 6.6% for the same period in 2010. As a percentage of revenues, research and development expenses increased to 7.4% in the nine months ended September 30, 2011 from 7.3% for the same period in 2010. The higher research and development expenses as a percentage of revenues were mainly due to decreased revenue levels. We expect research and development expenses will remain relatively flat in the next quarter.

Sales and Marketing Expenses. Sales and marketing expenses remained at $0.6 million for the three months ended September 30, 2011 and 2010, respectively. Sales and marketing expenses decreased to $1.7 million for the nine months ended September 30, 2011 from $1.8 million for the same period in 2010.

As a percentage of revenues, sales and marketing expenses increased to 5.0% in the three months ended September 30, 2011 from 4.8% for the same period in 2010. As a percentage of revenues, sales and marketing expenses decreased to 5.3% in the nine months ended September 30, 2011 from 5.5% for the same period in 2010. The higher sales and marketing expenses as a percentage of revenues was mainly due to decreased revenue levels. We expect sales and marketing expenses will remain relatively flat in the next quarter.

General and Administrative Expenses. General and administrative expenses increased to $1.1 million for the three months ended September 30, 2011 from $1.0 million for the same period in 2010. General and administrative expenses increased to $3.1 million for the nine months ended September 30, 2011 from $2.9 million for the same period in 2010. The higher general and administrative expenses were mainly due to higher stock based compensation charges.

As a percentage of revenues, general and administrative expenses increased to 9.0% in the three months ended September 30, 2011 from 7.4% for the same period in 2010. As a percentage of revenues, general and administrative expenses increased to 9.7% in the nine months ended September 30, 2011 from 8.5% for the same period in 2010. The higher general and administrative expenses as a percentage of revenues was mainly due to decreased revenue levels. We expect general and administrative expenses will remain relatively flat in the next quarter.

Stock-Based Compensation. Total stock-based compensation increased to approximately $259,000 for the three months ended September 30, 2011 from approximately $87,000 for the same period in 2010. Total stock-based compensation increased to approximately $513,000 for the nine months ended September 30, 2011 from approximately $171,000 for the same period in 2010. This increase was due to restricted stock units granted in June 2011 and resulted in higher stock-based compensation expense.

Interest and Other Income, Net. Interest and other income, net, remained at $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Interest and other income, net, was $0.5 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was approximately $0.03 million and $0.25 million for the three months ended September 30, 2011 and 2010, respectively. Income tax benefit was $0.1 million and income tax expense was $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. The credit for the nine months ended September 30, 2011 was due to the reversal of an over-accrual for California State tax in 2010.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $15.0 million and short-term investments of $22.0 million. During the quarter ended June 30, 2011, we also moved $10.0 million from short-term investments to long-term investments comprised of a certificate of deposit. Long-term investments at September 30, 2011 were $10.1 million.

Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2011. The increase in net cash provided by operating activities was primarily due to net income of $3.7 million and contribution from adjustment for non-cash charges, including depreciation and stock based compensation of $1.6 million. These were offset by a $1.3 million in decrease in accrued expenses, a $0.6 million increase in accounts receivable and a $0.6 million decrease in accounts payable. Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2010. Net cash provided by operating activities was primarily due to net income of $4.3 million, an increase in accounts payable and other liabilities of $3.5 million, and contribution from adjustment for non-cash charges, including depreciation and stock based compensation of $1.0 million. These were offset by a $3.1 million increase in accounts receivable and a $2.2 million increase in inventory.

Cash provided by investing activities was $3.9 million for the nine months ended September 30, 2011. This resulted from $15.3 million in net proceeds from short-term investments and $10.1 million in purchases of long-term investments. We also used $1.3 million on equipment purchases. Cash provided by investing activities was $0.9 million for the nine months ended September 30, 2010. This resulted from $3.9 million in net proceeds from short-term investments and $3.0 million spending on equipment purchases.

Cash provided by financing activities was $0.5 million and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively. Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our Employee Stock Purchase Plan, which was offset in part by repayment of bank borrowings.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2011.

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

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from January 2012 to December 2013. In December 2000, the Company purchased approximately 8,200 square feet of space immediately adjacent to its leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

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

We had net income of approximately $1.5 million and $2.1 million in the third quarter of fiscal 2011 and 2010, respectively. Although we generated a profit in the third quarter of fiscal 2011 and 2010, we may not be able to sustain profitability in the future. Although our cash and cash equivalents increased in the third quarter of fiscal 2011, our cash flows may be negative again in the future as we continue to invest in our business. As of September 30, 2011, we had an accumulated deficit of approximately $54.1 million.

We continue to experience fluctuating demand for our products. If demand for our products continues to decline, we may not be able to decrease our expenses on a timely basis or at levels that offset any such decreases. If demand for our products increases in the future, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to sustain profitability on a quarterly or an annual basis.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our optical passive products, our business will be seriously harmed.

Sales of our connectivity products accounted for over 73.6% of our revenues in the quarter ended September 30, 2011 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, unemployment, global economic stability, the U.S. mortgage market and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended September 30, 2011 and 2010, our top 10 customers comprised 68.6% and 68.7% of our revenues, respectively. In the nine months ended September 30, 2011 and 2010, our top 10 customers comprised 63.6% and 69.2% of our revenues, respectively. Two customers accounted for 13.8% and 11.7% of our total revenues for the three months ended September 30, 2011. One customer accounted for 14.8% of our total revenues for the nine months ended September 30, 2011. Two customers accounted for 16.7% and 16.3% of our total revenues for the three months ended September 30, 2010. Three customers accounted for 15.2%, 15.2% and 10.2% of our total revenues for the nine months ended September 30, 2010.

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

As of September 30, 2011, we had a total of 33 full-time employees in Sunnyvale, California, 317 full-time employees in Taiwan, and 866 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:
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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.8 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively. Our total research and development expenses were approximately $2.4 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively. While we expect that our research and development expenses will remain relatively flat in the last quarter of 2011, we may in the future make additional investments in research and development and these investments could be substantial.

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

Current and future demand for our products depends on the continued growth of the Internet and the communications industry, which is experiencing consolidation, realignment, and fluctuating demand for fiber optic products.

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

Because we experience long lead times for materials and components, we may not be able to effectively manage our inventory levels or manufacturing capacity, which could harm our operating results.

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

Dated: November 10, 2011

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