Form 10-K
period 2011-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2012-03-16
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 30, 2011) was approximately $51,377,462.

As of March 2, 2012 there were 8,829,176 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2012 Annual Meeting of Stockholders to be held on May 18, 2012.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2011 FORM 10-K

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

     The following is a discussion of our current product offerings.

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

Intellectual Property

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2011, we had 62 United States patents issued or assigned to us and had 24 United States patent applications pending. Our 62 U.S. patents expire between September 2013 and June 2028. We also have 15 foreign patents issued, and 3 foreign patent applications pending. Our foreign patents issued will expire between January 2012 and December 2029. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

     From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2011, we were not aware of infringement claims or litigation pending against us.

Customers

     We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2011, we sold our products to more than 200 customers. One customer accounted for 14.3% of our revenues in the year ended December 31, 2011. Two customers accounted for 16.1% and 14.6% of our revenues in the year ended December 31, 2010. The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2011	2010
Revenues
North America	$22,929	$20,416
Europe	7,470	11,624
Asia	11,621	13,366
	$42,020	$45,406

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

     Our principal competitors in the components market include Oclaro Inc., DiCon Fiberoptics, JDS Uniphase Corp., Oplink Communications, Inc., Senko Advanced Components and Tyco Electronics Corporation. We estimate that we had approximately 20 competitors in the components market as of December 31, 2011. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

     As of December 31, 2011, we had a total of 65 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing, and software experience in optical components, interfaces and systems.

     Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $3.2 million for the years ended December 31, 2011 and 2010, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Employees

     As of December 31, 2011, we had 1,037 full-time employees, including 33 located in the United States, 309 in Taiwan and 695 in China. Of our 1,037 full-time employees, 65 are engaged in research and development, 870 are engaged in manufacturing production, 25 are engaged in sales, marketing, application support and customer service, and 77 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

     We had net income of approximately $4.4 million and $6.0 million in the year ended December 31, 2011 and 2010, respectively. Although we generated a profit in these two fiscal years, we may not be able to sustain profitability in the future. Although our cash, cash equivalents, short-term investment and long-term investments increased in 2011, we may experience negative cash flows again in the future. As of December 31, 2011, we had an accumulated deficit of approximately $53.4 million.

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

     Sales of our connectivity products accounted for 74.8% and 69.1% of our revenues in the fiscal years ended December 31, 2011 and 2010, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

     In the years ended December 31, 2011 and 2010 our 10 largest customers comprised 63.7% and 67.1% of our revenues, respectively. One customer accounted for 14.3% of our total revenues for the year ended December 31, 2011. Two customers accounted for 16.1 % and 14.6% of our total revenues for the year ended December 31, 2010, respectively.

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

     As of December 31, 2011, we had a total of 33 full-time employees in Sunnyvale, California, 309 full-time employees in Taiwan, and 695 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

     The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $3.2 million for each of the years ended December 31, 2011 and 2010. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenues from such efforts.

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

     The United States economy has experienced and continues to experience significant fluctuations in consumption and demand. During the past several years, telecommunication companies have mostly decreased their spending, which has resulted in excess inventory, overcapacity and a decrease in demand for our products. We may experience further decreases in the demand for our products due to a weak domestic and international economy and the impact of the current financial and economic crisis here and abroad as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political and economic instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Senior Vice President of Sales and Marketing; Wei-shin Tsay, our Senior Vice President of Product Development; Anita Ho, our Acting Chief Financial Officer, and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary and at our facility in China. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time.

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

     In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2012 to December 2014. In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

     We lease a 132,993 square foot facility in Shenzhen, China, which lease will expire in October 2014.

     We believe that our facilities are adequate to meet our requirements for the near term and that additional or replacement space, when needed, will be available on commercially reasonable terms.

Item 3. Legal Proceedings

     From time to time we may be involved in litigation relating to claims arising in the ordinary course of business. As of the date of this Form 10-K, there are no material legal proceedings pending against us or, to the best of our knowledge, threatened against us.

Item 4. Mine Safety Disclosures

     Not applicable.

Executive Officers of the Registrant

     Our executive officers as of December 31, 2011 were as follows:

     Peter C. Chang, 54, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

     David A. Hubbard, 52, has served as our Executive Vice President, Sales and Marketing since January 2011. Prior to that, Mr. Hubbard served as Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995 Mr. Hubbard held several product line and business management positions at Tyco Electronics/AMP inc. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

     Wei-Shin Tsay, Ph.D., 60, has served as our Senior Vice President, Product Development since August 2000. From 1996 through August 2000, Dr. Tsay held various management positions in engineering, operations, and marketing at JDS Uniphase. From 1994 through 1996, Dr. Tsay held various product management positions at Lucent Microelectronics/Optoelectronics Strategic Business Unit. From 1982 through 1994, Dr. Tsay held various engineering and technical management positions at Bell Labs. Dr. Tsay received an M.S. in Manufacturing Systems Engineering from Lehigh University, a Ph.D. in physics from the University of Rochester and a B.S. in Physics at the National Tsing-Hua University in Hsin-Chu, Taiwan. Dr. Tsay is currently on a leave of absence and ceased being an executive officer in February, 2012.

     Anita K. Ho, 65, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

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

	High	Low
2011
First Quarter	$20.59	$9.35
Second Quarter	$11.29	$7.57
Third Quarter	$9.19	$7.06
Fourth Quarter	$8.96	$7.03

2010
First Quarter	$8.25	$5.65
Second Quarter	$8.20	$6.15
Third Quarter	$9.20	$7.05
Fourth Quarter	$15.85	$8.25

     As of March 2, 2012, our common stock was held by 52 stockholders of record (not including beneficial holders of common stock held in street name). We declared a cash dividend of $0.02 per share, in 2009 which was paid in 2010. The Company does not anticipate paying any additional dividends in the foreseeable future.

Stock Repurchase Program

     On November 30, 2011, we announced a program to repurchase up to $6 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of March 2, 2012, approximately $5.0 million is remaining under this repurchase program. The duration of the repurchase program is open-ended.

     The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the month ended December 31, 2011:

Maximum
Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
December 1 - December 31, 2011	41,487	$7.8228	41,487	$5,675,456
Total	41,487	$7.8228	41,487	$5,675,456

* Represents dollar amount

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

Critical Accounting Policies and Estimates

     There have been no significant changes in the Company’s critical accounting policies during the twelve months ended December 31, 2011 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC.

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

Stock-based Compensation Expense

     Stock-based compensation expense recognized under Accounting Standards Codification (“ASC”) 718 was $0.8 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively, as determined by the Black-Scholes valuation model and represents stock-based compensation expense related to share based compensation arrangements under our stock option plan and our Employee Stock Purchase Plan, or ESPP.

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

Short-Term and Long-Term Investments

     We generally invest our cash in certificates of deposit, corporate bonds and commercial paper. Such investments are made in accordance our investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified in light of trends in yields and interest rates.

Valuation of Long-Lived Assets

     We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

     We adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. It is our policy to record income tax interest and penalties in the income tax provision. We did not have any material unrecognized tax benefits or uncertain tax positions at December 31, 2011 or 2010.

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

     We market and sell our products predominantly through our direct sales force. From our inception through December 31, 2011, we derived the majority of our revenues from our connectivity product line. Our optical passive products contributed as a percentage of revenues 25.2% and 30.9% for the years ended December 31, 2011 and 2010, respectively. In the years ended December 31, 2011 and 2010, our 10 largest customers comprised 64% and 67% of our revenues, respectively. One customer accounted for 14.3% of our revenues in 2011. Two customers accounted for 16.1% and 14.6% of our revenues in 2010, respectively. Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

  changes in manufacturing volume;

  costs incurred in establishing additional manufacturing lines and facilities;

  inventory write-downs and impairment charges related to manufacturing assets;

  mix of products sold;

  changes in our pricing and pricing by our competitors;

  mix of sales channels through which our products are sold; and

  mix of domestic and international sales.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2012.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2011 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing successful relationships with a variety of key customers.

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

     In December 2000, we established a wholly owned subsidiary, Alliance Fiber Optic Products, in the People’s Republic of China, which we have developed as a manufacturing facility. We commenced production at this facility in the third quarter of 2003.

Results of Operations

     The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues:	68.0	65.8
Gross profit	32.0	34.2

Operating expenses:
Research and development	7.6	7.1
Sales and marketing	5.5	5.3
General and administrative	9.9	8.4
Total operating expenses	23.0	20.8

Income from operations	9.0	13.4
Interest and other income, net	1.3	1.0
Net Income before tax	10.3	14.4
Income tax	(0.2)	1.2
Net Income	10.5%	13.2%

Comparison of Fiscal Year 2011 and Fiscal Year 2010

     Revenues. Revenues were $42.0 million and $45.4 million for the years ended December 31, 2011 and 2010, respectively. Connectivity products revenue remained flat at $31.4 million in 2011 and 2010, respectively. Optical passive products revenue decreased to $10.6 million in 2011 from $14.0 million in 2010. Revenues decreased mainly due to lower average selling prices and decreased orders for our products by our customers which resulted in lower volume shipments.

     Cost of Revenues. Cost of revenues in the year ended December 31, 2011 decreased to $28.6 million from $29.9 million in fiscal year 2010. Cost of revenues as a percentage of net revenues increased to 68.0% in the year ended December 31, 2011 from 65.8% in fiscal year 2010. The decrease of cost of revenues in 2011 was mainly due to decreased volume of products sold.

     Gross Profit. Gross profit for the year ended December 31, 2011 was $13.4 million, or 32.0% of revenues, compared with gross profit of $15.5 million, or 34.2% of revenues, in fiscal year 2010. The connectivity products gross profit increased to $11.9 million in 2011 from $11.6 million in 2010. The optical passive products gross profit decreased to $1.5 million in 2011 from $3.9 million in 2010. For the year ended December 31, 2011, the utilization of our factories was lower due to the decreased volume shipments of our products, which contributed to lower gross margins. We expect our gross profit as a percentage of revenues in 2012 to remain at levels similar to 2011 levels. However, our average selling prices are declining, which we believe will negatively impact our gross profit and may offset any benefits from improved absorption.

     Research and Development Expenses. Research and development expenses remained the same at $3.2 million in the years ended December 31, 2011 and 2010, respectively. As a percentage of revenues, research and development expenses increased to 7.6% in 2011 from 7.1% in 2010 as a result of decreased revenues. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts.

     Sales and Marketing Expenses. Sales and marketing expenses decreased to $2.3 million in the year ended December 31, 2011 from $2.4 million in fiscal year 2010. The lower sales and marketing expenses were due to lower bonuses and commissions as a result of lower revenues. As a percentage of revenues, sales and marketing expenses increased to 5.5% in 2011 from 5.3% in 2010 as a result of decreased revenues. We intend to continue to invest amounts similar to our spending levels in 2011 in our sales and marketing efforts, both domestically and internationally, as we work to increase market awareness and to generate additional sales of our products.

     General and Administrative Expenses. General and administrative expenses increased to $4.1 million in the year ended December 31, 2011 from $3.8 million in fiscal year 2010. The higher general and administrative expenses were mainly due to higher stock based compensation charges. As a percentage of revenues, general and administrative expenses increased to 9.9% in 2011 from 8.4% in 2010 as a result of decreased revenues. We expect general and administrative expenses will increase to support growth in our business, and costs associated with SOX 404 compliance.

     Stock-Based Compensation. Total stock-based compensation was $0.8 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

     Interest and Other Income, Net. Interest and other income, net, was $0.6 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates.

     Provision for Taxes. Our effective alternative minimum tax, or AMT, rate was 20% for federal and 6.7% for state in the year ended December 31, 2011. Income tax benefit was $0.06 million and income tax expense was $0.56 million for the year ended December 31, 2011 and 2010, respectively. The credit for the twelve months ended December 31, 2011 was due to the reversal of over accrual for California state tax in 2010.

     Under a California tax law, effective retroactively to the beginning of 2008, our net operating loss, or NOL, deduction was suspended for 2011. Beginning in 2008, the carryforward period for NOLs is extended from 10 to 20 years. Beginning in 2013, we are permitted to carry back NOLs for two years. Carrybacks are limited to 50% of NOLs for 2011 and 75% for 2012.

     As of December 31, 2011, we had approximately $27.6 million and $20.4 million of net operating loss carryforwards for federal and state tax purposes, respectively, which will expire after 2022 for federal and after 2017 for state purposes, if not utilized. We have provided a full valuation allowance against our net deferred tax assets because realization of our deferred tax assets is uncertain due to our history of losses.

Liquidity and Capital Resources

Comparison of Fiscal Year 2011 and Fiscal Year 2010

     Net cash provided by operating activities was $5.7 million and $5.4 million in 2011 and 2010, respectively. The increase in our cash provided by operating activities in 2011 was primarily due to a decrease in inventory of $0.8 million, a decrease in accounts receivable of $0.6 million, and contribution from adjustments for non-cash charges, including depreciation and stock based compensation of $0.8 million. These were offset by a decrease in net income of $1.6 million, a decrease in accounts payable of $1.3 million and a decrease in accrued expenses of $1.0 million. The increase in our cash provided by operating activities in 2010 was primarily due to an increase in net income of $4.6 million, an increase in accounts payable of $1.2 million, and an increase in accrued liabilities of $1.7 million, which was offset by an increase in inventory of $2.5 million, and an increase in accounts receivable of $2.3 million.

     Cash used in investing activities was $0.2 million and $7.3 million in 2011 and 2010, respectively. In 2011, we spent $1.6 million to acquire property and equipment and $10.1 million in purchases of long-term investments, which was offset in part by net proceeds from the sale of short-term securities of $11.5 million. In 2010, we spent $3.8 million to acquire property and equipment and the net purchase of short-term securities was $3.6 million.

     Cash generated by financing activities was $0.4 million and $0.3 million in 2011 and 2010, respectively. Cash generated by financing activities in 2011 and 2010 was comprised of proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our ESPP, which was offset by payment of a cash dividend in 2010 and repayment of bank borrowings. We used $0.3 million to repurchase our common stock in 2011.

     Between November 2004 and September 2007, we entered into two mortgage loans of $0.7 million total with an interest rate of 3.20% and three equipment loans of $0.7 million total with an interest rate of 3.68% in Taiwan, of which two of the equipment loans have matured and were paid off in 2010. The outstanding loans are secured by the building and equipment we own in Taiwan.

     Our principal source of liquidity as of December 31, 2011 consisted of $13.8 million in cash and cash equivalents, $25.8 million interest bearing marketable securities, and $10.1 in long-term investments. We believe that our current cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to those of the holders of our common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce our research and development and marketing expenses. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

     Our long-term debt obligations are for principal and interest on two mortgage loans and one equipment loan from a financial institution in Taiwan.

     In July 2004, we moved into our corporate headquarters in Sunnyvale, California. The lease had a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

     In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2012 to January 2013. In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

     We lease a 132,993 square foot facility in Shenzhen, China which lease will expire in October 2014.

     The following summarizes our contractual obligations at December 31, 2011 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
Debt Obligations Including Interest Payments	$233	$101	$132	$-	$-
Operating Lease Obligations	1,630	652	748	230	-
Total	$1,863	$753	$880	$230	$-

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

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. (the “Company”) as of December 31, 2011 and December 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc., as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP

Marcum LLP
San Francisco, California
March 16, 2012

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$13,820	$8,040
Short-term investments	25,768	37,320
Accounts receivable, net	6,630	7,224
Inventories, net	6,763	7,439
Prepaid expense and other current assets	714	733
Total current assets	53,695	60,756

Long-term investments	10,098	-
Property and equipment, net	7,718	7,523
Other assets	162	170
Total assets	$71,673	$68,449

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,647	$4,931
Accrued expenses	3,624	4,633
Current portion of bank loan	97	104
Total current liabilities	7,368	9,668

Long-term liabilities:
Bank loan	129	231
Other long-term liabilities	562	546
Total long-term liabilities	691	777
Total liabilities	8,059	10,445

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, par value $0.001: 5,000,000 shares authorized;
no shares issued and outstanding at December 31, 2011 and 2010,
respectively	-	-
Common stock, par value $0.001: 20,000,000 shares authorized;
8,891,219 and 8,793,636 shares issued and outstanding at
December 31, 2011 and 2010, respectively	9	9
Additional paid-in-capital	114,957	113,707
Accumulated deficit	(53,353)	(57,784)
Accumulated other comprehensive income	2,001	2,072
Total stockholders' equity	63,614	58,004
Total liabilities and stockholders' equity	$71,673	$68,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Income
(in thousands, except per share data)

	Years Ended December 31,
	2011	2010
Revenues	$42,020	$45,406
Cost of revenues	28,578	29,872
Gross profit	13,442	15,534
Operating expenses:
Research and development	3,181	3,218
Sales and marketing	2,306	2,406
General and administrative	4,141	3,811
Total operating expenses	9,628	9,435
Income from operations	3,814	6,099
Interest and other income, net	553	468
Net income before tax	4,367	6,567
Income tax	(64)	555
Net income	$4,431	$6,012
Net income per share:
Basic	$0.50	$0.70
Diluted	$0.49	$0.69
Shares used in computing net income per share:
Basic	8,867	8,580
Diluted	9,109	8,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,431	$6,012
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,513	1,113
Amortization of stock based compensation	762	256
Loss on disposal of property and equipment	19	24
Provision for inventory valuation	(111)	111
Changes in assets and liabilities:
Accounts receivable	594	(2,272)
Inventories	787	(2,566)
Prepaid expenses and other current assets	19	(218)
Other assets	8	63
Accounts payable	(1,285)	1,231
Accrued expenses	(1,009)	1,660
Other long-term liabilities	17	37
Net cash provided by operating activities	5,745	5,451

Cash flows from investing activities:
Purchase of short-term investments	(14,893)	(31,100)
Proceeds from sales and maturities of short-term investments	26,425	27,539
Purchase of long-term investments	(10,098)	-
Purchase of property and equipment	(1,635)	(3,782)
Net cash used in investing activities	(201)	(7,343)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	414	398
Proceeds from the exercise of common stock options	399	889
Repurchase of common stock	(325)	-
Payment of dividends	-	(849)
Repayment of bank borrowings	(95)	(117)
Net cash provided by financing activities	393	321

Effect of exchange rate changes on cash and cash equivalents	(157)	1,086
Net increase (decrease) in cash and cash equivalents	5,780	(485)
Cash and cash equivalents at beginning of year	8,040	8,525
Cash and cash equivalents at end of year	$13,820	$8,040

Supplemental disclosure of cash flow information:
Cash paid for interest	$(9)	$(9)
Cash paid for income taxes	$(98)	$(76)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficits)	Income/(Loss)	Total
Balance at December 31, 2009	8,489	$8	$111,196	$969	$(63,796)	$562	$48,939
Deferred stock-based compensation	-	-	-	256	-	-	256
Issuance of stock on exercise of options	200	1	888	-	-	-	889
Issuance of stock purchased through ESPP	104	-	398	-	-	-	398
Comprehensive Income:
Net income for the year	-	-	-	-	6,012	-	6,012
Unrealized gain on short-term investments	-	-	-	-	-	12	12
Currency translation adjustments	-	-	-	-	-	1,498	1,498
Comprehensive Income
Balance at December 31, 2010	8,793	9	112,482	1,225	(57,784)	2,072	58,004
Deferred stock-based compensation		-	-	762	-	-	762
Issuance of stock on exercise of options	77	-	399	-	-	-	399
Issuance of stock purchased through ESPP	55	-	414	-	-	-	414
Repurchase of common sstock	(35)	-	(325)	-	-	-	(325)
Comprehensive Income:
Net income for the year	-	-	-	-	4,431	-	4,431
Unrealized loss on short-term investments	-	-	-	-	-	(19)	(19)
Currency translation adjustments	-	-	-	-	-	(52)	(52)
Comprehensive Income	-	-	-	-	-	-
Balance at December 31, 2011	8,890	$9	$112,970	$1,987	$(53,353)	$2,001	$63,614

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

Cash, cash equivalents, short-term and long-term investments

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash deposited in money market, certificate of deposit, and checking accounts.

     The Company accounts for its investments under the provisions of Accounting Standards Codification (“ASC”) 320 “Investments - Debt and Equity Securities.” Investments in highly liquid financial instruments with remaining maturities greater than three months and maturities of less than one year are classified as short-term investments. Financial instruments with remaining maturities greater than one year are classified as long-term investments. Investments in related party companies are included in “Other Assets” in the Consolidated Balance Sheets. All investments are classified as available-for-sale and are reported at fair value using the specific identification method with net unrealized gain/(loss) reported, net of tax as other comprehensive gain/(loss) in stockholders’ equity. The fair value of the Company’s available-for-sale securities are based on quoted market prices or other methodologies for those investments with no quoted market prices at the balance sheet dates.

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

Property and equipment

     Property and equipment is stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to five years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $1.5 million in 2011 and $1.1 million in 2010.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

     Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Such adjustments, which are recorded against revenue in the period, could be material. The Company accrued $0.02 million for warranty reserves as of December 31, 2011 and 2010, respectively.

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

Income taxes

     The Company accounts for income taxes in accordance with ASC 740 which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

     The Company adopted ASC 740 which utilizes a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. The Company has elected to include interest and penalties related to its tax contingencies in income tax expense. The adoption of this interpretation had no material impact and there were no accruals for interest and penalties related to uncertain tax position at the inception date through December 31, 2011. The Company files a U.S. federal tax return and a return with the State of California. The Company has determined that its major tax jurisdictions are the United States and California. The tax years of 2007 through 2011 remain open and subject to examination by the appropriate governmental agencies in the United States or California.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

     In June 2011, the FASB issued guidance amending the presentation requirements for comprehensive income. For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Upon adoption, the Company will have the option to report total comprehensive income, including components of net income and components of other comprehensive income, as a single continuous statement or in two separate but consecutive statements. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

2. Stockholders’ Equity

     Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2011. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

     Common Stock. On April 28, 2011, the Company amended its Amended and Restated Certificate of Incorporation to decrease the number of shares of common stock authorized for issuance from 80,000,000 to 20,000,000. On August 27, 2010, the Company effected a 1-for-5 reverse split of its outstanding common stock, pursuant to previously obtained stockholder authorization. The number of authorized shares of common stock was not changed. The reverse stock split reduced the Company’s issued and outstanding shares of common stock as of August 27, 2010 from approximately 42,928,188 shares to approximately 8,585,633 shares. All share and per share numbers reflect the reverse split and were applied on a retroactive basis.

     Stockholder Rights Plan. On March 10, 2011, the Board of Directors entered into an Amended and Restated Rights Agreement (the “Restated Rights Plan”), which amended and restated the original rights agreement dated as of May 29, 2001 (the “Original Agreement”). In connection with the adoption of the Original Agreement, one preferred stock purchase right (a “Right”) was distributed for each outstanding share of common stock. Since the occurrence of a one-for-five reverse split of the common stock at the close of business on August 7, 2010, five Rights had been associated with each outstanding share of common stock. The Restated Rights Plan restores the initial one Right per share of common stock ratio of the Original Agreement, but is also subject to adjustment as provided in the Restated Rights Plan. Rights continue to be attached to all outstanding shares of common stock, and no separate Rights certificates have been distributed.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     Rights will separate from the common stock and a "Distribution Date" will occur upon the earliest of the following: (i) a public announcement that a person, entity or group of affiliated or associated persons and/or entities (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of fifteen percent (15%) or more of the outstanding shares of common stock (other than (A) as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders, (B) the Company, any subsidiary of the Company or any employee benefit plan of the Company or any subsidiary, (C) Foxconn Holding Limited (which owned in excess of fifteen percent (15%) of the outstanding shares of common stock when the Original Agreement was implemented), so long as such entity, together with its affiliated or associated persons and/or entities, does not increase its beneficial ownership by more than one percent (1%) of the outstanding shares of common stock above the percentage held in May 2001 (or such lesser percentage as may result following any transfer of securities after such date until Foxconn beneficially owns less than fifteen percent (15%) of the outstanding shares of common stock)) and (D) certain other instances set forth in the Restated Rights Plan); or (ii) ten (10) business days (unless such date is extended by the Board of Directors) following the commencement of a tender offer or exchange offer which would result in any person, entity or group of affiliated or associated persons and/or entities becoming an Acquiring Person (unless such tender offer or exchange offer is a Permitted Offer as defined in the Restated Rights Plan). As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Rights Certificates") will be mailed to holders of record of the common stock as of the close of business on the Distribution Date, and the separate Rights Certificates alone will evidence the Rights.

     The Rights are not exercisable until the Distribution Date. The Rights will expire on the earliest of (i) May 29, 2021, (ii) consummation of a merger transaction with a person, entity or group who (x) acquired common stock pursuant to a Permitted Offer and (y) is offering in the merger the same price per share and form of consideration paid in the Permitted Offer or (iii) redemption or exchange of the Rights by the Company as described in the Amended Rights Plan.

3. Stock-based Compensation

     The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the 2000 Employee Stock Purchased Plan (“ESPP”) prior to June 30, 2010 was determined using the Binomial Lattice Model. The Company adopted the Black-Scholes valuation model for stock options granted and stock purchased pursuant to the ESPP after June 30, 2010. The Company believes that the Black-Scholes model is more appropriate in determining fair value of its stock-based compensation and does not differ materially from the previous valuation model used.

     At December 31, 2011, the Company had one stock-based compensation plan, the 2000 Stock Incentive Plan, which is described below.

     In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 300,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 340,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2011, because the Board determined there were enough shares available for issuance in 2011 pursuant to the Plan. Stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

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

     Under the 2000 Stock Incentive Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year or five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

     During the year ended December 31, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the year ended December 31, 2011 was approximately $0.4 million. At December 31, 2011, there was $2.1 million of unrecognized compensation cost related to RSUs, of which $0.5 million is expected to be realized over two years and $1.6 million is expected to be realized over five years.

     Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant.

     The following information relates to stock option activity for the year ended December 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2010	920,040	$7.27
Granted	-	-
Exercised	(77,100)	5.17
Forfeited	(18,660)	16.31
Outstanding at December 31, 2011	824,280	$7.26	4.95 Years	$940,111
Vested and expected to vest at December 31, 2011	817,576	$7.25	4.92 Years	$939,684
Exercisable at December 31, 2011	676,461	$7.09	4.15 Years	$929,635

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2010 and 2011and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011 and 2010. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2011 and 2010 were $0.2 million and $2.2 million, respectively.

     The dividend rate was 0% for the years ended December 31, 2011 and 2010.

     Cash received from option exercises during the year ended December 31, 2011 and 2010 was approximately $0.4 million and $0.9 million, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     Information relating to stock options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	As of 12/31/11	Term	Price	As of 12/31/11	Price
$2.00 - $4.40	16,550	4.54	$3.63	15,883	$3.60
$4.50 - $4.50	138,080	3.86	$4.50	138,080	$4.50
$4.55 - $4.80	138,150	2.91	$4.69	138,150	$4.69
$5.95 - $7.80	137,100	2.87	$7.59	132,099	$7.65
$7.95 - $7.95	157,000	8.56	$7.95	39,249	$7.95
$8.25 - $12.05	237,400	5.62	$9.96	213,000	$10.08
	824,280	4.95	$7.26	676,461	$7.09

     Options exercisable as of December 31, 2011 and 2010 were 676,461 and 705,068 at an average exercise price of $7.09 and $7.03 per share, respectively.

Employee Stock Purchase Plan

     In November 2000, the Company adopted its ESPP. The Company reserved 300,000 shares of common stock for issuance under the ESPP. The ESPP was amended and restated in 2010. On April 29, 2011, the stockholders approved an increase by 300,000 in the number of shares of common stock available for issuance. On the first day of January of each year beginning January 1, 2001 through December 31, 2010, additional shares of common stock were reserved for issuance under the ESPP as determined by the Board of Directors. The ESPP limited the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 200,000 shares. The ESPP provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 55,184 and 104,398 shares were issued under the ESPP in 2011 and 2010, respectively.

     The following information relates to the ESPP:

	2011	2010
Weighted average fair value per share of shares purchased	$7.51	$3.82
Total compensation expense for ESPP	$168,660	$168,123
Total amount of cash received from the purchase of stock through ESPP	$414,465	$398,329
Total intrinsic value of ESPP stock purchased at December 31st	$8,244	$1,238,203

     There were 304,466 shares available for future issuance under the ESPP as of December 31, 2011.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Years Ended December 31,
	2011	2010
Included in cost of revenue	$99	$85
Included in operating expenses:
Research and development	75	32
Sales and marketing	177	38
General and administrative	411	101
Total	663	171
Total stock-based compensation expense	$762	$256

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

     The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010
Numerator:
Net income attributable to common stockholders	$4,431	$6,012

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	8,867	8,580
Diluted	9,109	8,759

Net income per share attributable to common stockholders:
Basic	$0.50	$0.70
Diluted	$0.49	$0.69

     The following outstanding options that were out-of-the money were excluded from the computation of diluted net income per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2011	2010
Options to purchase common stock	242	256

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

5. Balance Sheet Components (in thousands)

	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$1,338	$2,846
Money market instruments and funds	12,482	5,194
	$13,820	$8,040

Accounts receivable, net:
Accounts receivable	$6,751	$7,345
Less: Allowance for doubtful accounts and sales returns	(121)	(121)
	$6,630	$7,224

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$121	$121
Utilized	-	-
Balance at end of year	$121	$121

Inventories, net:
Finished goods	$2,263	$2,211
Work-in-process	2,475	2,713
Raw materials	2,025	2,515
	$6,763	$7,439

Accrued expenses:
Compensation Costs	$2,547	$3,334
Professional fees	50	35
Outside commission	215	309
Royalties	39	32
ESPP	104	102
Deferred rent	85	(2)
Warranty	19	20
Operating related (Taiwan and China)	312	416
Income tax	56	188
Others	197	199
	$3,624	$4,633

Other long-term liabilities:
Accrued pension liability (Taiwan)	$541	$528
Other liabilities	21	18
	$562	$546
Accumulated other comprehensive Income:
Cumulative translation adjustments	$2,008	$2,060
Unrealized gain on short-term investments	(7)	12
	$2,001	$2,072

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

6. Property and Equipment, Net

	December 31,
(in thousands)	2011	2010
Machinery and equipment	$14,204	$13,022
Furniture and fixtures	619	585
Leasehold improvements	770	1,213
Building and equipment prepayments	1,187	1,366
	$16,780	$16,186
Less: Accumulated depreciation	(9,062)	(8,663)
Total property and equipment, net	$7,718	$7,523

7. Income Taxes

     The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Income subject to domestic income taxes only	$4,419	$3,054
Income (loss) subject to foreign income taxes only	(52)	3,514
Total	$4,367	$6,568

     The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2011	2010
Statutory federal income tax rate	(34.0)%	(34.0)%
State income tax	(5.9)	(5.9)
Stock compensation	0.9	0.7
Deferred compensation	(1.6)	-
Net operating loss carryforward	37.0	20.1
Minimum tax	(2.2)	(4.3)
Foreign tax differential	3.1	12.8
Research and development credits	1.7	0.2
Investment credits	4.6	3.5
Valuation allowance	(4.9)	(3.8)
Other	2.8	2.2
Effective tax rate	1.5%	(8.5)%

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$10,481	$12,175
Credit carryforwards	1,879	2,021
Depreciation and amortization	(4)	(2)
Stock compensation	487	322
Accruals and allowances	554	733
Total	13,397	15,249
Less: valuation allowances	(13,397)	(15,249)
Net deferred tax assets	$-	$-

	Years Ended December 31,
	2011	2010
Valuation allowances on deferred tax assets:
Balance at beginning of year	$15,249	$16,725
Addition	-	-
Utilized	(1,852)	(1,476)
Balance at end of year	$13,397	$15,249

     The components of income tax provisions by jurisdiction are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Federal	$85	$39
State	(220)	192
Foreign	71	325
	$(64)	$556

     Based upon the weight of available evidence, which includes the Company’s historical operating performance and the accumulated deficit, the Company provided a full valuation allowance against net deferred tax asset.

     For those foreign subsidiaries where the Company intends to permanently reinvest earnings, no U.S. income or foreign tax withholding has been provided for in deferred income taxes.

     As of December 31, 2011, the Company has a net operating loss carryforward of approximately $27.6 million for federal and $20.4 million for state tax purposes. If not utilized, these carryforwards will begin to expire after 2022 for federal and after 2017 for state purposes.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     As of December 31, 2011, the Company has research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2019. The California tax credit can be carried forward indefinitely.

     Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situation where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted. The Company has concluded no change in stock ownership has occurred during the year.

8. Concentrations of Certain Risks

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term and long-term investments and accounts receivable. The Company limits the amount of deposits in any one financial institution and any one financial instrument. The Company invests its excess cash principally in certificates of deposit, debt instruments issued by high-credit quality financial institutions and corporations and money market accounts with financial institutions in the United States.

     The Company performs periodic credit evaluations of its customers’ financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

     One customer accounted for 16.3% and 23.6% of the Company’s accounts receivable at December 31, 2011 and 2010, respectively.

     One customer accounted for 14.3% of revenues in the year ended December 31, 2011. Two customers accounted for 16.1% and 14.6% of revenues in the year ended December 31, 2010, respectively.

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

     The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2011	2010
Revenues
North America	$22,929	$20,416
Europe	7,470	11,624
Asia	11,621	13,366
	$42,020	$45,406

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2011	2010
Revenues
Connectivity Products	$31,411	$31,362
Optical Passive Products	10,609	14,044
	$42,020	$45,406

	Years Ended December 31,
	2011	2010
Property and Equipment, net
United States	$91	$79
Taiwan	3,491	3,589
China	4,136	3,855
	$7,718	$7,523

10. Commitments and Contingencies

Litigation

     From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements

     The Company had no off-balance sheet arrangements as of December 31, 2011 and 2010, respectively.

Indemnification and Product Warranty

     The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements. As of December 31, 2011, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

     The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million warranty reserves as of December 31, 2011 and 2010, respectively.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Operating Leases

     The Company leases certain office space under long-term operating leases expiring at various dates through 2016. Total rent expense under these operating leases was approximately $0.6 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively.

     Total future minimum lease payments under operating leases as of December 31, 2011 are summarized below (in thousands):

Years ending December 31,
2012	$652
2013	397
2014	351
2015	212
2016 and after	18
Total	$1,630

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

     Payments due under bank loans as of December 31, 2010 are as follows (in thousands)

Years ending December 31,
2012	$101
2013	80
2014	52
Total payment	233
Less: Amounts representing interest	(7)
Present value of net remaining payments	226
Less: current portion	(97)
Long-term portion	$129

12. Related Party Transactions

     As of December 31, 2011, based on information filed with the SEC, Foxconn Holding Limited was a holder of 18.0% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $0.02 million and four thousand dollars in the years ended December 31, 2011 and 2010, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $1.3 million and $2.3 million in the years ended December 31, 2011 and 2010 respectively. Amounts due from Hon Hai Precision Company Limited were $0 and four thousand dollars at December 31, 2011 and 2010, respectively. Amounts due to Hon Hai Precision Company Limited were $0.4 million and $0.5 million at December 31, 2011 and 2010, respectively.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

     The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at December 31, 2011 and December 31, 2010 (in thousands) were as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$12,482	$12,482	$-	$-
Marketable Securities:
Time deposits	21,112	21,112	-	-
Corporate bonds	4,655	-	4,655	-
Long-term investments:
Time deposits	10,098	10,098	-	-
Total	$48,348	$43,692	$4,655	$-

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

     As of December 31, 2011, the Company held investments in corporate bonds, commercial paper, certificates of deposit, and money market securities. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments are comprised of corporate bonds, certificates of deposit and commercial paper with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

14. Subsequent Event

     The Company has evaluated subsequent events through the time of the filing of this report on Form 10-K. The Company is not aware of any significant events that occurred subsequent to the balance sheet date prior to the filing of this report that would have a material impact on the Company’s condensed consolidated financial statements.

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

     There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Based on the evaluation as of the end of the fiscal year 2011, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

Item 9B. Other Information

     Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Stockholders to be held on May 18, 2012 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

     The Company’s Board of Directors adopted a Code of Ethics for all of its directors and officers on March 24, 2004. The Company’s Code of Ethics is available on the Company’s website at http://www.afop.com. To date, there have been no waivers under the Company’s Code of Ethics. The Company will post certain waivers to or amendments of its Code of Ethics, as required by applicable law, on the Company’s website at http://www.afop.com.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information under the captions “Election of Directors — 2011 Director Compensation,” and “Executive Compensation,” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

     Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2011:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,097,280 (1)	$7.26	713,591 (2)
Equity compensation plans not
approved by security holders	-	-	-
Total	1,097,280	$7.26	713,591

(1) Includes 824,280 shares to be issued upon exercise of outstanding options and 273,000 shares of unvested RSUs granted under the 2000 Stock Incentive Plan.

(2) Includes:

     (i) 409,125 shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 340,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2011 because the Board determined there were enough shares available for issuance in 2011 pursuant to the Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

     (ii) 304,466 shares reserved for issuance under the Company’s ESPP. On April 29, 2011 the stockholders approved an increase by 300,000 the number of shares of Common Stock available for issuance. The number of shares reserved for issuance under the ESPP could be increased on the first day of the Company’s fiscal year from 2001 through 2010, by an amount as may be determined by the Board of Directors, or, if less, the lesser of 200,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     The information required by this item is incorporated by reference from the information contained under the caption “Election of Directors - Certain Relationships and Related Party Transactions”, and “Election of Directors – Board Structure, Independence, Meetings and Committees” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference from the information set forth under the caption “Ratification of Independent Registered Public Accountant—Principal Accountant Fees and Services” and “ — Pre-Approval Policies and Procedures” in the Proxy Statement.

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

Date: March 16, 2012
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

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer	March 16, 2012
Peter C. Chang	(Principal Executive Officer) and
Chairman

/s/ Anita K. Ho	Acting Chief Financial Officer	March 16, 2012
Anita K. Ho	(Principal Financial and Accounting
Officer)

/s/ Richard Black	Director	March 16, 2012
Richard Black

/s/ Gwong-Yih Lee	Director	March 16, 2012
Gwong-Yih Lee

/s/ Ray Sun	Director	March 16, 2012
Ray Sun

/s/ James C. Yeh	Director	March 16, 2012
James C. Yeh

EXHIBIT INDEX

Exhibit Number		Description of Document
3(i	).1

Integrated copy of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2011).

3(i	).2

Certificate of Designation of Series A Participating Preferred Stock of Alliance Fiber Optics Products, Inc. (incorporated by reference to Exhibit 3(i).2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(ii	).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

4.2

Amended and Restated Rights Agreement dated as of August 31, 2000 (Registration Rights) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.3

Amended and Restated Rights Agreement dated as of March 10, 2011 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A (File No. 000-31857)).

10.1		Reserved.

10.2	#

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.3	#

Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.4	#

Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.5	#***	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan (as amended and restated).

10.6		Reserved.

10.7	#

Form of Stock Option Agreement under the Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.8

Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

23.1		Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 53 of this Form 10-K)

31.1		Rule 13a–14(a) certification of Chief Executive Officer.

31.2		Rule 13a–14(a) certification of Acting Chief Financial Officer.

32.1	*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS	**	XBRL Taxonomy Instance Document

101.SCH	**	XBRL Taxonomy Schema Document

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document

101.LAB	**	XBRL Taxonomy Label Linkbase Document

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Definition Linkbase document

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

*** Filed herewith.

# Indicates management contract or compensatory plan or arrangement.