Form 10-Q
period 2012-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2012-05-14
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission File Number 0-31857

ALLIANCE FIBER OPTIC PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0554122
(State or other jurisdiction of	(I.R.S. employer
Incorporation or organization)	identification number)

275 Gibraltar Drive, Sunnyvale, California 94089
(Address of Principal Executive Offices)

(408) 736-6900
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ”large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

On April 30, 2012, 8,781,988 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,281	$13,820
Short-term investments	26,141	25,768
Accounts receivable, net	7,159	6,630
Inventories, net	6,376	6,763
Prepaid expense and other current assets	1,158	714
Total current assets	55,115	53,695

Long-term investments	10,141	10,098
Property and equipment, net	7,578	7,718
Other assets	170	162

Total assets	$73,004	$71,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,318	$3,647
Accrued expenses	3,360	3,624
Current portion of bank loan	93	97
Total current liabilities	7,771	7,368

Other long-term liabilities
Bank loan	112	129
Other long-term liabilities	584	562
Total long term liabilities	696	691
Total liabilities	8,467	8,059

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at March 31, 2012 and
December 31, 2011, respectively	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized;
8,806,090 and 8,891,219 shares issued and outstanding at
March 31, 2012 and December 31, 2011.	9	9
Additional paid-in-capital	114,451	114,957
Accumulated deficit	(52,432)	(53,353)
Accumulated other comprehensive income	2,509	2,001

Stockholders' equity	64,537	63,614

Total liabilities and stockholders' equity	$73,004	$71,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues	$10,535	$9,450
Cost of revenues	7,091	6,415
Gross profit	3,444	3,035
Operating expenses:
Research and development	807	718
Sales and marketing	675	550
General and administrative	1,082	1,028
Total operating expenses	2,564	2,296
Income from operations	880	739
Interest and other income, net	150	129
Net income before tax	1,030	868
Income tax	109	(153)
Net income	$921	$1,021
Cumulative translation adjustments	499	34
Unrealized gain (loss) on investments	9	(11)
Comprehensive income	$1,429	$1,044
Net income per share:
Basic	$0.10	$0.12
Diluted	$0.10	$0.11
Shares used in computing net income per share:
Basic	8,846	8,823
Diluted	9,085	9,258

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$921	$1,021
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	389	353
Amortization of stock-based compensation	247	83
Loss on disposal of property and equipment	3	-
Provision for inventory valuation	106	(105)
Changes in assets and liabilities:
Accounts receivable	(529)	710
Inventories	281	(433)
Prepaid expenses and other current assets	(444)	49
Other assets	(9)	(8)
Accounts payable	671	(147)
Accrued expenses	(264)	(1,403)
Other long-term liabilities	22	11
Net cash provided by operating activities	1,394	131

Cash flows from investing activities:
Purchase of short-term investments	(3,977)	(1,772)
Proceeds from sales and maturities of short-term investments	3,613	2,400
Purchase of long-term investments	(43)	-
Purchase of property and equipment	(149)	(552)
Net cash (used in) provided by investing activities	(556)	76

Cash flows from financing activities:
Proceeds from the exercise of stock options	95	236
Repurchase of common stock	(848)	-
Payment of bank loans	(28)	(28)
Net cash (used in) provided by financing activities	(781)	208

Effect of exchange rate changes on cash and cash equivalents	404	5
Net increase (decrease) in cash and cash equivalents	461	420
Cash and cash equivalents at beginning of period	13,820	8,040
Cash and cash equivalents at end of period	$14,281	$8,460

Supplemental disclosure of cash flow information:
Cash paid for interest	$(2)	$(2)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2012 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

Revenue Recognition

The Company recognizes revenue upon shipment of its products to customers, provided that it has received a purchase order, the price is fixed, collection of the resulting receivable is reasonably assured and transfer of title and risk of loss has occurred. Subsequent to the sale of products, the Company has no obligation to provide any modification or customization upgrades, enhancements or post contract customer support.

Allowance for Doubtful Accounts

Allowances are provided for estimated returns and potential uncollectable trade receivables. Provisions for return allowances are recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. The Company also identifies specific accounts considered to have a high risk of uncollectibility and reserves the full amount. Material differences may result in the amount and timing of revenue for any period than if management had made different judgments or utilized different estimates.

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

Concentrations of Risk

Connectivity products contributed 77.8% and 77.2% of the Company’s revenues for the quarters ended March 31, 2012 and 2011, respectively. Optical passive products contributed 22.2% and 22.8% of the Company’s revenues for the quarters ended March 31, 2012 and 2011, respectively.

In the three month ended March 31, 2012 and 2011, the Company’s top 10 customers comprised 62.2% and 60.9% of the Company’s revenues, respectively. For the three months ended March 31, 2012, no customer accounted for over 10% of the Company’s total revenues. For the three months ended March 31, 2011, one customer accounted for 16.7% of the Company’s total revenues. Amounts due from this customer were $1.4 million at March 31, 2011.

2. Recent Accounting Pronouncements

In January 2012, we adopted Accounting Standards Update (“ASU”) 2011-12 Comprehensive Income (topic 220) which required additional disclosures for comprehensive income. As permitted under this standard, we have elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard is required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirement between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 is effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

3. Stock-based Compensation

The Accounting Standards Council (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) prior to June 30, 2010 was determined using the Binomial Lattice Model. The Company adopted the Black-Scholes valuation model for stock options granted and stock purchased pursuant to the ESPP after June 30, 2010. The Company believes that the newly adopted model is more appropriate in determining fair value of its stock-based compensation and does not differ materially from the previous valuation model used.

At March 31, 2012, the Company had one stock-based compensation plan, the 2000 Stock Incentive Plan, which is described below.

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

Under the 2000 Stock Incentive Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year or five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the vesting term of each award.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the three months ended March 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2011	824,280	$7.26
Granted	59,000	7.76
Exercised	(19,000)	5.02
Forfeited	-	-

Outstanding at March 31, 2012	864,280	$7.34	5.08 Years	$2,071,663

Vested and expected to vest at March 31, 2012	864,280	$7.34	5.08 Years	$2,071,663

Exercisable at March 31, 2012	660,611	$7.15	3.94 Years	$1,743,511

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was $0.09 million and $0.2 million, respectively.

Expected dividend rate is 0% for both three month periods ended March 31, 2012 and 2011, respectively.

Cash received from option exercises during the three months ended March 31, 2012 and 2011 were $95,000 and $236,000, respectively. Such amounts are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the year ended December 31, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the year ended December 31, 2011 and March 31, 2012 was approximately $0.4 million and $0.2 million, respectively. At March 31, 2012, there was $1.9 million of unrecognized compensation cost related to RSUs, of which $0.4 million is expected to be realized over two years and $1.5 million is expected to be realized over five years. No RSUs were granted in the three months ended March 31, 2012.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended March 31,
	2012	2011
Included in cost of revenue	$26	$23
Included in operating expenses:
Research and development	27	8
Sales and marketing	59	15
General and administrative	135	37
Total	221	60
Total stock-based compensation expense	$247	$83

4. Inventories, net (in thousands)

	March 31,	December 31,
	2012	2011
Inventories
Finished goods	$1,952	$2,263
Work-in-process	2,414	2,475
Raw materials	2,010	2,025
	$6,376	$6,763

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$921	$1,021
Denominator:
Shares used in computing net income per share:
Basic	8,846	8,823
Diluted	9,085	9,258
Net income per share:
Basic	$0.10	$0.12
Diluted	$0.10	$0.11

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

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. It is the Company's accounting policy to record income tax interest and penalties in the income tax provision. The Company did not have any material unrecognized tax benefits or uncertain tax positions at March 31, 2012.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that might be required to make as a result of these agreements. As of March 31, 2012, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million for warranty reserves at each of March 31, 2012 and 2011.

Operating Leases:

The Company leases certain office space under long-term operating leases expiring at various dates through 2016.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2012 (remaining nine months of the year)	$515
2013	417
2014	358
2015	212
2016 and after	18
Total	$1,520

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

Payments due under the Company’s bank loans as of March 31, 2012 were as follows (in thousands):

Years ending December 31,
2012	76
2013	82
2014	53
Total payment	211
Less: Amounts representing interest	(6)
Present value of net remaining payments	205
Less: current portion	(93)
Long-term portion	$112

10. Related Party Transactions

As of March 31, 2012, based on information it filed with the SEC, Foxconn Holding Limited was a holder of 18.0% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Company Limited, who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Industry Company Limited were $16,900 and $6,500 in the quarters ended March 31, 2012 and 2011, respectively. Purchases of raw materials from Hon Hai Precision Company Limited were $0.3 million and $0.3 million in the quarters ended March 31, 2011 and 2010, respectively. Amounts due from Hon Hai Precision Company Limited were $17,066 and $6,500 at March 31, 2012 and 2011, respectively. Amounts due to Hon Hai Precision Company Limited were $0.4 million and $0.3 million at March 31, 2012 and 2011, respectively.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at March 31, 2012 (in thousands) was as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$13,168	$13,168	$-	$-
Marketable Securities:
Time deposits	21,528	21,528	-	-
Corporate bonds	4,613	-	4,613	-
Long-term investments:
Time deposits	10,141	10,141	-	-
Total	$49,450	$44,837	$4,613	$-

As of March 31, 2012, the Company held investments in corporate bonds, commercial paper, certificates of deposit, and money market securities. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments are comprised of corporate bonds, commercial paper and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues
North America	$5,994	$5,082
Europe	2,120	1,457
Asia	2,421	2,911
	$10,535	$9,450

	Three Months Ended March 31,
	2012	2011
Revenues
Connectivity Products	$8,191	$7,294
Optical Passive Products	2,344	2,156
	$10,535	$9,450

	March 31,	December 31,
	2012	2011
Property and Equipment
United States	$90	$91
Taiwan	3,425	3,491
China	4,063	4,136
	$7,578	$7,718

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of our cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to remain listed on the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We started selling our optical passive products in July 2000. Since their introduction, sales of optical passive products have fluctuated with the overall market for these products.

Our connectivity products contributed revenues of $8.2 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively. Our optical passive products contributed revenues of $2.3 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively. Our connectivity products contributed 77.8% and 77.2% of our revenues for the three months ended March 31, 2012 and 2011, respectively. Our optical passive products contributed 22.2% and 22.8% of our revenues for the three months ended March 31, 2012 and 2011, respectively.

In the three months ended March 31, 2012 and 2011, our top 10 customers comprised 62.2% and 60.9% of our revenues, respectively. For the three months ended March 31, 2012 no customer accounted for over 10% of our total revenues. For the three months ended March 31, 2011, one customer accounted for 16.7% of our total revenues. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Mar. 31,
	2012	2011
Revenues	100.0%	100.0%

Cost of revenues	67.3	67.9
Gross profit	32.7	32.1

Operating expenses:
Research and development	7.7	7.6
Sales and marketing	6.4	5.8
General and administrative	10.3	10.9
Total operating expenses	24.4	24.3

Income from operations	8.3	7.8
Interest and other income, net	1.4	1.4
Net income before tax	9.7%	9.2%
Income tax	1.0	(1.6)
Net income	8.7%	10.8%

Revenues. Revenues were $10.5 million and $9.5 million for the three months ended March 31, 2012 and 2011, respectively. Revenues increased 11.5% in the quarter ended March 31, 2012 from the same period in 2011, primarily due to increased volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $7.1 million and $6.4 million for the three months ended March 31, 2012 and 2011, respectively. Cost of revenues as a percentage of revenues decreased to 67.3% for the three months ended March 31, 2012 from 67.9% for the three months ended March 31, 2010. The lower percentage cost of revenues for the three months ended March 31, 2012 resulted from increased factory utilization due to higher revenues.

Gross Profit. Gross profit increased in dollars to $3.4 million, or 32.7% of revenues, for the three months ended March 31, 2012 from $3.0 million, or 32.1% of revenues, for the same period in 2011. The higher gross profit was due to higher sales volume. We expect our gross profit as a percentage of revenues to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will have a negative impact our gross profit and may offset benefits, if any, from improved absorption.

Research and Development Expenses. Research and development expenses increased to $0.8 million for the three months ended March 31, 2012 from $0.7 million for the same period in 2011. The higher research and development expenses were due to higher testing fees and stock based compensation charges. As a percentage of revenues, research and development expenses increased to 7.7% in the three months ended March 31, 2012 from 7.6% for the same period in 2011. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses increased to $0.7 million for the three months ended March 31, 2012 from $0.6 million for the same period in 2011. The higher sales and marketing expenses were due to new hire and stock based compensation charges. As a percentage of revenues, sales and marketing expenses increased to 6.4% in the three months ended March 31, 2012 from 5.8% in the three months ended March 31, 2011. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade- show activities.

General and Administrative Expenses. General and administrative expenses increased to $1.1 million for the three months ended March 31, 2012 from $1.0 million for the same period in 2011. The higher general and administrative expenses were mainly due to higher stock based compensation charges. As a percentage of revenues, general and administrative expenses decreased to 10.3% in the three months ended March 31, 2012 from 10.9% in the three months ended march 31, 2011. We expect general and administrative expenses will remain relatively flat in the next quarter due in part to continued emphasis on expense control.

Stock-Based Compensation. Total stock based compensation increased to $0.2 million for the three months ended March 31, 2012 from $0.08 million for the same period in 2011. This increase was due to restricted stock units granted in June 2011 and stock options granted in January 2012 and resulted in higher stock based compensation expenses.

Interest and Other Income, Net. Interest and other income, net, was $0.15 million and $0.13 million for the three months ended March 31, 2012 and 2011, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income tax expense. Income tax expenses was $0.11 million and income tax benefit was $0.15 million for the three months ended March 31, 2012 and 2011, respectively. The credit for the three months ended March 31, 2011 was due to the reversal of over accrual for the California state tax in 2010. We did not incur income tax expense for the three months ended March 31, 2011 because we utilized tax credits due to our accumulated deficit.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $14.3 million and short-term investments of $26.1 million. During the quarter ended June 30, 2011, we also moved $10.0 million from short-term investments to long-term investments comprised of a certificate of deposit. Long-term investments at March 31, 2012 were $10.1 million.

Net cash provided by operating activities was $1.4 million for the three months ended March 31, 2012. Net cash provided by operating activities was primarily due to net income of $0.9 million, a $0.7 million increase in accounts payable, depreciation and amortization of $0.6 million, and a $0.3 million decrease in inventory, which were offset by a $0.5 million increase in accounts receivable, a $0.3 million increase in prepaid expenses, and a $0.3 million decrease in accrued expenses.

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

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2012. In the three months ended March 31, 2012, we spent a net of $0.4 million for the purchase of short-term securities, and we used $0.2 million to purchase equipment.

Cash provided by investing activities was $0.08 million for the three months ended March 31, 2011. In the three months ended March 31, 2011, we had a net of $0.6 million from the proceeds from sales and maturities of short-term securities, and we used $0.6 million to purchase equipment.

Cash used in financing activities was $0.8 million for the three months ended March 31, 2012. Net cash used in financing activities was primarily due to repurchase our common stock pursuant to our stock repurchase program.

Cash provided by financing activities was $0.2 million for the three months ended March 31, 2011. Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock, which was offset in part by repayment of bank borrowings.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2012.

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

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2012 to December 2014. In December 2000, We purchased approximately 8,200 square feet of space immediately adjacent to our leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

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

We had net income of approximately $0.9 million and $1.0 million in the quarter ended March 31, 2012 and 2011, respectively. Although we generated a profit in the first quarter of fiscal 2012 and 2011, we may not be able to sustain profitability in the future and our cash flows may be negative again in the future. As of March 31, 2012, we had an accumulated deficit of approximately $52.4 million.

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

Sales of our connectivity products accounted for over 78% of our revenues in the quarter ended March 31, 2012 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the quarters ended March 31, 2012 and 2011, our top 10 customers comprised 62.2% and 60.9% of our revenues, respectively. For the three months ended March 31, 2012, no customer accounted for over 10% of our total revenues. For the three months ended March 31, 2011, one customer accounted for 16.7% of our total revenues.

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

As of March 31, 2012, we had a total of 33 full-time employees in Sunnyvale, California, 296 full-time employees in Taiwan, and 719 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our total research and development expenses were approximately $0.8 million and $0.7 million for the quarters ended March 31, 2012 and 2011, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

We are experiencing fluctuations in market demand due to overcapacity in our industry and an economy that is stymied by current financial and economic conditions, international terrorism, war and political instability.

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

Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Executive Vice President, Sales and Marketing; Anita Ho, our Acting Chief Financial Officer; and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary and at our facility in China. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. We do not have “key person” life insurance policies covering any of our employees.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchase Program

On November 30, 2011, we announced a program to repurchase up to $6 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of March 31, 2012, approximately $4.8 million is remaining under this repurchase program. The duration of the repurchase program is open-ended.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
December 1 - December 31, 2011	41,487	$7.8228	41,487	$5,675,456
January 1 - January 31, 2012	35,325	$8.0258	35,325	$5,391,945
February 1 - February 29, 2012	36,222	$8.9509	36,222	$5,067,725
March 1 - March 31, 2012	30,186	$9.3443	30,186	$4,785,658
Total	143,220	$8.4789	143,220	$4,785,658
____________________

* Represents dollar amount

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

Dated: May 14, 2012	ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho
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