Form 10-Q
period 2012-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2012-08-10
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On August 2, 2012, 8,804,933 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

1

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,150	$13,820
Short-term investments	34,926	25,768
Accounts receivable, net	7,698	6,630
Inventories, net	6,573	6,763
Prepaid expense and other current assets	1,193	714
Total current assets	56,540	53,695

Long-term investments	10,185	10,098
Property and equipment, net	7,469	7,718
Other assets	189	162

Total assets	$74,383	$71,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,233	$3,647
Accrued expenses	3,583	3,624
Current portion of bank loan	86	97
Total current liabilities	8,902	7,368

Other long-term liabilities
Bank loan	90	129
Other long-term liabilities	583	562
Total long term liabilities	673	691
Total liabilities	9,575	8,059

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at June 30, 2012 and
December 31, 2011, respectively	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized;
8,808,518 and 8,891,219 shares issued and outstanding at
June 30, 2012 and December 31, 2011.	9	9
Additional paid-in-capital	113,726	114,957
Accumulated deficit	(51,201)	(53,353)
Accumulated other comprehensive income	2,274	2,001

Stockholders' equity	64,808	63,614

Total liabilities and stockholders' equity	$74,383	$71,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$11,527	$10,655	$22,062	$20,105
Cost of revenues	7,618	7,202	14,709	13,617
Gross profit	3,909	3,453	7,353	6,488
Operating expenses:
Research and development	839	804	1,646	1,522
Sales and marketing	662	566	1,337	1,116
General and administrative	1,120	1,015	2,202	2,043
Total operating expenses	2,621	2,385	5,185	4,681
Income from operations	1,288	1,068	2,168	1,807
Interest and other income, net	160	174	310	303
Net income before income tax	1,448	1,242	2,478	2,110
Income tax	216	(7)	325	(160)
Net income	$1,232	$1,249	$2,153	$2,270

Cumulative translation adjustments	(217)	552	282	586
Unrealized loss on investments	(18)	(4)	(9)	(15)
Comprehensive income	$997	$1,797	$2,426	$2,841

Net income per share:
Basic	$0.14	$0.14	$0.24	$0.26
Diluted	$0.14	$0.14	$0.24	$0.25
Shares used in computing net income per share:
Basic	8,820	8,852	8,833	8,838
Diluted	9,000	9,068	9,020	9,178

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$2,153	$2,270
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	788	739
Loss on disposal of property and equipment	3	3
Amortization of stock-based compensation	518	254
Provision for inventory reserves	158	(170)
Changes in assets and liabilities:
Accounts receivable	(1,068)	45
Inventories	32	(79)
Prepaid expenses and other current assets	(479)	113
Other assets	(27)	(13)
Accounts payable	1,586	(786)
Accrued expenses	(41)	(1,655)
Other long-term liabilities	18	30
Net cash provided by operating activities	3,641	751

Cash flows from investing activities:
Purchase of short-term investments	(16,162)	(1,193)
Proceeds from sales and maturities of short-term investments	6,995	12,965
Purchase of long-term investments	(87)	(10,010)
Purchase of property and equipment	(485)	(1,049)
Net cash (used in) provided by investing activities	(9,739)	713

Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	207	210
Proceeds from the exercise of common stock options	(299)	238
Repurchase of common stock	(1,656)	-
Repayment of bank borrowings	(54)	(43)
Net cash (used in) provided by financing activities	(1,802)	405

Effect of exchange rate changes on cash and cash equivalents	230	415
Net (decrease) increase in cash and cash equivalents	(7,670)	2,284
Cash and cash equivalents at beginning of period	13,820	8,040
Cash and cash equivalents at end of period	$6,150	$10,324

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$4
Cash paid for income tax	$312	$83

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2012 and 2011, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2012 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

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

Concentrations of Risk

Connectivity products contributed 74.0% and 76.4% of the Company’s revenues for the three months ended June 30, 2012 and 2011, respectively. Optical passive products contributed 26.0% and 23.6% of the Company’s revenues for the three months ended June 30, 2012 and 2011, respectively.

Connectivity products contributed 73.8% and 76.8% of the Company’s revenues for the six months ended June 30, 2012 and 2011, respectively. Optical passive products contributed 26.2% and 23.2% of the Company’s revenues for the six months ended June 30, 2012 and 2011, respectively.

In the three months ended June 30, 2012 and 2011, the Company’s top 10 customers comprised 63.0% and 63.6% of the Company’s revenues, respectively. For the three months ended June 30, 2012, one customer accounted for 12.3% of the Company’s total revenues. Amounts due from this customer were $4.5 million at June 30, 2012. For the three months ended June 30, 2011, one customer accounted for 14.3% of the Company’s total revenues.

In the six months ended June 30, 2012 and 2011, the Company’s top 10 customers comprised 61.2% and 61.8% of the Company’s revenues, respectively. For the six months ended June 30, 2012, no customer accounted for 10% or more of the Company’s total revenues. For the six months ended June 30, 2011, one customer accounted for 15.4% of the Company’s total revenues.

2. Recent Accounting Pronouncements

In January 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-12 Comprehensive Income (topic 220) which required additional disclosures for comprehensive income. As permitted under this standard, we have elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard is required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

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

At June 30, 2012 the Company had one stock-based compensation plan, which is the 2000 Stock Incentive Plan as described below.

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

Under the 2000 Stock Incentive Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year or over five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of each award.

Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the six months ended June 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2011	824,280	$7.26
Granted	125,000	8.36
Exercised	(121,000)	5.15
Forfeited	(28,000)	9.96
Outstanding at June 30, 2012	800,280	$7.65	5.57 Years	$1,248,755

Vested and expected to vest at June 30, 2012	778,149	$7.64	5.48 Years	$1,232,208

Exercisable at June 30, 2012	532,611	$7.37	3.91 Years	$1,053,341

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $0.4 million and $0.5 million for the three and six months ended June 30, 2012, respectively. The total intrinsic value of options exercised was $2,646 and $0.02 million for the three and six months ended June 30, 2011, respectively.

Cash received from option exercises during the three and six months ended June 30, 2012 were $0.5 million and $0.6 million, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the three months ended June 30, 2012, a total of 30,837 shares were issued under the Company’s ESPP and cash received from the purchases was $0.2 million. The compensation expense recorded in the quarter ended June 30, 2012 was approximately $0.03 million. As of June 30, 2012, there was $0.04 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next 4 months.

During the three months ended June 30, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the quarter ended June 30, 2012 was approximately $0.2 million. There was $1.7 million of total unrecognized compensation cost related to RSUs granted under the Plan, of which $0.3 million is expected to be realized over two years and $1.4 million is expected to be realized over five years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Included in cost of revenue	$32	$23	$58	$46
Included in operating expenses:
Research and development	33	11	60	19
Sales and marketing	64	39	123	54
General and administrative	142	98	277	135
Total	239	148	460	208
Total stock-based compensation expense	$271	$171	$518	$254

4. Inventories, net (in thousands)

	June 30,	December 31,
	2012	2011
Inventories:
Finished goods	$2,063	$2,263
Work-in-process	2,485	2,475
Raw materials	2,025	2,025
	$6,573	$6,763

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,232	$1,249	$2,153	$2,270
Denominator:
Shares used in computing net income per share:
Basic	8,820	8,852	8,833	8,838
Diluted	9,000	9,068	9,020	9,178
Net income per share:
Basic	$0.14	$0.14	$0.24	$0.26
Diluted	$0.14	$0.14	$0.24	$0.25

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

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is the Company's accounting policy to record income tax interest and penalties in the income tax provision. The Company did not have any material unrecognized tax benefits or uncertain tax positions at June 30, 2012.

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

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million warranty reserves as of June 30, 2012 and 2011, respectively.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2016.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2012 (remaining six months of the year)	$323
2013	416
2014	357
2015	212
2016	18
Total	$1,326

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

Payments due under the Company’s bank loans as of June 30, 2012 were as follows (in thousands):

Years ending December 31,
2012	48
2013	81
2014	52
Total payment	181
Less: Amounts representing interest	(5)
Present value of net remaining payments	176
Less: current portion	(86)
Long-term portion	$90

10. Related Party Transactions

As of June 30, 2012, Foxconn Holding Limited was a holder of 18.16% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products to and purchases raw materials in the normal course of business from Hon Hai Precision Industry Company Limited, the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those with unrelated third parties.

Sales of products to Hon Hai Precision Industry Company Limited were $0.04 million and $0.06 million for the three and six months ended June 30, 2012, respectively. Purchases of raw materials from Hon Hai Precision Industry Company Limited were $0.2 million and $0.6 million for the three and six months ended June 30, 2012, respectively. Amounts due from Hon Hai Precision Industry Company Limited were $0.04 million for both the three and six months ended June 30, 2012. Amounts due to Hon Hai Precision Industry Company Limited were $0.2 million for both the three and six months ended June 30, 2012.

Sales of products to Hon Hai Precision Industry Company Limited were $0.01 million and $0.02 million for the three and six months ended June 30, 2011, respectively. Purchases of raw materials from Hon Hai Precision Industry Company Limited were $0.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively. Amounts due from Hon Hai Precision Industry Company Limited were $0.01 million for both the three and six months ended June 30, 2011. Amounts due to Hon Hai Precision Industry Company Limited were $0.4 million for both the three and six months ended June 30, 2011.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at June 30, 2012 (in thousands) was as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,070	$4,070	$-	$-
Marketable Securities:
Time deposits	23,187	23,187	-	-
Corporate bonds	11,739	-	11,739	-
Long-term investments:
Time deposits	10,185	10,185	-	-
Total	$49,181	$37,442	$11,739	$-

As of June 30, 2012, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments are comprised of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
North America	$7,255	$5,966	$13,250	$11,049
Europe	1,732	1,831	3,851	3,288
Asia	2,540	2,858	4,961	5,768
	$11,527	$10,655	$22,062	$20,105

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Connectivity Products	8,534	8,140	16,284	15,434
Optical Passive Products	2,993	2,515	5,778	4,671
	$11,527	$10,655	$22,062	$20,105

	June 30,	December 31,
	2012	2011
Property and Equipment
United States	$59	$91
Taiwan	3,322	3,491
China	4,088	4,136
	$7,469	$7,718

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protecting our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to remain listed on the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our connectivity products contributed revenues of $8.5 million, or 74.0%, and $8.1 million, or 76.4%, for the three months ended June 30, 2012 and 2011, respectively. Our optical passive products contributed revenues of $3.0 million, or 26.0%, and $2.5 million, or 23.6%, for the three months ended June 30, 2012 and 2011, respectively.

Our connectivity products contributed revenues of $16.3 million, or 73.8%, and $15.4 million, or 76.8%, for the six months ended June 30, 2012 and 2011, respectively. Our optical passive products contributed revenues of $5.8 million, or 26.2%, and $4.7 million, or 23.2%, for the six months ended June 30, 2012 and 2011, respectively.

In the three months ended June 30, 2012 and 2011, our top 10 customers comprised 63.0% and 63.6% of our total revenues, respectively. One customer accounted for 12.3% and 14.3% of our total revenues for the three months ended June 30, 2012 and 2011, respectively.

In the six months ended June 30, 2012 and 2011, our top 10 customers comprised 61.2% and 61.8% of our total revenues, respectively. For the six months ended June 30, 2012, no customer accounted for 10% or more of our total revenues. For the six months ended June 30, 2011, one customer accounted for 15.4% of our total revenues.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.1	67.6	66.7	67.7
Gross profit	33.9	32.4	33.3	32.3

Operating expenses:
Research and development	7.3	7.6	7.4	7.6
Sales and marketing	5.7	5.3	6.1	5.6
General and administrative	9.7	9.5	10.0	10.1
Total operating expenses	22.7	22.4	23.5	23.3

Income from operations	11.2	10.0	9.8	9.0
Interest and other income, net	1.4	1.6	1.4	1.5
Net income before tax	12.6	11.6	11.2	10.5
Income tax	1.9	(0.1)	1.4	(0.8)
Net income	10.7%	11.7%	9.8%	11.3%

Revenues. Revenues were $11.5 million and $10.7 million for the three months ended June 30, 2012 and 2011, respectively. Revenues increased 8.2% in the three months ended June 30, 2012 from the same period in 2011. Revenues were $22.1 million and $20.1 million for the six months ended June 30, 2012 and 2011, respectively. Revenues increased 9.7% in the six months ended June 30, 2012 from the same period in 2011. The increase for the three and six months ended June 30, 2012 was mainly due to increased orders from our existing customers and higher volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $7.6 million and $7.2 million for the three months ended June 30, 2012 and 2011, respectively. Cost of revenues as a percentage of revenues decreased to 66.1% for the three months ended June 30, 2012 from 67.6% for the three months ended June 30, 2011. Cost of revenues was $14.7 million and $13.6 million for the six months ended June 30, 2012 and 2011, respectively. Cost of revenues as a percentage of revenues decreased to 66.7% for the six months ended June 30, 2012 from 67.7% for the six months ended June 30, 2011. The lower percentage cost of revenues for the three and six months ended June 30, 2012 resulted from increased factory utilization due to higher revenues.

Gross Profit. Gross profit increased in dollars to $3.9 million, or 33.9% of revenues, for the three months ended June 30, 2012 from $3.5 million, or 32.4% of revenues, for the same period in 2011. Gross profit increased to $7.4 million, or 33.3% of revenues, for the six months ended June 30, 2012 from $6.5 million, or 32.3% of revenues, for the same period in 2011. For the three and six months ended June 30, 2012, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers. We expect our gross profit as a percentage of revenues will improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset benefits, if any, from improved absorption.

Research and Development Expenses. Research and development expenses were $0.8 million for the three months ended June 30, 2012 and 2011, respectively. Research and development expenses increased to $1.6 million for the six months ended June 30, 2012 from $1.5 million for the same period in 2011. The higher research and development expenses were due to higher testing fees and stock based compensation charges.

As a percentage of revenues, research and development expenses decreased to 7.3% in the three months ended June 30, 2012 from 7.6% for the same period in 2011. As a percentage of revenues, research and development expenses decreased to 7.4% in the six months ended June 30, 2012 from 7.6% for the same period in 2011. The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels. We expect research and development expenses will remain relatively flat in the next two quarters.

Sales and Marketing Expenses. Sales and marketing expenses increased to $0.7 million for the three months ended June 30, 2012 from $0.6 million for the same period in 2011. Sales and marketing expenses increased to $1.3 million for the six months ended June 30, 2012 from $1.1 million for the six months ended June 30, 2011. The higher sales and marketing expenses were due to new hire and stock based compensation charges.

As a percentage of revenues, sales and marketing expenses increased to 5.7% in the three months ended June 30, 2012 from 5.3% for the same period in 2011. As a percentage of revenues, sales and marketing expenses increased to 6.1% in the six months ended June 30, 2012 from 5.6% for the same period in 2011. The higher sales and marketing expenses as a percentage of revenues were mainly due to increased stock-based compensation expenses. We expect sales and marketing expenses will remain relatively flat in the next two quarters.

General and Administrative Expenses. General and administrative expenses increased to $1.1 million for the three months ended June 30, 2012 from $1.0 million for the same period in 2011. General and administrative expenses increased to $2.2 million for the six months ended June 30, 2012 from $2.0 million for the same period in 2011. The higher expenses were due to higher stock-based compensation expenses.

As a percentage of revenues, general and administrative expenses increased to 9.7% in the three months ended June 30, 2012 from 9.5% for the same period in 2011. The higher general and administrative expenses as a percentage of revenues were mainly due to increased stock-based compensation expenses. As a percentage of revenues, general and administrative expenses decreased to 10.0% in the six months ended June 30, 2012 from 10.1% for the same period in 2011. We expect general and administrative expenses will remain relatively flat in the next two quarters.

Stock-Based Compensation. Total stock-based compensation increased to $0.3 million for the three months ended June 30, 2012 from $0.2 million for the same period in 2011. Total stock-based compensation increased to $0.5 million for the six months ended June 30, 2012 from $0.3 million for the same period in 2011. The increase was due to RSUs granted in June 2011 and stock options granted in January and April 2012, and resulted in higher stock-based compensation expense.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million for the three months ended June 30, 2012 and 2011, respectively. Interest and other income, net, was $0.3 million for the six months ended June 30, 2012 and 2011, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $0.2 million and income tax benefit was $0.01 million for the three months ended June 30, 2012 and 2011, respectively. Income tax expense was $0.3 million and income tax benefit was $0.2 million for the six months ended June 30, 2012 and 2011, respectively. The income tax expense for the three and six months ended June 30, 2012 were mainly from our Taiwan and China operations. Our U.S. operations did not incur income tax expense for the three and six months ended June 30, 2012 and 2011 because we utilized tax credits due to our accumulated deficit. The credit for the three and six months ended June 30, 2011 was due to the reversal of an over-accrual for California state tax in 2010.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $6.2 million and short-term investments of $34.9 million. We also held $10.2 million of long-term investments.

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2012. The net cash provided by operating activities was primarily due to net income of $2.2 million, a $1.6 million increase in accounts payable, and depreciation and amortization of $1.3 million, which were offset by a $1.1 million increase in accounts receivable, and a $0.5 million increased in prepaid expenses.

Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2011. The net cash provided by operating activities was primarily due to net income of $2.3 million and depreciation and amortization of $1.0 million. These were offset by a $1.7 million decrease in accrued liabilities, a $0.8 million decrease in accounts payable, and a $0.2 million increase in net inventory.

Net cash used in investing activities was $9.7 million for the six months ended June 30, 2012. This resulted primarily from $9.2 million in net purchases of short-term investments and $0.5 million of equipment purchases.

Net cash provided by investing activities was $0.7 million for the six months ended June 30, 2011. This resulted from $11.8 million in net proceeds from short-term investments, offset by $10.0 million in purchases of long-term investments and $1.0 million cash on equipment purchases.

Net cash used in financing activities was $1.8 million for the six months ended June 30, 2012. Net cash used in financing activities was primarily due to the repurchase of common stock pursuant to our stock repurchase program offset in part by proceeds from the sale of our common stock through our ESPP and repayment of bank borrowings.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2011. Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our ESPP, which was offset in part by repayment of bank borrowings.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2012.

Contractual Obligations

Our long-term debt obligations are for principal and interest on mortgage and equipment loans from financial institutions in Taiwan.

The lease on our corporate headquarters in Sunnyvale, California, has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for a 18,088 square foot facility in the same building, which lease will expire in January 2016.

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

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

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

We had net income of $1.2 million in the quarter ended June 30, 2012. Although we generated a profit in the quarter, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of June 30, 2012, we had an accumulated deficit of $51.2 million.

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

Sales of our connectivity products accounted for over 74% of our revenues in the quarter ended June 30, 2012 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

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

In the quarters ended June 30, 2012 and 2011, our top 10 customers comprised 63.0% and 63.6% of our revenues, respectively. One customer accounted for 12.3% of our total revenues for the three months ended June 30, 2012. No customer accounted for 10% or more of our total revenues for the six months ended June 30, 2012. One customer accounted for 14.3% and 15.4% of our total revenues for the three months and six months ended June 30, 2011, respectively.

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

As of June 30, 2012, we had a total of 32 full-time employees in Sunnyvale, California, 322 full-time employees in Taiwan, and 751 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2012, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

We are exposed to risks and increased expenses as a result of laws requiring public companies to evaluate internal controls over financial reporting.

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

Our manufacturing operations in Taiwan are located in an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchase Program

On November 30, 2011, we announced a program to repurchase up to $6.0 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of June 30, 2012, approximately $4.0 million was remaining to purchase shares of our common stock under the repurchase program. The duration of the repurchase program is open-ended.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
December 1 - December 31, 2011	41,487	$7.8228	41,487	$5,675,456
January 1 - January 31, 2012	35,325	$8.0258	35,325	$5,391,945
February 1 - February 29, 2012	36,222	$8.9509	36,222	$5,067,725
March 1 - March 31, 2012	30,186	$9.3443	30,186	$4,785,658
April 1 - April 30, 2012	30,002	$8.9841	30,002	$4,516,116
May 1 - May 30, 2012	39,757	$8.3150	39,757	$4,185,538
June 1 - June 30, 2012	23,300	$8.4775	23,300	$3,988,013
Total	236,279	$8.5153	236,279	$3,988,013
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

Dated: August 10, 2012

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