Form 10-Q
period 2012-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2012-11-14
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On October 31, 2012, 8,744,819 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,518	$13,820
Short-term investments	34,145	25,768
Accounts receivable, net	8,292	6,630
Inventories, net	7,302	6,763
Prepaid expense and other current assets	1,770	714
Total current assets	60,027	53,695

Long-term investments	10,229	10,098
Property and equipment, net	7,346	7,718
Other assets	211	162
Total assets	$77,813	$71,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,239	$3,647
Accrued expenses	4,273	3,624
Current portion of bank loan	-	97
Total current liabilities	10,512	7,368

Long-term liabilities
Bank loan	-	129
Other long-term liabilities	596	562
Total long term liabilities	596	691
Total liabilities	11,108	8,059

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at September 30, 2012 and
December 31, 2011, respectively	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized;
8,751,974 and 8,891,219 shares issued and outstanding at
September 30, 2012 and December 31, 2011.	9	9
Additional paid-in-capital	113,385	114,957
Accumulated deficit	(49,308)	(53,353)
Accumulated other comprehensive income	2,619	2,001
Stockholders' equity	66,705	63,614
Total liabilities and stockholders' equity	$77,813	$71,673

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$12,390	$11,778	$34,452	$31,883
Cost of revenues	7,979	7,963	22,688	21,580
Gross profit	4,411	3,815	11,764	10,303
Operating expenses:
Research and development	819	834	2,465	2,356
Sales and marketing	614	595	1,951	1,711
General and administrative	1,079	1,052	3,281	3,095
Total operating expenses	2,512	2,481	7,697	7,162
Income from operations	1,899	1,334	4,067	3,141
Interest and other income, net	194	149	504	452
Net income before income tax	2,093	1,483	4,571	3,593
Income tax expense (benefit)	201	29	526	(131)
Net income	$1,892	$1,454	$4,045	$3,724

Cumulative translation adjustments	303	(914)	585	(328)
Unrealized gain (loss) on investments	42	2	33	(13)
Comprehensive income	$2,237	$542	$4,663	$3,383

Net income per share:
Basic	$0.22	$0.16	$0.46	$0.42
Diluted	$0.21	$0.16	$0.45	$0.41
Shares used in computing net income per share:
Basic	8,790	8,883	8,819	8,853
Diluted	8,988	9,040	9,000	9,119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Income	$4,045	$3,724
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,189	1,131
Loss on disposal of property and equipment	6	6
Amortization of stock-based compensation	786	513
Deferred restricted stock unit compensation	(647)	-
Provision for inventory	164	(176)
Changes in assets and liabilities:
Accounts receivable	(1,662)	(620)
Inventories	(703)	133
Prepaid expenses and other assets	(1,056)	77
Other assets	(52)	(2)
Accounts payable	2,592	(611)
Accrued expenses	649	(1,317)
Other long-term liabilities	34	5
Net cash provided by operating activities	5,345	2,863

Cash flows from investing activities:
Purchase of short-term investments	(17,193)	(12,341)
Proceeds from sales and maturities of short-term investments	8,850	27,636
Purchase of long-term investments	(131)	(10,054)
Purchase of property and equipment	(717)	(1,304)
Net cash (used in) provided by investing activities	(9,191)	3,937

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	207	210
Proceeds from the exercise of stock options	477	383
Repurchase of common stock	(2,395)	-
Repayment of bank borrowings	(230)	(68)
Net cash (used in) provided by financing activities	(1,941)	525

Effect of exchange rate changes on cash and cash equivalents	485	(373)
Net (decrease) increase in cash and cash equivalents	(5,302)	6,952
Cash and cash equivalents at beginning of period	13,820	8,040
Cash and cash equivalents at end of period	$8,518	$14,992

Supplemental disclosure of cash flow information:
Cash paid for interest	$(4)	$(6)
Cash paid for income tax	$(379)	$(83)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2011 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The unaudited condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the nine months ended September 30, 2012 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, corporate bonds and certificates of deposit.

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

Concentrations of Risk

Our connectivity products contributed 67.0% and 73.6% of our revenues for the three months ended September 30, 2012 and 2011, respectively. Our optical passive products contributed 33.0% and 26.4% of our revenues for the three months ended September 30, 2012 and 2011, respectively.

Our connectivity products contributed 71.4% and 75.6% of our revenues for the nine months ended September 30, 2012 and 2011, respectively. Our optical passive products contributed 28.6% and 24.4% of our revenues for the nine months ended September 30, 2012 and 2011, respectively.

In the three months ended September 30, 2012 and 2011, our 10 largest customers comprised 66.3% and 68.6% of our revenues, respectively. For the three months ended September 30, 2012, three customers accounted for 14.1%, 11.0% and 10.1% of our total revenues, respectively. Amounts due from these customers were $1.5 million, $1.0 million and $0.8 million, respectively, at September 30, 2012. For the three months ended September 30, 2011, two customers accounted for 13.8% and 11.7% of our total revenues, respectively. Amounts due from these customers were $1.2 million and $1.0 million, respectively, at September 30, 2011.

In the nine months ended September 30, 2012 and 2011, our 10 largest customers comprised 62.9% and 63.6% of our revenues, respectively. For the nine months ended September 30, 2012, no customer accounted for 10% or more of our revenues. For the nine months ended September 30, 2011, one customer accounted for 14.8% of our revenues.

2. Recent Accounting Pronouncements and Accounting Changes

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

At September 30, 2012 the Company had one stock-based compensation plan, which is the 2000 Stock Incentive Plan as described below.

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

The following information relates to stock option activity for the nine months ended September 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2011	824,280	$7.26
Granted	125,000	8.36
Exercised	(143,900)	5.23
Forfeited	(42,400)	9.74
Outstanding at September 30, 2012	762,980	$7.68	5.35 Years	$1,200,229
Vested and expected to vest at September 30, 2012	744,377	$7.67	5.26 Years	$1,185,697
Exercisable at September 30, 2012	549,743	$7.47	4.01 Years	$1,039,958

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $0.08 million and $0.5 million for the three and nine months ended September 30, 2012, respectively. The total intrinsic value of options exercised was $0.09 million and $0.3 million for the three and nine months ended September 30, 2011, respectively.

No options were granted during the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $2.1 million of unrecognized compensation cost related to share-based compensation arrangements granted under the Plan. The compensation cost is expected to be realized over four years.

Cash received from option exercises during the three and nine months ended September 30, 2012 was $0.1 million and $0.5 million, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the nine months ended September 30, 2012, a total of 30,837 shares were issued under the Company’s ESPP and cash received from purchases of common stock was $0.2 million. Compensation expense recorded in the quarter ended September 30, 2012 related to the ESPP was approximately $0.03 million. As of September 30, 2012, there was $0.01 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next month.

During the nine months ended September 30, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the quarter ended September 30, 2012 was approximately $0.2 million. There was $1.6 million of total unrecognized compensation cost related to RSUs granted under the Plan, of which $0.2 million is expected to be realized over one year and $1.4 million is expected to be realized over four years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Included in cost of revenue	$28	$28	$86	$74
Included in operating expenses:
Research and development	32	29	92	48
Sales and marketing	65	63	188	117
General and administrative	143	139	420	274
Total	240	231	700	439
Total stock-based compensation expense	$268	$259	$786	$513

4. Inventories, net (in thousands)

	September 30,	December 31,
	2012	2011
Inventories:
Finished goods	$1,890	$2,263
Work-in-process	2,838	2,475
Raw materials	2,574	2,025
	$7,302	$6,763

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$1,892	$1,454	$4,045	$3,724
Denominator:
Shares used in computing net income per share:
Basic	8,790	8,883	8,819	8,853
Diluted	8,988	9,040	9,000	9,119
Net income per share:
Basic	$0.22	$0.16	$0.46	$0.42
Diluted	$0.21	$0.16	$0.45	$0.41

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

7. Income Taxes

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is the Company's accounting policy to record income tax interest and penalties in the income tax provision. The Company did not have any material unrecognized tax benefits or uncertain tax positions at September 30, 2012.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of September 30, 2012, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million for warranty reserves at each of September 30, 2012 and 2011.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2016.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2012 (remaining three months of the year)	$179
2013	437
2014	359
2015	212
2016	18
2017	1
Total	$1,206

9. Bank Loans

In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans were secured by the Company’s building in Taiwan. In September 2007, the Company also entered a five-year equipment loan of $0.1 million with an interest rate of 3.68%. In July 2012, the Company paid off all of the loans.

10. Related Party Transactions

As of September 30, 2012, Foxconn Holding Limited was a holder of 18.28% of the Company’s common stock, based on share ownership information set forth in a Schedule 13G filed by Foxconn Holding Limited on January 4, 2002. The Company sells products to and purchases raw materials in the normal course of business from Hon Hai Precision Industry Company Limited, the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those with unrelated third parties.

Sales of products to Hon Hai Precision Industry Company Limited were zero and $0.06 million for the three and nine months ended September 30, 2012, respectively. Purchases of raw materials from Hon Hai Precision Industry Company Limited were $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively. Amounts due from Hon Hai Precision Industry Company Limited were $0.03 million for both the three and nine months ended September 30, 2012. Amounts due to Hon Hai Precision Industry Company Limited were $0.3 million for both the three and nine months ended September 30, 2012.

Sales of products to Hon Hai Precision Industry Company Limited were zero and $0.02 million for the three and nine months ended September 30, 2011, respectively. Purchases of raw materials from Hon Hai Precision Industry Company Limited were $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively. Amounts due from Hon Hai Precision Industry Company Limited were de miniums for both three and nine months ended September 30, 2011. Amounts due to Hon Hai Precision Industry Company Limited were $0.4 million for both the three and nine months ended September 30, 2011.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair values of these financial assets at September 30, 2012 (in thousands) were as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$3,038	$3,038	$-	$-
Marketable Securities:
Time deposits	22,480	22,480	-	-
Corporate bonds	11,665	-	11,665	-
Long-term investments:
Time deposits	10,229	10,229	-	-
Total	$47,412	$35,747	$11,665	$-

As of September 30, 2012, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments comprise corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments comprise certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated from geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
North America	$7,184	$6,495	$20,435	$17,544
Europe	2,327	2,221	6,178	5,509
Asia	2,879	3,062	7,839	8,830
	$12,390	$11,778	$34,452	$31,883

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Connectivity Products	$8,307	$8,665	$24,591	$24,098
Optical Passive Products	4,083	3,113	9,861	7,785
	$12,390	$11,778	$34,452	$31,883

	September 30,	December 31,
	2012	2011
Property and Equipment
United States	$50	$91
Taiwan	3,257	3,491
China	4,039	4,136
	$7,346	$7,718

13. Subsequent Event

On October 25, 2012, the Company announced it had declared an annual cash dividend of $0.25 per share and a one-time special cash dividend of $1.00 per share payable on December 11, 2012 to holders of record on November 30, 2012.

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

Our connectivity products contributed revenues of $8.3 million, or 67.0% and $8.7 million, or 73.6% for the three months ended September 30, 2012 and 2011, respectively. Our optical passive products contributed revenues of $4.1 million, or 33.0% and $3.1 million, or 26.4% for the three months ended September 30, 2012 and 2011, respectively.

Our connectivity products contributed revenues of $24.6 million, or 71.4% and $24.1 million, or 75.6% for the nine months ended September 30, 2012 and 2011, respectively. Our optical passive products contributed revenues of $9.9 million, or 28.6% and $7.8 million, or 24.4% for the nine months ended September 30, 2012 and 2011, respectively.

In the three months ended September 30, 2012 and 2011, our 10 largest customers comprised 66.3% and 68.6% of our revenues, respectively. For the three months ended September 30, 2012, three customers accounted for 14.1%, 11.0% and 10.1% of our total revenues. For the three months ended September 30, 2011, two customers accounted for 13.8% and 11.7% of our total revenues.

In the nine months ended September 30, 2012 and 2011, our 10 largest customers comprised 62.9% and 63.6% of our revenues, respectively. For the nine months ended September 30, 2012, no customer accounted for 10% or more of our total revenue. For the nine months ended September 30, 2011, one customer accounted for 14.8% of our total revenue.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.4	67.6	65.9	67.7
Gross profit	35.6	32.4	34.1	32.3

Operating expenses:
Research and development	6.6	7.1	7.1	7.4
Sales and marketing	5.0	5.0	5.7	5.3
General and administrative	8.7	9.0	9.5	9.7
Total operating expenses	20.3	21.1	22.3	22.4

Income from operations	15.3	11.3	11.8	9.9
Interest and other income, net	1.6	1.3	1.4	1.4
Net income before tax	16.9	12.6	13.2	11.3
Income tax	1.6	0.3	1.5	(0.4)
Net income	15.3%	12.3%	11.7%	11.7%

Revenues. Revenues were $12.4 million and $11.8 million for the three months ended September 30, 2012 and 2011, respectively. Revenues increased 5.2% in the quarter ended September 30, 2012 from the same period in 2011. Revenues were $34.5 million and $31.9 million for the nine months ended September 30, 2012 and 2011, respectively. Revenues increased 8.1% in the nine months ended September 30, 2012 from the same period in 2011. The increase for the three and nine months ended September 30, 2012 was mainly due to increased orders from our existing customers and higher volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $8.0 million for each of the three months ended September 30, 2011 and 2010. Cost of revenues as a percentage of revenues decreased to 64.4% for the three months ended September 30, 2012 from 67.6% for the three months ended September 30, 2011. Cost of revenues was $22.7 million and $21.6 million for the nine months ended September 30, 2012 and 2011, respectively. Cost of revenues as a percentage of revenues decreased to 65.9% for the nine months ended September 30, 2012 from 67.7% for the nine months ended September 30, 2011. The lower cost of revenues percentage for the three and nine months ended September 30, 2012 resulted from increased factory utilization due to higher productions.

Gross Profit. Gross profit increased to $4.4 million, or 35.6% of revenues, for the three months ended September 30, 2012 from $3.8 million, or 32.4% of revenues, for the same period in 2011. Gross profit increased to $11.8 million, or 34.1% of revenues, for the nine months ended September 30, 2012 from $10.3 million, or 32.3% of revenues, for the same period in 2011. For the three and nine months ended September 30, 2012, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers.

Research and Development Expenses. Research and development expenses were $0.8 million for each of the three months ended September 30, 2012 and 2011. Research and development expenses increased to $2.5 million for the nine months ended September 30, 2012 from $2.4 million for the same period in 2011. The higher research and development expenses were due to higher capital investments for new product development.

As a percentage of revenues, research and development expenses decreased to 6.6% in the three months ended September 30, 2012 from 7.1% for the same period in 2011. As a percentage of revenues, research and development expenses decreased to 7.1% in the nine months ended September 30, 2012 from 7.4% for the same period in 2011. The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels. We expect research and development expenses will remain relatively flat in the next quarter.

Sales and Marketing Expenses. Sales and marketing expenses were $0.6 million for each of the three months ended September 30, 2012 and 2011. Sales and marketing expenses increased to $2.0 million for the nine months ended September 30, 2012 from $1.7 million for the same period in 2011. The higher sales and marketing expenses were due to new hire and stock based compensation charges.

As a percentage of revenues, sales and marketing expenses were 5% for each of the three months ended September 30, 2012 and 2011. As a percentage of revenues, sales and marketing expenses increased to 5.7% in the nine months ended September 30, 2012 from 5.3% for the same period in 2011. The higher sales and marketing expenses as a percentage of revenues was mainly due to higher stock based compensation charges. We expect sales and marketing expenses will remain relatively flat in the next quarter.

General and Administrative Expenses. General and administrative expenses were $1.1 million for each of the three months ended September 30, 2012 and 2011, respectively. General and administrative expenses increased to $3.3 million for the nine months ended September 30, 2012 from $3.1 million for the same period in 2011. The higher general and administrative expenses were mainly due to higher stock based compensation charges.

As a percentage of revenues, general and administrative expenses decreased to 8.7% in the three months ended September 30, 2012 from 9.0% for the same period in 2011. As a percentage of revenues, general and administrative expenses decreased to 9.5% in the nine months ended September 30, 2012 from 9.7% for the same period in 2011. The lower general and administrative expenses as a percentage of revenues was mainly due to increased revenue levels. We expect general and administrative expenses will remain relatively flat in the next quarter.

Stock-Based Compensation. Total stock-based compensation was $0.3 million for each of the three months ended September 30, 2012 and 2011. Total stock-based compensation increased to $0.8 million for the nine months ended September 30, 2012 from $0.5 million for the same period in 2011. This increase was due to RSUs granted in June 2011 and stock option granted in January and April 2012, and resulted in higher stock-based compensation expense.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively. Interest and other income, net, was $0.5 million for each of the nine months ended September 30, 2012 and 2011. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was approximately $0.2 million and $0.03 million for the three months ended September 30, 2012 and 2011, respectively. Income tax expense was $0.5 million and income tax benefit was $0.1 million for the nine months ended September 30, 2012 and 2011, respectively. The income tax expense for the three and nine months ended September 30, 2012 was mainly from our Taiwan and China operations. Our U.S. operations did not incur income tax expense for the three and nine months ended September 30, 2012 and 2011 because we utilized tax credits due to our accumulated deficit. The credit for the three and nine months ended September 30, 2011 was due to the reversal of an over-accrual for California state tax in 2010.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $8.5 million and short-term investments of $34.1 million. During the quarter ended June 30, 2011, we moved $10.0 million from short-term investments to long-term investments comprised of a certificate of deposit. Long-term investments at September 30, 2012 were $10.2 million.

Net cash provided by operating activities was $5.3 million for the nine months ended September 30, 2012. Net cash provided by operating activities was primarily due to net income of $4.0 million, an increase in accounts payable of $2.6 million, an increase in accrued expenses and other liabilities of $0.7 million, and contribution from adjustment for non-cash charges, including depreciation and amortization and stock based compensation of, $2.0 million. These were offset by a $1.7 million increase in accounts receivable, a $1.1 million increase in prepaid expenses, a $0.5 million increase in inventory and $0.6 million of deferred compensation expenses related to RSUs.

Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2011. The increase in net cash provided by operating activities was primarily due to net income of $3.7 million and contribution from adjustment for non-cash charges, including depreciation and amortization and stock based compensation, of $1.6 million. These were offset by a $1.3 million in decrease in accrued expenses, a $0.6 million increase in accounts receivable and a $0.6 million decrease in accounts payable.

Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2012. This resulted primarily from $8.3 million in net purchases of short-term investments and $0.7 million of equipment purchases.

Net cash provided by investing activities was $3.9 million for the nine months ended September 30, 2011. This resulted from $15.3 million in net proceeds from short-term investments and $10.1 million in purchases of long-term investments. We also used $1.3 million on equipment purchases.

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2012. Net cash used in financing activities was primarily due to $2.7 million used to repurchase common stock pursuant to our stock repurchase program and the repayment of $0.2 million in bank borrowings, which was offset in part by proceeds from the sale of our common stock through our ESPP.

Net cash provided by financing activities was $0.5 million for the nine months ended September 30, 2011. Net cash provided by financing activities was primarily due to proceeds from the exercise of options to purchase our common stock and the sale of our common stock through our ESPP, which was offset in part by repayment of bank borrowings.

On October 25, 2012, the Company announced it had declared an annual cash dividend of $0.25 per share and a one-time special cash dividend of $1.00 per share payable on December 11, 2012 to holders of record on November 30, 2012, which dividend payments are expected to total approximately over $11 million.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2012.

Contractual Obligations

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

We had net income of $1.9 million in the quarter ended September 30, 2012. Although we generated a profit in the quarter, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of September 30, 2012, we had an accumulated deficit of $49.3 million.

We continue to experience fluctuating demand for our products. If demand for our products declines, we may not be able to decrease our expenses on a timely basis or at levels that offset any such decreases. If demand for our products increases significantly in the future, we expect to incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to sustain profitability on a quarterly or an annual basis.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in commercially selling our optical passive products, our business will be seriously harmed.

Sales of our connectivity products accounted for over 67.0% of our revenues in the quarter ended September 30, 2012 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic in stability, slowing growth in China, the U.S. mortgage market and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended September 30, 2012 and 2011, our 10 largest customers comprised 66.3% and 68.6% of our revenues, respectively. In the nine months ended September 30, 2012 and 2011, our 10 largest customers comprised 62.9% and 63.6% of our revenues, respectively. Three customers accounted for 14.1%, 11.0% and 10.1% of our total revenues for the three months ended September 30, 2012. Two customers accounted for 13.8% and 11.7% of our total revenues for the three months ended September 30, 2011. No customer accounted for 10% or more of our total revenues for the nine months ended September 30, 2012. One customer accounted for 14.8% of our total revenues for the nine months ended September 30, 2011.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

Our quarterly and annual financial results have historically fluctuated due primarily to introduction of, demand for, and sales of our products, and future fluctuations may cause our stock price to decline.

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions and establishing additional manufacturing lines and facilities, changes in manufacturing volume, declining average selling prices of our products, the timing and extent of product sales, the mix of domestic and international sales, the mix of sales channels through which our products are sold, the mix of products sold and significant fluctuations in the demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed elsewhere in this section, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

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

As of September 30, 2012, we had a total of 31 full-time employees in Sunnyvale, California, 303 full-time employees in Taiwan, and 790 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $0.8 million and $2.5 million for the three and nine months ended September 30, 2012, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods if we do not earn associated revenue from such efforts.

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

We are experiencing fluctuations in market demand due to overcapacity in our industry and an economy that is stymied by the current financial and economic situation, international terrorism, war and political instability.

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

The optical networking component industry often experiences declining average selling prices and declines in average selling prices of our products could cause our gross margins to decline.

The optical networking component industry often experiences declining average selling prices as a result of increasing competition and from pricing pressures resulting in greater unit volumes purchases as communication service providers continue to deploy fiber optic networks. We expect that average selling prices will continue to decrease over time in response to new product and technology introductions by us or competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines may contribute to a decline in our gross margins, which could harm our results of operations.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchase Program

On November 30, 2011, we announced a program to repurchase up to $6.0 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of September 30, 2012, approximately $3.0 million was remaining to purchase shares of our common stock under the repurchase program. The duration of the repurchase program is open-ended.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
December 1 - December 31, 2011	41,487	$7.8228	41,487	$5,675,456
January 1 - January 31, 2012	35,325	$8.0258	35,325	$5,391,945
February 1 - February 29, 2012	36,222	$8.9509	36,222	$5,067,725
March 1 - March 31, 2012	30,186	$9.3443	30,186	$4,785,658
April 1 - April 30, 2012	30,002	$8.9841	30,002	$4,516,116
May 1 - May 30, 2012	39,757	$8.3150	39,757	$4,185,538
June 1 - June 30, 2012	23,300	$8.4775	23,300	$3,988,013
July 1 - July 31, 2012	24,185	$9.2120	24,185	$3,765,221
August 1 - August 31, 2012	28,594	$9.3413	28,594	$3,498,116
September 1 - September 30, 2012	24,565	$9.3599	24,565	$3,268,191
Total	313,623	$8.5153	313,623	$3,268,191

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

Dated: November 14, 2012

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