Form 10-K
period 2012-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2013-03-20
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 30, 2012) was approximately $56,875,064.

As of March 1, 2013 there were 8,592,314 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2013 Annual Meeting of Stockholders to be held on May 17, 2013.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2012 FORM 10-K

i

PART I

Item 1. Business

     When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, our intent and ability to pay dividends in the future and the amount of future dividends, if any, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, pricing pressure from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Market Conditions

     In periods prior to 2004, communication equipment manufacturers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth. While demand for bandwidth continues to increase, this demand had grown at a far slower pace than previously anticipated. As a result, communication equipment manufacturers ended up with excess inventories of optical systems and devices that continue to create a barrier to new sales opportunities for much of the following several years. Global economic declines of the later portion of the decade impeded as stronger recovery of demand for communications equipment broadly although more demand resulted from deployment of access related systems for broadband applications in this period.

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

Products

     Our lines of optical products support the needs of current and next generation optical network systems applications. Our connectivity product family provides a comprehensive line of optical interconnect devices, couplers and splitters, PLC (planar lightwave circuits) and related optical products, as well as customized integrated modules incorporating these devices. Our optical passive products include WDM, CWDM and DWDM components and modules that utilize thin film filter technologies to separate optical signals, variable attenuators, optical switches and other optical devices utilizing micro optic lensing technology including integrated electro-optical modules incorporating these products.

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

     Fiber Array Units ( FAUs). FAUS are used to precisely attach multiple fibers to Planar Waveguide Circuit devices including PLC AWGs, VMUX, and PLC based WSS and ROADMs. These fiber arrays are often provided with standard connector terminations on the opposing end of the array and can be constructed to incorporate up to 100 fibers in a single precise array configuration. Our fiber array products are targeted at the highest precision and reliability requirements in the communications market.

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

     Our optical passive product devices serve many system original equipment manufacturers, or OEM, customers’ needs for current and next generation network equipment. All of our optical passive products described below are in production and are shipping to customers.

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

     CCWDMs. Compact coarse wavelength division multiplexers, or CCWDMs, are integrated optical modules that are designed to significantly improve optical performance, while reducing manufacturing costs, in a package less than 1/4 the size of conventional CWDM modules. Our CCWDMs feature high wavelength accuracy and stability, low insertion loss, high isolation, low polarization dependent loss and an epoxy-free optical path. Our Telcordia 1209/1221-qualified CCWDM builds on our proprietary optical bench platform, and we believe it has the smallest footprint of any comparable CWDMs. With a channel spacing of 20 nm and wide bandpass characteristics, it allows for datacom or telecom network applications with low-cost uncooled lasers. These CCWDM mux/demuxes are available in four or eight channels and include an expansion port for 16 channel systems.

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

Intellectual Property

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2012, we had 64 United States patents issued or assigned to us and had 19 United States patent applications pending. Our 64 U.S. patents expire between September 2013 and January 2029. We also have 15 foreign patents issued, and 3 foreign patent applications pending. Our foreign patents issued will expire between May 2013 and December 2029. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

     From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2012, we were not aware of infringement claims or litigation pending against us.

Customers

     We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2012, we sold our products to more than 200 customers. One customer accounted for 10.0% and 14.3% of our revenues in the year ended December 31, 2012 and 2011, respectively. The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2012	2011
Revenues
North America	$27,299	$22,929
Europe	8,933	7,470
Asia	10,379	11,621
	$46,611	$42,020

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

     Our principal competitors in the components market include JDS Uniphase Corp., Oclaro Inc., Oplink Communications, Inc., Senko Advanced Components and TE Connectivity. We estimate that we had over 20 competitors in the components market as of December 31, 2012. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

     As of December 31, 2012, we had a total of 62 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing, and software experience in optical components, interfaces and systems.

     Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $3.2 million for each of the years ended December 31, 2012 and 2011. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

Sources and Availability of Raw Materials

     We make significant purchases of key materials, components and equipment, including ferrules, graded index lenses, or GRIN lenses, filters and other components from third party suppliers. We obtain most of our critical raw materials and components from a single or limited number of suppliers. When possible, we also develop and maintain alternative sources for essential materials and components. However, there is only one major supplier of GRIN lenses. The inability to obtain sufficient quantities of these materials or components may result in delays, increased costs, and reductions in our product shipments.

Manufacturing

     We currently manufacture the majority of our connectivity products at our facility in Tu-Cheng City, Taiwan. We manufacture our filter-based and advanced products at our facility near Shenzhen, China.

     Each of these facilities maintains comprehensive in-house manufacturing processes, including component and integrated module design, integration, production, and testing. We plan to continue to invest resources in manufacturing management, engineering and quality control.

     We have established a quality management system which is designed to ensure that the products we provide to our customers meet or exceed their requirements. Our Taiwan and China facilities are ISO 9001-2000 certified. In addition, our Taiwan facility is TL-9000 certified.

Employees

     As of December 31, 2012, we had 1,063 full-time employees, including 32 located in the United States, 311 in Taiwan and 720 in China. Of our full-time employees, 62 are engaged in research and development, 913 are engaged in manufacturing production, 16 are engaged in sales, marketing, application support and customer service, and 72 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Additional Information

     We were incorporated in California in December 1995. In October 2000, prior to our initial public offering, we reincorporated in Delaware as Alliance Fiber Optic Products, Inc. Our website is www.afop.com. We make available free of charge through a hyperlink on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act as soon as reasonably practicable after the material is furnished to the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

We have a history of losses, may experience future losses and may not be able to generate sufficient revenues in the future to sustain profitability.

     We had net income of $9.6 million and $4.4 million in the year ended December 31, 2012 and 2011, respectively. Although we generated a profit in these two fiscal years, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of December 31, 2012, we had an accumulated deficit of $54.7 million.

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

     Sales of our connectivity products accounted for 70.0% and 74.8% of our revenues in the years ended December 31, 2012 and 2011, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Continuing weak general economic or business conditions may have a negative impact on our business.

     Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic in stability, slowing growth in China and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

     In the years ended December 31, 2012 and 2011, our 10 largest customers comprised 64.0% and 63.7% of our revenues, respectively. One customer accounted for 10.0% and 14.3% of our total revenues for the year ended December 31, 2012 and 2011, respectively.

     We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from them would likely harm our financial condition and results of operations.

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

     The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Oclaro Inc., JDS Uniphase Corp., Oplink Communications Inc., Senko Advanced Components and TE Connectivity. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

     As of December 31, 2012, we had a total of 32 full-time employees in Sunnyvale, California, 311 full-time employees in Taiwan, and 720 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

     In addition, we need to coordinate our domestic and international operations and establish and maintain the necessary infrastructure to implement our international strategy. If we are not able to manage our operations in an efficient and timely manner, our business will be severely harmed.

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

     The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were approximately $3.2 million for each of the years ended December 31, 2012 and 2011. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods if we do not earn associated revenues from such efforts.

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

The optical networking component industry often experiences declining average selling prices, and declines in average selling prices of products could cause our gross margins to decline.

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

     Our success depends to a significant degree upon the continued contributions of the principal members of our technical sales, marketing, engineering and management personnel, many of whom perform important management functions and would be difficult to replace. We particularly depend upon the continued services of our executive officers, particularly Peter Chang, our President and Chief Executive Officer; David Hubbard, our Executive Vice President of Sales and Marketing; Anita Ho, our Acting Chief Financial Officer, and other key engineering, sales, marketing, finance, manufacturing and support personnel. In addition, we depend upon the continued services of key management personnel at our Taiwanese subsidiary and at our facility in China. None of our officers or key employees is bound by an employment agreement for any specific term, and may terminate their employment at any time. We do not have “key person” life insurance policies covering any of our employees.

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

     Complex and precise processes are required for the manufacture of our products. Changes in our manufacturing processes or those of our suppliers, or the inadvertent use of defective materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments, impair our operating results and harm our reputation. We may not obtain acceptable yields in the future.

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

     Our primary manufacturing operations in Taiwan are located in an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because the majority of our manufacturing operations are located in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

Item 1B. Unresolved Staff Comments

     None

Item 2. Properties

     In the United States, we lease a total of approximately 18,088 square feet of administrative, sales, marketing, product development and manufacturing space in one building located in Sunnyvale, California pursuant to a lease that expires in January 2016.

     In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2013 to January 2015. In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

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

Item 4. Mine Safety Disclosures

     Not applicable.

Executive Officers of the Registrant

     Our executive officers as of December 31, 2012 were as follows:

     Peter C. Chang, 55, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

     David A. Hubbard, 53, has served as our Executive Vice President, Sales and Marketing since January 2011. Prior to that, Mr. Hubbard served as Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995, Mr. Hubbard held several product line and business management positions at Tyco Electronics/ AMP inc. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

     Anita K. Ho, 66, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock, par value $0.001, is traded on the Nasdaq Capital Market under the ticker symbol “AFOP”. The following table summarizes the high and low closing prices for our common stock for the periods indicated as reported on the Nasdaq Capital Market:

	High	Low
2012
First Quarter	$8.82	$6.94
Second Quarter	$8.54	$7.04
Third Quarter	$8.70	$8.00
Fourth Quarter	$12.02	$8.24

2011
First Quarter	$20.59	$9.35
Second Quarter	$11.29	$7.57
Third Quarter	$9.19	$7.06
Fourth Quarter	$8.96	$7.03

     As of March 1, 2013, our common stock was held by 26 stockholders of record (not including beneficial holders of common stock held in street name).

Dividends

     We declared an annual cash dividend of $0.25 per share, and one-time special cash dividend of $1.00 per share, in October 2012, which were paid in December 2012. Our board of directors intends to pay an annual cash dividend, the amount of which will be determined by the board of directors from time to time. The intention of the board to declare an annual cash dividend is dependent upon a variety of factors related to our business and applicable law, among others, and we cannot assure you that we will pay dividends in the future. There are currently no contractual restrictions on our ability to pay dividends.

Stock Repurchase Program

     On November 30, 2011, we announced a program to repurchase up to $6.0 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of December 31, 2012, approximately $0.7 million was remaining to purchase shares of our common stock under the repurchase program. The duration of the repurchase program is open-ended.

     The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
December 1 - December 31, 2011	41,487	$7.8228	41,487	$5,675,456
January 1 - January 31, 2012	35,325	$8.0258	35,325	$5,391,945
February 1 - February 29, 2012	36,222	$8.9509	36,222	$5,067,725
March 1 - March 31, 2012	30,186	$9.3443	30,186	$4,785,658
April 1 - April 30, 2012	30,002	$8.9841	30,002	$4,516,116
May 1 - May 30, 2012	39,757	$8.3150	39,757	$4,185,538
June 1 - June 30, 2012	23,300	$8.4775	23,300	$3,988,013
July 1 - July 31, 2012	24,185	$9.2120	24,185	$3,765,221
August 1 - August 31, 2012	28,594	$9.3413	28,594	$3,498,116
September 1 - September 30, 2012	24,565	$9.3599	24,565	$3,268,191
October 1 - October 31, 2012	30,303	$9.6598	30,303	$2,975,470
November 1 - November 30, 2012	77,596	$10.9274	77,596	$2,127,546
December 1 - December 31, 2012	121,351	$11.6710	121,351	$711,263
Total	542,873	$9.7421	542,873	$711,263

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Recent Accounting Pronouncements

     See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations and financial condition, which is incorporated herein by reference.

Critical Accounting Policies and Estimates

General

     Management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-based Compensation Expense

     We measure and recognize compensation expense for stock options, RSUs and shares purchased pursuant to our ESPP based on their estimated fair value and recognize the costs in the financial statements under Accounting Standards Codification (“ASC”) 718. The fair value of RSUs is equal to the market value of our common stock on the date the award is granted. We estimate the fair value of stock options and ESPP shares using the Black-Scholes valuation model. We expense the estimated fair value to earnings on a straight-line basis.

Allowance for Doubtful Accounts

     Allowances are provided for estimated returns and potential uncollectable trade receivables. Provisions for return allowances are recorded at the time revenue is recognized based on our historical product returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. We also identify specific accounts considered to have a high risk of uncollectibility and reserve the full amount. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

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

Short-Term and Long-Term Investments

     We generally invest our cash in certificates of deposit and corporate bonds. Such investments are made in accordance our investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified in light of trends in yields and interest rates.

Valuation of Long-Lived Assets

     We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the year ended December 31, 2012 or 2011.

Income Taxes

     We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

     Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of December 31, 2012, reduction in valuation allowance in the amount of $3.7 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our expectations for growth.

     We adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. As per ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. We did not have any material unrecognized tax benefits or uncertain tax positions at December 31, 2012.

Overview

     We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We have broadened our connectivity product line to include attenuators, planar lightwave circuit splitters, and fused fiber products. We started selling our optical passive products and other wavelength management products in July 2000. Since introduction, sales of optical passive products have fluctuated with the overall market for these products.

     We market and sell our products predominantly through our direct sales force. From our inception through December 31, 2012, we derived the majority of our revenues from our connectivity product line. Our optical passive products contributed as a percentage of revenues 30.0% and 25.2% for the years ended December 31, 2012 and 2011, respectively. In the years ended December 31, 2012 and 2011, our 10 largest customers comprised 64.0% and 63.7% of our revenues, respectively. One customer accounted for 10.0% and 14.3% of our revenues in 2012 and 2011, respectively. Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

  changes in manufacturing volume;

  costs incurred in establishing additional manufacturing lines and facilities;

  inventory write-downs and impairment charges related to manufacturing assets;

  mix of products sold;

  changes in our pricing and pricing by our competitors;

  mix of sales channels through which our products are sold; and

  mix of domestic and international sales.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2013.

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. We intend to continue to invest amounts similar to our spending levels in 2012 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. However, we cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing and maintaining successful relationships with a variety of key customers.

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We expect general and administrative expenses will increase in absolute dollars to support our revenue growth, higher insurance premiums, and costs associated with compliance with SOX 404 regulations.

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

	Years Ended December 31,
	2012	2011
Revenues	100.0%	100.0%

Cost of revenues:	65.7	68.0
Gross profit	34.3	32.0

Operating expenses:
Research and development	7.1	7.6
Sales and marketing	5.6	5.5
General and administrative	9.3	9.9
Total operating expenses	22.0	23.0

Income from operations	12.3	9.0
Interest and other income, net	1.6	1.3
Income before benefit for income taxes	13.9	10.3
Benefit for income taxes	6.8	0.2
Net income	20.7%	10.5%

Comparison of Fiscal Year 2012 and Fiscal Year 2011

     Revenues. Revenues were $46.6 million and $42.0 million for the years ended December 31, 2012 and 2011, respectively. Connectivity products revenue increased to $32.6 million in 2012 from $31.4 million in 2011. Optical passive products revenue increased to $14.0 million in 2012 from $10.6 million in 2011. Revenues increased mainly due to increased orders for our products by our customers which resulted in higher volume shipments.

     Cost of Revenues. Cost of revenues for the year ended December 31, 2012 increased to $30.6 million from $28.6 million in fiscal year 2011. Cost of revenues as a percentage of net revenues decreased to 65.7% in the year ended December 31, 2012 from 68.0% in fiscal year 2011. The lower cost of revenues percentage in 2012 resulted from increased factory utilization due to higher production levels.

     Gross Profit. Gross profit for the year ended December 31, 2012 was $16.0 million, or 34.3% of revenues, compared with gross profit of $13.4 million, or 32.0% of revenues, in fiscal year 2011. Gross profit on connectivity products increased to $13.0 million in 2012 from $11.9 million in 2011. Gross profit on optical passive products increased to $3.0 million in 2012 from $1.5 million in 2011. For the year ended December 31, 2012, the utilization of our factories was higher due to the increased volume shipments of our products, which contributed to higher gross margins. We expect our gross profit as a percentage of revenues in 2013 to remain at levels similar to 2012 levels. However, our average selling prices are declining, which we believe may negatively impact our gross profit and may offset any benefits from improved absorption.

     Research and Development Expenses. Research and development expenses increased to $3.3 million in the year ended December 31, 2012 from $3.2 million in fiscal year 2011. As a percentage of revenues, research and development expenses decreased to 7.1% in 2012 from 7.6% in 2011 as a result of increased revenues. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $2.6 million in the year ended December 31, 2012 from $2.3 million in fiscal year 2011. The higher sales and marketing expenses were due to higher bonuses and commissions as a result of higher revenues. As a percentage of revenues, sales and marketing expenses increased to 5.6% in 2012 from 5.5% in 2011. We intend to continue to invest amounts similar to our spending levels in 2012 in our sales and marketing efforts, both domestically and internationally, as we work to increase market awareness and to generate additional sales of our products.

     General and Administrative Expenses. General and administrative expenses increased to $4.4 million in the year ended December 31, 2012 from $4.1 million in fiscal year 2011. The higher general and administrative expenses were mainly due to higher stock based compensation charges. As a percentage of revenues, general and administrative expenses decreased to 9.4% in 2012 from 9.9% in 2011 as a result of increased revenues. We expect general and administrative expenses will increase to support growth in our business, and costs associated with SOX 404 compliance.

     Stock-Based Compensation. Total stock-based compensation was $1.1 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. The increase was due to RSUs granted in 2011 and stock options granted in 2012, and resulted in higher stock-based compensation expense.

     Interest and Other Income, Net. Interest and other income, net, was $0.7 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates.

     Income Taxes. An income tax benefit of $3.2 million and $0.06 million was recorded for the year ended December 31, 2012 and 2011, respectively. The benefit for the twelve months ended December 31, 2012 was due to the recognition of deferred tax assets. The benefit for the twelve months ended December 31, 2011 was due to the reversal of over accrual for California state tax in 2010.

     In prior periods, California tax law suspended the use of net operating losses (“NOLs”). Beginning in 2012, the moratorium on the utilization of the NOLs was lifted.

     As of December 31, 2012, we had approximately $22.5 million and $17.7 million of NOL carryforwards for federal and state tax purposes, respectively, which will expire after 2022 for federal and after 2016 for state purposes, if not utilized. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Liquidity and Capital Resources

Comparison of Fiscal Year 2011 and Fiscal Year 2010

     Net cash provided by operating activities was $9.3 million in 2012. The increase in our cash provided by operating activities in 2012 was primarily due to net income of $9.6 million, an increase in accounts payable of $ 2.9 million, and contribution from adjustments for non-cash charges, including depreciation of $1.6 million and stock based compensation of $1.1 million. These were offset by an increase in accounts receivable of $1.4 million and deferred tax assets of $3.7 million.

     Net cash provided by operating activities was $5.7 million in 2011. The increase in our cash provided by operating activities in 2011 was primarily due to a decrease in inventory of $0.8 million, a decrease in accounts receivable of $0.6 million, and contribution from adjustments for non-cash charges, including depreciation and stock based compensation of $0.8 million. These were offset by a decrease in net income of $1.6 million, a decrease in accounts payable of $1.3 million and a decrease in accrued expenses of $1.0 million.

     Net cash used in investing activities was $4.3 million and $0.2 million in 2012 and 2011, respectively. In 2012, we spent $1.5 million to acquire property and equipment and the net purchase of short-term and long-term investments were $2.8 million. In 2011, we spent $1.6 million to acquire property and equipment and $10.1 million in purchases of long-term investments, which was offset in part by net proceeds from the sale of short-term securities of $11.5 million.

     Net cash used in financing activities was $14.7 million in 2012. Net cash used in financing activities was primarily due to $11.0 million used to pay cash dividends and $4.8 million used to repurchase common stock pursuant to our stock repurchase program, which was offset by proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our ESPP.

     Net cash generated by financing activities was $0.4 million in 2011. Cash generated by financing activities in 2011 comprised proceeds from the exercise of options to purchase shares of our common stock and common stock issued through our ESPP, which was offset by $0.3 million to repurchase our common stock and repayment of bank borrowings.

     Our principal source of liquidity as of December 31, 2012 consisted of $4.8 million in cash and cash equivalents, $28.5 million interest bearing marketable securities, and $10.3 in long-term investments. We believe that our current cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to those of the holders of our common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce our research and development and marketing expenses. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

     The lease on our corporate headquarters in Sunnyvale, California, has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

     In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2013 to January 2015. In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

     We lease a 132,993 square foot facility in Shenzhen, China, which lease will expire in October 2014.

     The following summarizes our contractual obligations at December 31, 2012 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
Operating Lease Obligations	1,531	682	829	20	-

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

To the Audit Committee of the
Board of Directors and Stockholders
of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Fiber Optic Products, Inc., as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Marcum LLP
San Francisco, California
March 20, 2013

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$4,793	$13,820
Short-term investments	28,482	25,768
Accounts receivable, net	8,046	6,630
Inventories, net	6,933	6,763
Deferred tax asset	1,234	-
Prepaid expense and other current assets	1,166	714
Total current assets	50,654	53,695

Long-term investments	10,274	10,098
Property and equipment, net	7,708	7,718
Deferred tax asset	2,468	-
Other assets	249	162
Total assets	$71,353	$71,673

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,591	$3,647
Accrued expenses	4,115	3,624
Current portion of bank loan	-	97
Total current liabilities	10,706	7,368

Long-term liabilities:
Bank loan	-	129
Other long-term liabilities	616	562
Total long-term liabilities	616	691
Total liabilities	11,322	8,059

Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, par value $0.001: 5,000,000 shares authorized;
no shares issued and outstanding at December 31, 2012 and 2011,
respectively	-	-
Common stock, par value $0.001: 20,000,000 shares authorized;
8,632,463 and 8,891,219 shares issued and outstanding at
December 31, 2012 and 2011, respectively	9	9
Additional paid-in-capital	111,900	114,957
Accumulated deficit	(54,672)	(53,353)
Accumulated other comprehensive income	2,794	2,001
Total stockholders' equity	60,031	63,614
Total liabilities and stockholders' equity	$71,353	$71,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011
Revenues	$46,611	$42,020

Cost of revenues	30,617	28,578
Gross profit	15,994	13,442

Operating expenses:
Research and development	3,298	3,181
Sales and marketing	2,606	2,306
General and administrative	4,361	4,141
Total operating expenses	10,265	9,628

Income from operations	5,729	3,814
Interest and other income, net	727	553
Income before benefit for income taxes	6,456	4,367
Benefit for income taxes	3,185	64
Net income	9,641	4,431

Other comprehensive income (loss):
Cumulative translation adjustments	792	(51)
Unrealized gain (loss) on investments	1	(20)
Comprehensive income	$10,434	$4,360

Net income per share:
Basic	$1.10	$0.50
Diluted	$1.08	$0.49
Shares used in computing net income per share:
Basic	8,798	8,867
Diluted	8,931	9,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$9,641	$4,431
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,609	1,513
Amortization of stock based compensation	1,066	762
Loss on disposal of property and equipment	13	19
Deferred restricted stock unit compensation	(647)	-
Provision for inventory valuation	88	(111)
Deferred tax assets	(3,702)	-
Changes in assets and liabilities:
Accounts receivable	(1,416)	594
Inventories	(258)	787
Prepaid expenses and other current assets	(452)	19
Other assets	(87)	8
Accounts payable	2,944	(1,285)
Accrued expenses	491	(1,009)
Other long-term liabilities	53	17
Net cash provided by operating activities	9,343	5,745

Cash flows from investing activities:
Purchase of short-term investments	(32,140)	(14,893)
Proceeds from sales and maturities of short-term investments	29,427	26,425
Purchase of long-term investments	(176)	(10,098)
Purchase of property and equipment	(1,450)	(1,635)
Net cash used in investing activities	(4,339)	(201)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	416	414
Proceeds from the exercise of common stock options	888	399
Repurchase of common stock	(4,780)	(325)
Payment of dividends	(10,960)	-
Repayment of bank borrowings	(230)	(95)
Net cash (used in) provided by financing activities	(14,666)	393

Effect of exchange rate changes on cash and cash equivalents	635	(157)
Net (decrease) increase in cash and cash equivalents	(9,027)	5,780
Cash and cash equivalents at beginning of year	13,820	8,040
Cash and cash equivalents at end of year	$4,793	$13,820

Supplemental disclosure of cash flow information:
Cash paid for interest	$(4)	$(9)
Cash paid for income taxes	$(450)	$(98)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income/(Loss)	Total
Balance at December 31, 2010	8,793	$9	$112,482	$1,225	$(57,784)	$2,072	$58,004
Deferred stock-based compensation	-	-	-	762	-	-	762
Issuance of stock on exercise of options	77	-	399	-	-	-	399
Issuance of stock purchased through ESPP	55	-	414	-	-	-	414
Repurchase of common stock	(34)	-	(325)	-	-	-	(325)
Net income for the year	-	-	-	-	4,431	-	4,431
Unrealized gain on short-term investments	-	-	-	-	-	(19)	(19)
Currency translation adjustments	-	-	-	-	-	(52)	(52)
Balance at December 31, 2011	8,891	9	112,970	1,987	(53,353)	2,001	63,614
Deferred stock-based compensation	-	-	-	1,066	-	-	1,066
Issuance of stock on exercise of options	170	-	888	(647)	-	-	241
Issuance of stock purchased through ESPP	59	-	416	-	-	-	416
Issuance of stock dividends	-	-	-	-	(10,960)	-	(10,960)
Repurchase of common stock	(488)	-	(4,780)	-	-	-	(4,780)
Net income for the year	-	-	-	-	9,641	-	9,641
Unrealized loss on short-term investments	-	-	-	-	-	1	1
Currency translation adjustments	-	-	-	-	-	792	792
Balance at December 31, 2012	8,632	$9	$109,494	$2,406	$(54,672)	$2,794	$60,031

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

Use of estimates

     The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates involve those required in the assessment of the allowance for sales returns, doubtful accounts and/or potential excess obsolete inventory. Actual results could differ from those estimates.

Basis of presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Foreign currency translation

     The Company’s operations through foreign subsidiaries use the local currency as their functional currency. All assets and liabilities of the subsidiaries are translated at rates of exchange as of the balance sheet date. Revenues and expenses are translated at the average rate of exchange for the period. Gains and losses resulting from foreign currency translation are recorded as a separate component of other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are recorded in interest and other income and have not been material.

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

Allowance for doubtful accounts

     The Company performs periodic credit evaluations of its customers’ financial condition. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on historical sales returns. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides more allowances than the Company needs, the Company may reverse a portion of such provisions in future periods based on actual collection experience.

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

Property and equipment

     Property and equipment is stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of two to ten years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $1.6 million in 2012 and $1.5 million in 2011.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Impairment of Long-lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on quoted fair market values.

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

     Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Such adjustments, which are recorded against revenue in the period, could be material. The Company accrued $0.02 million for warranty reserves as of December 31, 2012 and 2011, respectively.

Shipping and handling expenses

     Shipping and handling expenses are included in cost of revenue.

Research and development expenses

     Research and development costs are charged to expense as incurred.

Advertising expenses

     Advertising costs are charged to expense as incurred and have not been material.

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

     The Company applies ASC 740 which utilizes a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. The Company has elected to include interest and penalties related to its tax contingencies in income tax expense. The Company files a U.S. federal tax return and a return with the State of California. The Company has determined that its major tax jurisdictions are the United States and California. The tax years of 2008 through 2012 remain open and subject to examination by the appropriate governmental agencies in the United States or California.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Stock-based compensation

     The Company estimates the fair value of the share-based payment awards on the date of grant using an option pricing model. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite employee service period.

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

Recent accounting pronouncements

     In February 2013, the FASB issued guidance requiring presentation of amounts reclassified from each component of accumulated other comprehensive income. In addition, disclosure is required of the effects of significant reclassifications on income statement line items either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For public entities, this guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements.

     In January 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-12 Comprehensive Income (topic 220) which required additional disclosures for comprehensive income. As permitted under this standard, the Company has elected to present comprehensive income in two separate but consecutive financial statements, consisting of a statement of income followed by a separate statement of comprehensive income. This standard is required to be applied retrospectively beginning January 1, 2012, except for certain provisions for which adoption was delayed.

     In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirement between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 is effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated financial statements.

2. Stockholders’ Equity

     Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2012. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     Stock Repurchase Program. On November 30, 2011, the Company announced a program to repurchase up to $6.0 million worth of the Company’s outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. The duration of the repurchase program is open-ended. As of December 31, 2012, an aggregate of 542,873 shares of common stock had been repurchased under the program.

     Dividends. On October 25, 2012, the Company announced it had declared an annual cash dividend of twenty five cents per share, and one-time special cash dividend of one dollar per share, both of which were payable on December 11, 2012 to holders of record on November 30, 2012.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     At December 31, 2012, the Company had one stock-based compensation plan, the 2000 Stock Incentive Plan, which is described below.

     In November 2000, the Company adopted its 2000 Stock Incentive Plan under which 300,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan may be increased on the first day of the Company’s fiscal year by the lesser of 340,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2012, because the Board determined there were enough shares available for issuance in 2012 pursuant to the Plan. Stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

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

     During the year ended December 31, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the year ended December 31, 2012 was approximately $0.7 million. At December 31, 2012, there was $1.4 million of unrecognized compensation cost related to RSUs, of which $0.1 million is expected to be realized over one year and $1.3 million is expected to be realized over four years.

     Options granted under the 2000 Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     The following information relates to stock option activity for the year ended December 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2011	824,280	$7.26
Granted	143,000	8.51
Exercised	(206,600)	5.63
Forfeited	(42,500)	9.72
Outstanding at December 31, 2012	718,180	$7.83	5.26 Years	$3,008,583
Vested and expected to vest at December 31, 2012	691,271	$7.81	5.13 Years	$2,907,815
Exercisable at December 31, 2012	489,110	$7.59	3.61 Years	$2,166,367

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2011 and 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012 and 2011. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2012 and 2011 were $1.3 million and $0.2 million, respectively.

     The dividend rate was 1.25% and zero for the years ended December 31, 2012 and 2011, respectively.

     Cash received from option exercises during the year ended December 31, 2012 and 2011 was approximately $0.9 million and $0.4 million, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

     Information relating to stock options outstanding at December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	As of 12/31/12	Term	Price	As of 12/31/12	Price
$3.15 - $4.80	160,080	2.51	$4.57	160,080	$4.57
$7.75 - $7.80	131,900	3.80	$7.78	85,700	$7.80
$7.81 - $7.81	11,200	9.01	$7.81	-	$-
$7.95 - $7.95	147,500	7.56	$7.95	68,998	$7.95
$8.25 - $9.60	124,100	8.64	$9.01	30,932	$8.94
$10.10 - $12.05	143,400	4.10	$10.37	143,400	$10.37
	718,180	5.26	$7.83	489,110	$7.59

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     Options exercisable as of December 31, 2012 and 2011 were 489,110 and 676,461 at an average exercise price of $7.59 and $7.09 per share, respectively.

     There were 308,625 shares available for future issuance under the Plan as of December 31, 2012.

Employee Stock Purchase Plan

     In November 2000, the Company adopted its ESPP. The Company reserved 300,000 shares of common stock for issuance under the ESPP. The ESPP was amended and restated in 2010. On April 29, 2011, the stockholders approved an increase by 300,000 in the number of shares of common stock available for issuance. On the first day of January of each year beginning January 1, 2001 through December 31, 2010, additional shares of common stock were reserved for issuance under the ESPP as determined by the Board of Directors. The ESPP limited the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 200,000 shares. The ESPP provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 58,960 and 55,184 shares were issued under the ESPP in 2012 and 2011, respectively.

     There were 245,506 shares available for future issuance under the ESPP as of December 31, 2012.

     The following information relates to the ESPP:

	2012	2011
Weighted average fair value per share of shares purchased	$7.07	$7.51
Total compensation expense for ESPP	$139,595	$168,660
Total amount of cash received from the purchase of stock through ESPP	$416,741	$414,465
Total intrinsic value of ESPP stock purchased at December 31st	$291,958	$8,244

     The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Years Ended December 31,
	2012	2011
Included in cost of revenue	$119	$99
Included in operating expenses:
Research and development	125	75
Sales and marketing	255	177
General and administrative	567	411
Total	947	663
Total stock-based compensation expense	$1,066	$762

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011
Numerator:
Net income attributable to common stockholders	$9,641	$4,431

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	8,798	8,867
Diluted	8,931	9,109

Net income per share attributable to common stockholders:
Basic	$1.10	$0.50
Diluted	$1.08	$0.49

     The following outstanding options that were out-of-the money were excluded from the computation of diluted net income per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2012	2011
Options to purchase common stock	133	242

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

5. Balance Sheet Components (in thousands)

	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$3,392	$1,338
Money market instruments and funds	1,401	12,482
	$4,793	$13,820

Accounts receivable, net:
Accounts receivable	$8,167	$6,751
Less: Allowance for doubtful accounts and sales returns	(121)	(121)
	$8,046	$6,630

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$121	$121
Utilized	-	-
Balance at end of year	$121	$121

Inventories, net:
Finished goods	$1,824	$2,263
Work-in-process	2,546	2,475
Raw materials	2,563	2,025
	$6,933	$6,763

Accrued expenses:
Compensation costs	$2,976	$2,547
Professional fees	62	50
Outside commissions	90	215
Royalities	32	39
ESPP	107	104
Deferred rent	74	85
Warranty	21	19
Operating related (Taiwan and China)	529	312
Income tax	55	56
Others	169	197
	$4,115	$3,624

Other long-term liabilities:
Accrued pension liability (Taiwan)	$591	$541
Other liabilities	25	21
	$616	$562

Accumulated other comprehensive Income:
Cumulative translation adjustments	$2,800	$2,008
Unrealized gain on short-term investments	(6)	(7)
	$2,794	$2,001

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

6. Property and Equipment, Net

	December 31,
(in thousands)	2012	2011
Machinery and equipment	$15,678	$14,204
Furniture and fixtures	618	619
Leasehold improvements	901	770
Building and equipment prepayments	1,098	1,187
	$18,295	$16,780
Less: Accumulated depreciation	(10,587)	(9,062)
Total property and equipment, net	$7,708	$7,718

7. Income Taxes

     The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Income subject to domestic income taxes only	$4,000	$4,419
Income (loss) subject to foreign income taxes only	2,456	(52)
Total	$6,456	$4,367

     The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2012	2011
Statutory federal income tax rate	(34.0)%	(34.0)%
State income tax	(5.8)	(5.9)
Stock compensation	2.4	0.9
Deferred compensation	(1.5)	(1.6)
Net operating loss carryforward	29.8	37.0
Minimum tax	(1.4)	(2.2)
Foreigh tax differential	(4.4)	3.1
Research and development credits	1.1	1.7
Investment credits	0.3	4.6
Change in Valuation allowance	58.9	(4.9)
Other	4.0	2.8
Effective tax rate	49.3%	1.5%

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

Deferred tax assets consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$8,230	$10,481
Credit carryforwards	2,245	1,879
Depreciation and amortization	-	(4)
Stock compensation	649	487
Accruals and allowances	788	554
	11,912	13,397

Less: valuation allowance	(8,210)	(13,397)
Net deferred tax assets	$3,702	$-

	Years Ended December 31,
	2012	2011
Valuation allowances on deferred tax assets:
Balance at beginning of year	$13,397	$15,249
Addition	-	-
Utilized	(5,187)	(1,852)
Balance at end of year	$8,210	$13,397

     The income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,
	2012	2011
Current:
Federal	$107	$85
State	-	(220)
Foreign	409	71
	$516	$(64)
Deferred:
Federal	$(3,160)	$-
State	(541)	-
Foreign	-	-
Total benefit for income taxes	$(3,185)	$(64)

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     As of December 31, 2012, the Company has a net operating loss carryforward of approximately $22.5 million for federal and $17.7 million for state income tax purposes. If not utilized, these carryforwards will begin to expire after 2022 for federal and after 2016 for state purposes.

     As of December 31, 2012, the Company has research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2019. The California tax credit can be carried forward indefinitely.

     Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted. The Company has concluded no change in stock ownership has occurred during 2012.

     The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. As per ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. The Company did not have any material unrecognized tax benefits or uncertain tax positions at December 31, 2012. There are no penalties or interest associated with unrecognized tax benefits in these financial statements.

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

     Two customers accounted for 18.0% of the Company’s accounts receivable at December 31, 2012. One customer accounted for 16.3% of the Company’s accounts receivable at December 31, 2011.

     One customer accounted for 10.0% and 14.3% of revenues in the year ended December 31, 2012 and 2011, respectively.

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

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2012	2011
Revenues
North America	$27,299	$22,929
Europe	8,933	7,470
Asia	10,379	11,621
	$46,611	$42,020

	Years Ended December 31,
	2012	2011
Revenues
Connectivity Products	$32,622	$31,411
Optical Passive Products	13,989	10,609
	$46,611	$42,020

	Years Ended December 31,
	2012	2011
Property and Equipment, net
United States	$43	$91
Taiwan	3,473	3,491
China	4,192	4,136
	$7,708	$7,718

10. Commitments and Contingencies

     Litigation

     From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

     Off-Balance Sheet Arrangements

     The Company had no off-balance sheet arrangements as of December 31, 2012 and 2011, respectively.

     Indemnification and Product Warranty

     The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of December 31, 2012, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

     The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.02 million warranty reserves as of December 31, 2012 and 2011, respectively.

     Operating Leases

     The Company leases certain office space under long-term operating leases expiring at various dates through 2016. Total rent expense under these operating leases was approximately $0.7 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.

     Total future minimum lease payments under operating leases as of December 31, 2012 are summarized below (in thousands):

Years ending December 31,
2013	$682
2014	609
2015	220
2016	19
2017 and after	1
Total	$1,531

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

12. Related Party Transactions

     As of December 31, 2012, based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited and Hon Hai Precision Industry Co., Ltd. hold 18.53% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai Precision Co., Ltd., who is the parent company of Foxconn Holding Limited. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai Precision Co., Ltd. were $0.06 million and $0.02 million in the years ended December 31, 2012 and 2011, respectively. Purchases of raw materials from Hon Hai Precision Co., Ltd. were $1.0 million and $1.3 million in the years ended December 31, 2012 and 2011 respectively. Amounts due from Hon Hai Precision Co., Ltd. were $0 at December 31, 2012 and 2011, respectively. Amounts due to Hon Hai Precision Co., Ltd. were $0.3 million and $0.4 million at December 31, 2012 and 2011, respectively.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

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

     In February 2008, FASB Staff Position ASC 820 was issued. This FSP provided a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of ASC 820 with respect to financial assets and liabilities only.

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

     The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at December 31, 2012 and December 31, 2011 (in thousands) were as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,401	$1,401	$-	$-
Marketable Securities:
Time deposits	19,378	19,378	-	-
Corporate bonds	9,104	-	9,104	-
Long-term investments:
Time deposits	10,274	10,274	-	-
Total	$40,157	$31,053	$9,104	$-

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Notes to Consolidated Financial Statements

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$12,482	$12,482	$-	$-
Marketable Securities:
Time deposits	21,112	21,112	-	-
Corporate bonds	4,656	-	4,656	-
Long-term investments:
Time deposits	10,098	10,098	-	-
Total	$48,348	$43,692	$4,656	$-

     As of December 31, 2012, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents are comprised of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments are comprised of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

14. Subsequent Event

     The Company has evaluated subsequent events through the time of the filing of this Annual Report on Form 10-K. The Company is not aware of any significant events that occurred subsequent to the balance sheet date prior to the filing of this report that would have a material impact on the Company’s condensed consolidated financial statements.

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

     There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     Based on the evaluation as of the end of the fiscal year 2012, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

Item 9B. Other Information

     Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2013 Annual Meeting of Stockholders to be held on May 17, 2013 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information under the captions “Election of Directors — 2012 Director Compensation,” and “Executive Compensation,” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

     Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2012:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	914,680 (1)	$7.83	554,131 (2)
Equity compensation plans not
approved by security holders	-	-	-
Total	914,680	$7.83	554,131

____________________

(1) Includes 718,180 shares to be issued upon exercise of outstanding options and 196,500 shares of unvested RSUs granted under the 2000 Stock Incentive Plan.

(2) Includes:

     (i) 308,625 shares reserved for issuance under the Company’s 2000 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan will be increased on the first day of the Company’s fiscal year by the lesser of 340,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2012 because the Board determined there were enough shares available for issuance in 2012 pursuant to the Plan. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

     (ii) 245,506 shares reserved for issuance under the Company’s ESPP. On April 29, 2011 the stockholders approved an increase by 300,000 the number of shares of common stock available for issuance under the ESPP. The number of shares reserved for issuance under the ESPP could be increased on the first day of the Company’s fiscal year from 2001 through 2010, by an amount as may be determined by the Board of Directors, or, if less, the lesser of 200,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation up to 500 shares maximum toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

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

See the Exhibit Index, which follows the signature pages of this report and is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: March 20, 2013
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

Name	Title	Date
/s/ Peter C. Chang	President, Chief Executive Officer	March 20, 2013
Peter C. Chang	(Principal Executive Officer) and
Chairman

/s/ Anita K. Ho	Acting Chief Financial Officer	March 20, 2013
Anita K. Ho	(Principal Financial and Accounting
Officer)

/s/ Richard Black	Director	March 20, 2013
Richard Black

/s/ Gwong-Yih Lee	Director	March 20, 2013
Gwong-Yih Lee

/s/ Ray Sun	Director	March 20, 2013
Ray Sun

/s/ James C. Yeh	Director	March 20, 2013
James C. Yeh

EXHIBIT INDEX

Exhibit
Number		Description of Document
3(i	).1	Integrated copy of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2011).
3(i	).2	Certificate of Designation of Series A Participating Preferred Stock of Alliance Fiber Optics Products, Inc. (incorporated by reference to Exhibit 3(i).2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
3(ii	).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2		Amended and Restated Rights Agreement dated as of August 31, 2000 (Registration Rights) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
4.3		Amended and Restated Rights Agreement dated as of March 10, 2011 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A (File No. 000-31857)).
10.1		Reserved.
10.2	#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
10.3	#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
10.4	#	Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
10.5	#	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year end December 31, 2011).
10.6		Reserved.
10.7	#	Form of Stock Option Agreement under the Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
10.8		Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description of Document
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 52 of this Form 10-K)
31.1	Rule 13a–14(a) Certification of Chief Executive Officer.
31.2	Rule 13a–14(a) Certification of Acting Chief Financial Officer.
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS**	XBRL Taxonomy Instance Document
101.SCH**	XBRL Taxonomy Schema Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase document
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

# Indicates management contract or compensatory plan or arrangement.