Form 10-Q
period 2013-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2013-05-15
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(Zip Code)

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

On April 30, 2013, 8,656,032 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,987	$4,793
Short-term investments	27,876	28,482
Accounts receivable, net	9,090	8,046
Inventories, net	7,598	6,933
Deferred tax asset	1,234	1,234
Prepaid expense and other current assets	1,187	1,166
Total current assets	50,972	50,654

Long-term investments	10,318	10,274
Property and equipment, net	7,687	7,708
Deferred tax asset	2,468	2,468
Other assets	247	249
Total assets	$71,692	$71,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,183	$6,591
Accrued expenses	3,760	4,115
Total current liabilities	9,943	10,706

Other long-term liabilities	598	616
Total liabilities	10,541	11,322

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at March 31, 2013 and
December 31, 2012, respectively	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized;
8,587,696 and 8,632,463 shares issued and outstanding at
March 31, 2013 and December 31, 2012.	9	9
Additional paid-in-capital	111,607	111,900
Accumulated deficit	(52,822)	(54,672)
Accumulated other comprehensive income	2,357	2,794
Stockholders' equity	61,151	60,031
Total liabilities and stockholders' equity	$71,692	$71,353

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues	$12,153	$10,535
Cost of revenues	7,745	7,091
Gross profit	4,408	3,444
Operating expenses:
Research and development	813	807
Sales and marketing	712	675
General and administrative	1,116	1,082
Total operating expenses	2,641	2,564
Income from operations	1,767	880
Interest and other income, net	133	150
Net income before tax	1,900	1,030
Income tax	50	109
Net income	$1,850	$921

Other comprehensive income (loss):
Cumulative translation adjustments	(445)	499
Unrealized gain on investments	7	9
Comprehensive income	$1,412	$1,429

Net income per share:
Basic	$0.22	$0.10
Diluted	$0.21	$0.10
Shares used in computing net income per share:
Basic	8,595	8,846
Diluted	8,906	9,085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,850	$921
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	452	389
Amortization of stock-based compensation	280	247
Loss on disposal of property and equipment	-	3
Provision for inventory valuation	92	106
Changes in assets and liabilities:
Accounts receivable	(1,044)	(529)
Inventories	(757)	281
Prepaid expenses and other current assets	(21)	(444)
Other assets	2	(9)
Accounts payable	(408)	671
Accrued expenses	(355)	(264)
Other long-term liabilities	(18)	22
Net cash provided by operating activities	73	1,394

Cash flows from investing activities:
Purchase of short-term investments	(240)	(3,977)
Proceeds from sales and maturities of short-term investments	852	3,613
Purchase of long-term investments	(44)	(43)
Purchase of property and equipment	(513)	(149)
Net cash provided by (used in) investing activities	55	(556)

Cash flows from financing activities:
Proceeds from the exercise of stock options	224	95
Repurchase of common stock	(796)	(848)
Payment of bank loans	-	(28)
Net cash used in financing activities	(572)	(781)

Effect of exchange rate changes on cash and cash equivalents	(362)	404
Net (decrease) increase in cash and cash equivalents	(806)	461
Cash and cash equivalents at beginning of period	4,793	13,820
Cash and cash equivalents at end of period	$3,987	$14,281

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$(2)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2013 as compared to those disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

Allowance for Doubtful Accounts

Allowances are provided for estimated returns and potential uncollectable trade receivables. Provisions for return allowances are recorded at the time revenue is recognized based on historical product returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. The Company also identifies specific accounts considered to have a high risk of uncollectibility and reserves the full amount. Material differences may result in the amount and timing of revenue for any period than if management had made different judgments or utilized different estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, corporate bonds, and certificates of deposit.

Short-Term and Long-Term Investments

The Company generally invests its excess cash in certificates of deposit and corporate bonds. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Concentrations of Risk

Connectivity products contributed 73.8% and 77.8% of the Company’s revenues for the quarters ended March 31, 2013 and 2012, respectively. Optical passive products contributed 26.2% and 22.2% of the Company’s revenues for the quarters ended March 31, 2013 and 2012, respectively.

In the three month ended March 31, 2013 and 2012, the Company’s 10 largest customers comprised 68.5% and 62.2% of the Company’s revenues, respectively. For the three months ended March 31, 2013, three customers accounted for 16.2%, 10.5% and 10.3% of the Company’s total revenues, respectively. Amounts due from these customers were $1.8 million, $1.1 million and $1.1 million, respectively, at March 31, 2013. For the three months ended March 31, 2012, no customer accounted for 10% or more of the Company’s total revenues.

2. Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify when to release cumulative foreign currency translation adjustments when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

3. Stock-based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”) was determined using the Black-Scholes valuation model.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the three months ended March 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2012	718,180	$7.83
Granted	-
Exercised	(28,700)	7.80
Forfeited	-	-
Outstanding at March 31, 2013	689,480	$7.83	5.12 Years	$3,583,423
Vested and expected to vest at March 31, 2013	666,979	$7.82	5.01 Years	$3,476,692
Exercisable at March 31, 2013	476,759	$7.59	3.61 Years	$2,592,722

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $0.15 million and $0.09 million, respectively.

Cash received from option exercises during the three months ended March 31, 2013 and 2012 was $0.2 million and $0.1 million, respectively. Such amounts are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

No options were granted during the three months ended March 31, 2013. At March 31, 2013, there was $1.2 million of unrecognized compensation cost related to RSUs, all of which is expected to be realized over four years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended Mar. 31,
	2013	2012
Included in cost of revenue	$35	$26
Included in operating expenses:
Research and development	33	27
Sales and marketing	66	59
General and administrative	146	135
Total	245	221
Total stock-based compensation expense	$280	$247

4. Inventories, net (in thousands)

	March 31,	December 31,
	2013	2012
Inventories
Finished goods	$1,629	$1,824
Work-in-process	3,000	2,546
Raw materials	2,969	2,563
	$7,598	$6,933

5. Net Income Per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the combination of dilutive common share equivalents, comprised of shares issuable under the Company’s stock-based compensation plans, and the weighted average number of shares of common stock outstanding during the period. There were no incremental dilutive common share equivalents in the periods presented.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$1,850	$921
Denominator:
Shares used in computing net income per share:
Basic	8,595	8,846
Diluted	8,906	9,085
Net income per share:
Basic	$0.22	$0.10
Diluted	$0.21	$0.10

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

7. Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of March 31, 2013, reduction in valuation allowance in the amount of $3.7 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as expectations for growth.

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. As per ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. The Company did not have any material unrecognized tax benefits or uncertain tax positions at March 31, 2013.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of March 31, 2013, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.03 million and $0.02 million for warranty reserves at each of March 31, 2013 and 2012.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2017.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2013 (remaining nine months of the year)	$531
2014	646
2015	236
2016	20
2017 and after	1
Total	$1,434

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

10. Related Party Transactions

As of March 31, 2013, based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 18.6% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties. Sales of products to Hon Hai were zero and $16,900 in the quarters ended March 31, 2013 and 2012, respectively. Purchases of raw materials from Hon Hai were $0.3 million and $0.3 million in the quarters ended March 31, 2013 and 2012, respectively. Amounts due from Hon Hai were zero and $17,066 at March 31, 2013 and 2012, respectively. Amounts due to Hon Hai were $0.3 million and $0.4 million at March 31, 2013 and 2012, respectively.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at March 31, 2013 (in thousands) was as follows:

		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,994	$1,994	$-	$-
Marketable Securities:
Time deposits	18,817	18,817	-	-
Corporate bonds	9,059	-	9,059	-
Long-term investments:
Time deposits	10,318	10,318	-	-
Total	$40,188	$31,129	$9,059	$-

As of March 31, 2013, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
North America	$7,870	$5,994
Europe	2,358	2,120
Asia	1,925	2,421
	$12,153	$10,535

	Three Months Ended March 31,
	2013	2012
Revenues
Connectivity Products	$8,971	$8,191
Optical Passive Products	3,182	2,344
	$12,153	$10,535

	March 31,	December 31,
	2013	2012
Property and Equipment
United States	$45	$43
Taiwan	3,393	3,473
China	4,249	4,192
	$7,687	$7,708

13. Subsequent Event

The Company evaluated subsequent events through the time of the filing of this Quarterly Report on Form 10-Q. The Company is not aware of any significant events that occurred subsequent to the balance sheet date prior to the filing of this report that would have a material impact on its condensed consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of our cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our efforts to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible license offers and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, our ability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We started selling our optical passive products in July 2000. Since their introduction, sales of optical passive products have fluctuated with the overall market for these products.

Our connectivity products contributed revenues of $9.0 million, or 73.8%, and $8.2 million, or 77.8%, for the three months ended March 31, 2013 and 2012, respectively. Our optical passive products contributed revenues of $3.2 million, or 26.2%, and $2.3 million, or 22.2%, for the three months ended March 31, 2013 and 2012, respectively.

In the three months ended March 31, 2013 and 2012, our 10 largest customers comprised 68.5% and 62.2% of our revenues, respectively. For the three months ended March 31, 2013, three customers accounted for 16.2%, 10.5% and 10.3% of our total revenues. For the three months ended March 31, 2012 no customer accounted for 10% or more of our total revenues. We market and sell our products predominantly through our direct sales force.

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

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues for the periods indicated:

	Three Months Ended Mar. 31,
	2013	2012
Revenues	100.0%	100.0%

Cost of revenues	63.7	67.3
Gross profit	36.3	32.7

Operating expenses:
Research and development	6.7	7.7
Sales and marketing	5.9	6.4
General and administrative	9.2	10.3
Total operating expenses	21.8	24.4

Income from operations	14.5	8.3
Interest and other income, net	1.1	1.4
Net income before tax	15.6%	9.7%
Income tax	0.4	1.0
Net income	15.2%	8.7%

Revenues. Revenues were $12.15 million and $10.53 million for the three months ended March 31, 2013 and 2012, respectively. Revenues increased 15.4% in the quarter ended March 31, 2013 from the same period in 2012, primarily due to increased volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $7.7 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively. Cost of revenues as a percentage of revenues decreased to 63.7% for the three months ended March 31, 2013 from 67.3% for the three months ended March 31, 2012. The lower percentage cost of revenues for the three months ended March 31, 2013 resulted from increased factory utilization due to higher revenues.

Gross Profit. Gross profit increased to $4.4 million, or 36.3% of revenues, for the three months ended March 31, 2013 from $3.4 million, or 32.7% of revenues, for the same period in 2012. The higher gross profit was due to higher sales volume. We expect our gross profit as a percentage of revenues to improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will have a negative impact our gross profit and may offset benefits, if any, from improved absorption.

Research and Development Expenses. Research and development expenses were $0.8 million for the three months ended March 31, 2013 and 2012. As a percentage of revenues, research and development expenses decreased to 6.7% in the three months ended March 31, 2013 from 7.7% for the same period in 2012. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses were $0.7 million for the three months ended March 31, 2013 and 2012. As a percentage of revenues, sales and marketing expenses decreased to 5.9% in the three months ended March 31, 2013 from 6.4% in the three months ended March 31, 2012. We expect sales and marketing expenses to decline slightly in the next few quarters as a result of fewer trade- show activities.

General and Administrative Expenses. General and administrative expenses were $1.1 million for the three months ended March 31, 2013 and 2012. As a percentage of revenues, general and administrative expenses decreased to 9.2% in the three months ended March 31, 2013 from 10.3% in the three months ended March 31, 2012. We expect general and administrative expenses will remain relatively flat in the next quarter due in part to continued emphasis on expense control.

Stock-Based Compensation. Total stock based compensation increased to $0.3 million for the three months ended March 31, 2013 from $0.2 million for the same period in 2012. This increase was due to stock options granted in April and October of 2012.

Interest and Other Income, Net. Interest and other income, net, was $0.13 million and $0.15 million for the three months ended March 31, 2013 and 2012, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $0.05 and $0.11 million for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $4.0 million, short-term investments of $27.9 million and long-term investments of $10.3 million.

Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2013. Net cash provided by operating activities was primarily due to net income of $1.9 million and total depreciation and amortization expenses of $0.7 million, which was offset by a $1.0 million increase in accounts receivable, a $0.8 million increase in inventory, and $0.4 million each decrease in accounts payable and accrued expenses.

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

Cash provided by investing activities was $0.1 million for the three months ended March 31, 2013. In the three months ended March 31, 2013, we had a net of $0.6 million from the proceeds from sales and maturities of short-term investments, and we used $0.5 million to purchase equipment.

Cash used in investing activities was $0.6 million for the three months ended March 31, 2012. In the three months ended March 31, 2012, we spent a net of $0.4 million for the purchase of short-term securities, and we used $0.2 million to purchase equipment.

Cash used in financing activities was $0.6 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in financing activities was primarily due to the repurchase of our common stock pursuant to our stock repurchase program.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2013.

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

We had net income of approximately $1.9 million in the quarter ended March 31, 2013. Although we generated a profit in the quarter, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of March 31, 2013, we had an accumulated deficit of approximately $52.8 million.

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

Sales of our connectivity products accounted for over 74% of our revenues in the quarter ended March 31, 2013 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products, which we began shipping commercially in July 2000. Demand for these products has fluctuated over the past few years, declining sharply starting in mid fiscal 2001 and then increasing beginning in 2003. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline and we may have to write-off additional inventory that is currently on our books.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic instability, slowing growth in China and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our total revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended March 31, 2013 and 2012, our 10 largest customers comprised 68.5% and 62.2% of our revenues, respectively. For the three months ended March 31, 2013, three customers accounted for 16.2%, 10.5% and 10.3% of our total revenues. For the three months ended March 31, 2012, no customer accounted for 10% or more of our total revenues.

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

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Oclaro Corp., JDS Uniphase Corp., Oplink Communications Inc., Senko Advanced Components and TE Connectivity. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

As of March 31, 2013, we had a total of 32 full-time employees in Sunnyvale, California, 348 full-time employees in Taiwan, and 787 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

In addition, we will need to continue to coordinate our domestic and international operations and establish and maintain the necessary infrastructure to implement our international strategy. If we are not able to manage our operations in an efficient and timely manner, our business will be severely harmed.

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were approximately $0.8 million for the quarters ended March 31, 2013 and 2012. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods if we do not earn associated revenues from such efforts.

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

The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies as to policing the unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States laws. Our competitors and suppliers may independently develop similar technology, duplicate our products, or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

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

Our primary manufacturing operations are located in Tu-Change City, Taiwan, an active earthquake fault zone. This region has experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because most of our manufacturing is performed in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On November 30, 2011, we announced a program to repurchase up to $6 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of March 31, 2013, approximately $0.02 million was remaining under this repurchase program. The duration of the repurchase program is open-ended.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
January 1 - January 31, 2013	41,433	$11.6453	41,433	$228,762
February 1 - February 28, 2013	11,377	$10.9716	11,377	$103,938
March 1 - March 31, 2013	6,573	$12.7767	6,573	$19,957
Total	59,383	$11.6415	59,383	$19,957
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
____________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Dated: May 15, 2013	ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho
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
____________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.