Form 10-Q
period 2013-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2013-08-14
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	Accelerated Filer	Non-accelerated filer	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On August 1, 2013, 9,032,768 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,638	$4,793
Short-term investments	27,802	28,482
Accounts receivable, net	11,260	8,046
Inventories, net	9,349	6,933
Deferred tax asset	1,234	1,234
Prepaid expense and other current assets	1,714	1,166
Total current assets	61,997	50,654

Long-term investments	10,363	10,274
Property and equipment, net	8,502	7,708
Deferred tax asset	2,468	2,468
Other assets	212	249
Total assets	$83,542	$71,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,552	$6,591
Accrued expenses	5,099	4,115
Total current liabilities	15,651	10,706

Other long-term liabilities	588	616
Total liabilities	16,239	11,322

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at June 30, 2013 and
December 31, 2012, respectively	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized;
8,874,658 and 8,632,463 shares issued and outstanding at
June 30, 2013 and December 31, 2012.	9	9
Additional paid-in-capital	113,321	111,900
Accumulated deficit	(48,540)	(54,672)
Accumulated other comprehensive income	2,513	2,794
Stockholders' equity	67,303	60,031
Total liabilities and stockholders' equity	$83,542	$71,353

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$19,039	$11,527	$31,192	$22,062
Cost of revenues	11,759	7,618	19,504	14,709
Gross profit	7,280	3,909	11,688	7,353
Operating expenses:
Research and development	859	839	1,672	1,646
Sales and marketing	791	662	1,503	1,337
General and administrative	1,185	1,120	2,301	2,202
Total operating expenses	2,835	2,621	5,476	5,185
Income from operations	4,445	1,288	6,212	2,168
Interest and other income, net	163	160	296	310
Net income before income tax	4,608	1,448	6,508	2,478
Income tax	326	216	376	325
Net income	$4,282	$1,232	$6,132	$2,153

Cumulative translation adjustments	165	(217)	(280)	282
Unrealized loss on investments	(8)	(18)	(1)	(9)
Comprehensive income	$4,439	$997	$5,851	$2,426

Net income per share:
Basic	$0.49	$0.14	$0.71	$0.24
Diluted	$0.47	$0.14	$0.68	$0.24
Shares used in computing net income per share:
Basic	8,749	8,820	8,672	8,833
Diluted	9,207	9,000	9,059	9,020

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$6,132	$2,153
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	921	788
Loss on disposal of property and equipment	1	3
Amortization of stock-based compensation	691	518
Provision for inventory reserves	(188)	158
Changes in assets and liabilities:
Accounts receivable	(3,214)	(1,068)
Inventories	(2,228)	32
Prepaid expenses and other current assets	(548)	(479)
Other assets	37	(27)
Accounts payable	3,961	1,586
Accrued expenses	984	(41)
Other long-term liabilities	(28)	18
Net cash provided by operating activities	6,521	3,641

Cash flows from investing activities:
Purchase of short-term investments	(9,297)	(16,162)
Proceeds from sales and maturities of short-term investments	9,976	6,995
Purchase of long-term investments	(89)	(87)
Purchase of property and equipment	(1,740)	(485)
Net cash used in investing activities	(1,150)	(9,739)

Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	235	207
Proceeds from the exercise of common stock options	1,367	(299)
Repurchase of common stock	(873)	(1,656)
Repayments of bank borrowings	-	(54)
Net cash provided by (used in) financing activities	729	(1,802)

Effect of exchange rate changes on cash and cash equivalents	(255)	230
Net increase (decrease) in cash and cash equivalents	5,845	(7,670)
Cash and cash equivalents at beginning of period	4,793	13,820
Cash and cash equivalents at end of period	$10,638	$6,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$4
Cash paid for income tax	$202	$312

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2013 and for the three months and six months ended June 30, 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2013 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

Concentrations of Risk

Connectivity products contributed 75.9% and 74.0% of the Company’s revenues for the three months ended June 30, 2013 and 2012, respectively. Optical passive products contributed 24.1% and 26.0% of the Company’s revenues for the three months ended June 30, 2013 and 2012, respectively.

Connectivity products contributed 75.1% and 73.8% of the Company’s revenues for the six months ended June 30, 2013 and 2012, respectively. Optical passive products contributed 24.9% and 26.2% of the Company’s revenues for the six months ended June 30, 2013 and 2012, respectively.

In the three months ended June 30, 2013 and 2012, the Company’s 10 largest customers comprised 72.9% and 63.0% of the Company’s revenues, respectively. For the three months ended June 30, 2013, two customers accounted for 33.3% and 12.8% of the Company’s total revenues, respectively. Amounts due from these customers were $2.6 million and $1.9 million, respectively, at June 30, 2013. For the three months ended June 30, 2012, one customer accounted for 12.3% of the Company’s total revenues.

In the six months ended June 30, 2013 and 2012, the Company’s 10 largest customers comprised 70.6% and 61.2% of the Company’s revenues, respectively. For the six months ended June 30, 2013, two customers accounted for 26.7% and 11.9% of the Company’s total revenues. For the six months ended June 30, 2012, no customer accounted for 10% or more of the Company’s total revenues.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the six months ended June 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2012	718,180	$7.83
Granted	106,400	14.25
Exercised	(232,427)	6.92
Forfeited	-	-
Outstanding at June 30, 2013	592,153	$9.34	6.59 Years	$6,316,500
Vested and expected to vest at June 30, 2013	559,863	$9.29	6.47 Years	$5,999,486
Exercisable at June 30, 2013	290,032	$8.23	4.33 Years	$3,415,825

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $2.7 million and $2.8 million for the three and six months ended June 30, 2013, respectively. The total intrinsic value of options exercised was $0.4 million and $0.5 million for the three and six months ended June 30, 2012, respectively.

Cash received from option exercises during the three and six months ended June 30, 2013 was $1.4 million and $1.6 million, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the three months ended June 30, 2013, a total of 25,616 shares were issued under the Company’s ESPP and cash received from the purchases was $0.2 million. Compensation expense recorded in the quarter ended June 30, 2013 was $0.08 million. As of June 30, 2013, there was $0.1 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next four months.

During the three months ended June 30, 2011, the Company granted 273,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the quarter ended June 30, 2013 was $0.1 million. There was $1.1 million of total unrecognized compensation cost related to RSUs granted under the Plan, all of which is expected to be realized over three years.

During the three months ended June 30, 2013, the Company granted 171,000 RSUs with a total grant-date fair value of $2.3 million. The resulting compensation expense recorded in the quarter ended June 30, 2013 was $0.1 million. There was $2.2 million of total unrecognized compensation cost related to RSUs granted under the Plan, of which $1.0 million is expected to be realized over two years and $1.2 million is expected to be realized over three years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Included in cost of revenue	$64	$32	$99	$58
Included in operating expenses:
Research and development	46	33	79	60
Sales and marketing	96	64	162	123
General and administrative	205	142	351	277
Total	347	239	592	460
Total stock-based compensation expense	$411	$271	$691	$518

4. Inventories, net (in thousands)

	June 30,	December 31,
	2013	2012
Inventories:
Finished goods	$2,044	$1,824
Work-in-process	3,833	2,546
Raw materials	3,472	2,563
	$9,349	$6,933

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$4,282	$1,232	$6,132	$2,153
Denominator:
Shares used in computing net income per share:
Basic	8,749	8,820	8,672	8,833
Diluted	9,207	9,000	9,059	9,020
Net income per share:
Basic	$0.49	$0.14	$0.71	$0.24
Diluted	$0.47	$0.14	$0.68	$0.24

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of June 30, 2013, reduction in the valuation allowance in the amount of $3.7 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as expectations for growth.

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. As per ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. The Company did not have any material unrecognized tax benefits or uncertain tax positions at June 30, 2013.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of June 30, 2013, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.04 million and $0.02 million for warranty reserves as of June 30, 2013 and 2012, respectively.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2017.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2013 (remaining six months of the year)	$363
2014	678
2015	238
2016	21
2017 and after	1
Total	$1,301

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

10. Related Party Transactions

As of June 30, 2013, based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 18.03% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

There were no sales of products to Hon Hai in either of the three or six months ended June 30, 2013. Purchases of raw materials from Hon Hai were $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively. No amounts were due from Hon Hai at June 30, 2013. Amounts due to Hon Hai were $0.4 million at June 30, 2013.

Sales of products to Hon Hai were $0.04 million and $0.06 million for the three and six months ended June 30, 2012, respectively. Purchases of raw materials from Hon Hai were $0.2 million and $0.6 million for the three and six months ended June 30, 2012, respectively. Amounts due from Hon Hai were $0.04 million at June 30, 2012. Amounts due to Hon Hai were $0.2 million at June 30, 2012.

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

The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets at June 30, 2013 (in thousands) was as follows:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,057	$1,057	$-	$-
Marketable Securities:
Time deposits	20,630	20,630	-	-
Corporate bonds	7,172	-	7,172	-
Long-term investments:
Time deposits	10,363	10,363	-	-
Total	$39,222	$32,050	$7,172	$-

As of June 30, 2013, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
North America	$11,305	$7,255	$19,175	$13,250
Europe	3,781	1,732	6,139	3,851
Asia	3,953	2,540	5,878	4,961
	$19,039	$11,527	$31,192	$22,062

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Connectivity Products	$14,447	$8,534	$23,418	$16,284
Optical Passive Products	4,592	2,993	7,774	5,778
	$19,039	$11,527	$31,192	$22,062

	June 30,	December 31,
	2013	2012
Property and Equipment
United States	$45	$43
Taiwan	3,621	3,473
China	4,836	4,192
	$8,502	$7,708

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protecting our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of raw materials or components, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to remain listed on the Nasdaq Capital Market, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our connectivity products contributed revenues of $14.4 million, or 75.9%, and $8.5 million, or 74.0%, for the three months ended June 30, 2013 and 2012, respectively. Our optical passive products contributed revenues of $4.6 million, or 24.1%, and $3.0 million, or 26.0%, for the three months ended June 30, 2013 and 2012, respectively.

Our connectivity products contributed revenues of $23.4 million, or 75.1%, and $16.3 million, or 73.8%, for the six months ended June 30, 2013 and 2012, respectively. Our optical passive products contributed revenues of $7.8 million, or 24.9%, and $5.8 million, or 26.2%, for the six months ended June 30, 2013 and 2012, respectively.

In the three months ended June 30, 2013 and 2012, our 10 largest customers comprised 72.9% and 63.0% of our total revenues, respectively. For the three months ended June 30, 2013, two customers accounted for 33.3% and 12.8% of our total revenues, respectively. For the three months ended June 30, 2012, one customer accounted for 12.3% of our total revenues.

In the six months ended June 30, 2013 and 2012, our 10 largest customers comprised 70.6% and 61.2% of our total revenues, respectively. For the six months ended June 30, 2013, two customers accounted for 26.7% and 11.9% of our total revenues. For the six months ended June 30, 2012, no customer accounted for 10% or more of our total revenues.

Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of total revenues will fluctuate from period to period based on a number of factors including:

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

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.8	66.1	62.5	66.7
Gross profit	38.2	33.9	37.5	33.3

Operating expenses:
Research and development	4.5	7.3	5.4	7.4
Sales and marketing	4.2	5.7	4.8	6.1
General and administrative	6.2	9.7	7.4	10.0
Total operating expenses	14.9	22.7	17.6	23.5

Income from operations	23.3	11.2	19.9	9.8
Interest and other income, net	0.9	1.4	1.0	1.4
Net income before tax	24.2	12.6	20.9	11.2
Income tax	1.7	1.9	1.2	1.4
Net income	22.5%	10.7%	19.7%	9.8%

Revenues. Revenues were $19.0 million and $11.5 million for the three months ended June 30, 2013 and 2012, respectively. Revenues increased 65.2% in the three months ended June 30, 2013 from the same period in 2012. Revenues were $31.2 million and $22.1 million for the six months ended June 30, 2013 and 2012, respectively. Revenues increased 41.4% in the six months ended June 30, 2013 from the same period in 2012. The increase for the three and six months ended June 30, 2013 was mainly due to increased orders from our existing customers and higher volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $11.8 million and $7.6 million for the three months ended June 30, 2013 and 2012, respectively. Cost of revenues as a percentage of revenues decreased to 61.8% for the three months ended June 30, 2013 from 66.1% for the three months ended June 30, 2012. Cost of revenues was $19.5 million and $14.7 million for the six months ended June 30, 2013 and 2012, respectively. Cost of revenues as a percentage of revenues decreased to 62.5% for the six months ended June 30, 2013 from 66.7% for the six months ended June 30, 2012. The lower percentage cost of revenues for the three and six months ended June 30, 2013 resulted from increased factory utilization due to higher product sales.

Gross Profit. Gross profit increased in dollars to $7.3 million, or 38.2% of revenues, for the three months ended June 30, 2013 from $3.9 million, or 33.9% of revenues, for the same period in 2012. Gross profit increased to $11.7 million, or 37.5% of revenues, for the six months ended June 30, 2013 from $7.4 million, or 33.3% of revenues, for the same period in 2012. For the three and six months ended June 30, 2013, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers. We expect our gross profit as a percentage of revenues will improve with higher production volumes, which we anticipate will result in improved absorption of overhead expenses. However, decreasing average selling prices will negatively impact our gross profit and may offset benefits, if any, from improved absorption.

Research and Development Expenses. Research and development expenses were $0.9 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. Research and development expenses increased to $1.7 million for the six months ended June 30, 2013 from $1.6 million for the same period in 2012. The higher research and development expenses were due to higher fees for testing our products and stock based compensation charges.

As a percentage of revenues, research and development expenses decreased to 4.5% in the three months ended June 30, 2013 from 7.3% for the same period in 2012. As a percentage of revenues, research and development expenses decreased to 5.4% in the six months ended June 30, 2013 from 7.4% for the same period in 2012. The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses increased to $0.8 million for the three months ended June 30, 2013 from $0.7 million for the same period in 2012. Sales and marketing expenses increased to $1.5 million for the six months ended June 30, 2013 from $1.3 million for the six months ended June 30, 2012. The higher sales and marketing expenses were due to new hires and stock based compensation charges.

As a percentage of revenues, sales and marketing expenses decreased to 4.2% in the three months ended June 30, 2013 from 5.7% for the same period in 2012. As a percentage of revenues, sales and marketing expenses decreased to 4.8% in the six months ended June 30, 2013 from 6.1% for the same period in 2012. The lower sales and marketing expenses as a percentage of revenues were mainly due to increased revenue levels. We expect sales and marketing expenses will remain relatively flat in the next few quarters as a result of fewer trade-show activities.

General and Administrative Expenses. General and administrative expenses increased to $1.2 million for the three months ended June 30, 2013 from $1.1 million for the same period in 2012. General and administrative expenses increased to $2.3 million for the six months ended June 30, 2013 from $2.2 million for the same period in 2012. The increases were due to higher stock-based compensation expenses.

As a percentage of revenues, general and administrative expenses decreased to 6.2% in the three months ended June 30, 2013 from 9.7% for the same period in 2012. The lower general and administrative expenses as a percentage of revenues were mainly due to increased revenue levels. As a percentage of revenues, general and administrative expenses decreased to 7.4% in the six months ended June 30, 2013 from 10.0% for the same period in 2012. We expect general and administrative expenses will remain relatively flat in the next quarter due in part to continued emphasis on expense control.

Stock-Based Compensation. Total stock-based compensation increased to $0.4 million for the three months ended June 30, 2013 from $0.3 million for the same period in 2012. Total stock-based compensation increased to $0.7 million for the six months ended June 30, 2013 from $0.5 million for the same period in 2012. The increase was due to RSUs granted in June 2013 and stock options granted in April and October 2012.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million for each of the three months ended June 30, 2013 and 2012, respectively. Interest and other income, net, was $0.3 million for each of the six months ended June 30, 2013 and 2012, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $0.3 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. Income tax expense was $0.4 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $10.6 million and short-term investments of $27.8 million. We also held $10.4 million of long-term investments.

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2013. Net cash provided by operating activities was primarily due to net income of $6.1 million, a $4.0 million increase in accounts payable, a $1.0 million increase in accrued expense, and depreciation and amortization of $1.6 million, which were offset by a $3.2 million increase in accounts receivable, and a $2.2 million increase in inventories.

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2012. Net cash provided by operating activities was primarily due to net income of $2.2 million, a $1.6 million increase in accounts payable, and depreciation and amortization of $1.3 million, which were offset by a $1.1 million increase in accounts receivable, and a $0.5 million increase in prepaid expenses.

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2013. This consisted primarily of $1.7 million of equipment purchases offset by $0.6 million in net proceeds from short-term and long-term investments.

Net cash used in investing activities was $9.7 million for the six months ended June 30, 2012. This resulted primarily from $9.2 million in net purchases of short-term investments and $0.5 million of equipment purchases.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2013, and was primarily due to the proceeds from the exercise of common stock options.

Net cash used in financing activities was $1.8 million for the six months ended June 30, 2012. Net cash used in financing activities was primarily due to $1.7 million used to repurchase common stock pursuant to our stock repurchase program and repayment of bank borrowings, offset in part by proceeds of $0.1 million from the sale of our common stock through our ESPP.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2013.

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

We had net income of $4.3 million in the quarter ended June 30, 2013. Although we generated a profit in the quarter, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of June 30, 2013, we had an accumulated deficit of $48.5 million.

We continue to experience fluctuating demand for our products. If demand for our products declines, we may not be able to decrease our expenses on a timely basis or at levels that offset any such decreases. If demand for our products continues to increase in the future, we may incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding our direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, to maintain profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We may not be able to sustain profitability on a quarterly or an annual basis.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in selling our optical passive products, our business may be harmed.

Sales of our connectivity products accounted for over 76% of our revenues in the quarter ended June 30, 2013 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

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

In the quarters ended June 30, 2013 and 2012, our 10 largest customers comprised 72.9% and 63.0% of our total revenues, respectively. Two customers accounted for 33.3% and 12.8% of our total revenues for the three months ended June 30, 2013. Two customers accounted for 26.7% and 11.9% of our total revenues for the six months ended June 30, 2013, and one customer accounted for 12.3% of our total revenues for the three months ended June 30, 2012.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from our significant customers would likely harm our financial condition and results of operations.

Our quarterly and annual financial results have historically fluctuated due primarily to introduction of, demand for, and sales of our products, and future fluctuations may cause our stock price to decline.

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions and establishing additional manufacturing lines and facilities, changes in manufacturing volume, declining average selling prices of our products, the timing and extent of product sales, the mix of domestic and international sales, the mix of sales channels through which our products are sold, the mix of products sold and significant fluctuations in demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue levels, and a significant percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed elsewhere in this report, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

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

As of June 30, 2013, we had 33 full-time employees in Sunnyvale, California, 406 full-time employees in Taiwan, and 1,002 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

In addition, we will need to continue coordinate our domestic and international operations and establish and maintain the necessary infrastructure to implement our international strategy. If we are not able to manage our operations in an efficient and timely manner, our business will be severely harmed.

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2013, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods.

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

We have experienced fluctuations in market demand due to overcapacity in our industry and an economy that is stymied by current financial and economic conditions, international terrorism, war and political instability.

The United States economy has experienced and continues to experience significant fluctuations in consumption and demand. We have in the past and may in the future experience decreases in demand for our products due to a weak domestic and international economy as the fiber optics industry copes with the effects of oversupply of products, international terrorism, war and political and economic instability. Even if the general economy experiences a recovery, the activity of the United States telecommunications industry may lag behind the recovery of the overall United States economy.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. We are required to perform an assessment of our internal control over financial reporting and to disclose management’s assessment of the same under Section 404(a) of Sarbanes-Oxley. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with this requirement, however, we cannot assure you that we will be successful in our efforts. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Beginning with our annual report for the year ending December 31, 2013, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to conclude that our internal control over financial reporting is effective or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results.

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

  Disclosure requirements relating to “conflict minerals” could increase our costs and limit the supply of certain metals that may be used in our products and affect our reputation with customers and stockholders.

  As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Securities and Exchange Commission promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo (DRC), and adjoining countries, and their efforts to prevent the sourcing of such conflict minerals from these countries. These new rules will require us to engage in due diligence efforts beginning with the 2014 calendar year to ascertain and disclose the origin of some of the raw materials used in the production process. Initial disclosures will be required no later than May 31, 2015, with subsequent disclosures required no later than May 31 of each following year. We expect to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals, if any, used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The implementation of these rules and our compliance procedures could adversely affect the supply and pricing of materials used in our products. Not all suppliers offer “conflict free” conflict minerals, so we cannot be certain that we will be able to obtain sufficient quantities of conflict minerals from such suppliers or at competitive prices. Also, our reputation with our customers and stockholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of conflict minerals used in our products through the procedures we may implement. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations. In addition, our customers may require us to report to them on our conflict minerals compliance, and if we do not perform this function to a customer’s satisfaction, they may cease to do business with us.

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

  ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Stock Repurchase Program

  On November 30, 2011, we announced a program to repurchase up to $6 million our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. We did not repurchase any shares of our common stock in the quarter ended June 30, 2013. As of June 30, 2013, approximately $0.02 million was remaining under this repurchase program. The duration of the repurchase program is open-ended.

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

Dated: August 14, 2013
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
____________________

  * In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act of 1933 (the “Securities Act”), except to the extent that the registrant specifically incorporates it by reference.

  ** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.