Form 10-Q
period 2013-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2013-11-13
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On October 31, 2013, 18,335,022 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,237	$4,793
Short-term investments	30,437	28,482
Accounts receivable, net	12,365	8,046
Inventories, net	10,236	6,933
Deferred tax asset	1,234	1,234
Prepaid expense and other current assets	2,122	1,166
Total current assets	71,631	50,654

Long-term investments	10,408	10,274
Property and equipment, net	10,292	7,708
Deferred tax asset	2,468	2,468
Other assets	197	249
Total assets	$94,996	$71,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,242	$6,591
Accrued expenses	6,038	4,115
Total current liabilities	18,280	10,706

Other long-term liabilities	604	616
Total liabilities	18,884	11,322

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at September 30, 2013 and
December 31, 2012, respectively	-	-
Common stock, $0.001 par value: 20,000,000 shares authorized;
18,331,022 and 17,264,926 shares issued and outstanding at
September 30, 2013 and December 31, 2012.	18	9
Additional paid-in-capital	116,313	111,900
Accumulated deficit	(42,919)	(54,672)
Accumulated other comprehensive income	2,700	2,794
Stockholders' equity	76,112	60,031
Total liabilities and stockholders' equity	$94,996	$71,353

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

Share and per share amounts reflect a 2-for-1 stock split of the outstanding common stock effected on August 30, 2013.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$23,074	$12,390	$54,266	$34,452
Cost of revenues	14,218	7,979	33,722	22,688
Gross profit	8,856	4,411	20,544	11,764
Operating expenses:
Research and development	1,024	819	2,696	2,465
Sales and marketing	835	614	2,338	1,951
General and administrative	1,339	1,079	3,640	3,281
Total operating expenses	3,198	2,512	8,674	7,697
Income from operations	5,658	1,899	11,870	4,067
Interest and other income, net	173	194	469	504
Net income before income tax	5,831	2,093	12,339	4,571
Income tax	(210)	(201)	(586)	(526)
Net income	$5,621	$1,892	$11,753	$4,045

Cumulative translation adjustments	183	303	(97)	585
Unrealized gain on investments	3	42	2	33
Comprehensive income	$5,807	$2,237	$11,658	$4,663

Net income per share:
Basic	$0.31	$0.11	$0.67	$0.23
Diluted	$0.30	$0.11	$0.65	$0.22
Shares used in computing net income per share:
Basic	18,056	17,581	17,584	17,638
Diluted	18,754	17,977	18,107	18,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Share and per share amounts reflect a 2-for-1 stock split of the outstanding common stock effected on August 30, 2013.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net Income	$11,753	$4,045
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,513	1,189
(Gain) Loss on disposal of property and equipment	(5)	6
Amortization of stock-based compensation	1,254	786
Deferred restricted stock unit compensation	(1,326)	(647)
Provision for inventory	(222)	164
Changes in assets and liabilities:
Accounts receivable	(4,318)	(1,662)
Inventories	(3,081)	(703)
Prepaid expenses and other assets	(956)	(1,056)
Other assets	53	(52)
Accounts payable	5,651	2,592
Accrued expenses	1,923	649
Other long-term liabilities	(12)	34
Net cash provided by operating activities	12,227	5,345

Cash flows from investing activities:
Purchase of short-term investments	(16,028)	(17,193)
Proceeds from sales and maturities of short-term investments	14,075	8,850
Purchase of long-term investments	(134)	(131)
Purchase of property and equipment	(4,025)	(717)
Net cash used in investing activities	(6,112)	(9,191)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	235	207
Proceeds from the exercise of stock options	5,131	477
Repurchase of common stock	(873)	(2,395)
Repayments of bank borrowings	-	(230)
Net cash provided by (used in) financing activities	4,493	(1,941)

Effect of exchange rate changes on cash and cash equivalents	(164)	485
Net increase (decrease) in cash and cash equivalents	10,444	(5,302)
Cash and cash equivalents at beginning of period	4,793	13,820
Cash and cash equivalents at end of period	$15,237	$8,518

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$(4)
Cash paid for income tax	$(340)	$(379)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The Company

Alliance Fiber Optic Products, Inc. (the “Company”) was incorporated in California on December 12, 1995 and reincorporated in Delaware on October 19, 2000. The Company designs, manufactures and markets fiber optic components for communications equipment manufacturers and service providers. The Company’s headquarters are located in Sunnyvale, California, and it has operations in Taiwan and China.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the nine months ended September 30, 2013 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

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

Concentrations of Risk

Connectivity products contributed 76.2% and 67.0% of the Company’s revenues for the three months ended September 30, 2013 and 2012, respectively. The Company’s optical passive products contributed 23.8% and 33.0% of the Company’s revenues for the three months ended September 30, 2013 and 2012, respectively.

Connectivity products contributed 75.5% and 71.4% of the Company’s revenues for the nine months ended September 30, 2013 and 2012, respectively. The Company’s optical passive products contributed 24.5% and 28.6% of the Company’s revenues for the nine months ended September 30, 2013 and 2012, respectively.

In the three months ended September 30, 2013 and 2012, the Company’s 10 largest customers comprised 79.1% and 66.3% of the Company’s revenues, respectively. For the three months ended September 30, 2013, two customers accounted for 40.1% and 11.2% of the Company’s total revenues, respectively. Amounts due from these customers were $4.5 million and $1.4 million, respectively, at September 30, 2013. For the three months ended September 30, 2012, three customers accounted for 14.1%, 11.0% and 10.1% of the Company’s total revenues, respectively. Amounts due from these customers were $1.5 million, $1.0 million and $0.8 million, respectively, at September 30, 2012.

In the nine months ended September 30, 2013 and 2012, the Company’s 10 largest customers comprised 74.5% and 62.9% of the Company’s revenues, respectively. For the nine months ended September 30, 2013, two customers accounted for 32.4% and 10.4% of the Company’s total revenues. For the nine months ended September 30, 2012, no customer accounted for 10% or more of the Company’s revenues.

2. Recent Accounting Pronouncements and Accounting Changes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact this amendment may have on its consolidated financial statements.

In March 2013, the FASB issued guidance to clarify when to release cumulative foreign currency translation adjustments when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued guidance requiring presentation of amounts reclassified from each component of accumulated other comprehensive income. In addition, disclosure is required of the effects of significant reclassifications on income statement line items either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. For public entities, this guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Stockholders’ Equity

On August 15, 2013, the Company announced it had declared a 2-for-1 stock split of the Common Stock of the Company (“Common Stock”), for distribution on September 16, 2013 to stockholders of record holding shares of Common Stock at the close of business on August 30, 2013. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect such stock split.

4. Stock-based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) prior to June 30, 2010 was determined using the Binomial Lattice Model.

Pursuant to the Company’s 2000 Stock Incentive Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive a Company common share on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year or over five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the vesting term of each award.

Options granted under the 2000 Stock Incentive Plan generally vest over four years. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the nine months ended September 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2012	1,436,360	$3.92
Granted	212,800	7.12
Exercised	(1,046,560)	3.87
Forfeited	-	-
Outstanding at September 30, 2013	602,600	$5.14	7.86 Years	$9,240,663
Vested and expected to vest at September 30, 2013	602,600	$5.14	7.86 Years	$9,240,663
Exercisable at September 30, 2013	148,360	$3.74	4.25 Years	$2,481,962

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $9.5 million and $12.3 million for the three and nine months ended September 30, 2013, respectively. The total intrinsic value of options exercised was $0.08 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.

No options were granted during the three months ended September 30, 2013 or 2012. As of September 30, 2013, there was $3.6 million of unrecognized compensation cost related to share-based compensation arrangements granted under the Plan. The compensation cost is expected to be realized over four years.

Cash received from option exercises during the three and nine months ended September 30, 2013 was $2.4 million and $3.8 million, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the nine months ended September 30, 2013, a total of 51,232 shares were issued under the Company’s ESPP and cash received from purchases of common stock was $0.2 million. Compensation expense recorded in the quarter ended September 30, 2013 related to the ESPP was approximately $0.09 million. As of September 30, 2013, there was $0.03 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next month.

During the nine months ended September 30, 2011, the Company granted 546,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the quarter ended September 30, 2013 was $0.1 million. There was $1.0 million of total unrecognized compensation cost related to RSUs granted under the Plan, all of which is expected to be realized over three years.

During the nine months ended September 30, 2013, the Company granted 342,000 RSUs with a total grant-date fair value of $2.3 million. The resulting compensation expense recorded in the quarter ended September 30, 2013 was $0.3 million. There was $1.9 million of total unrecognized compensation cost related to RSUs granted under the Plan, of which $1.0 million is expected to be realized over two years and $0.9 million is expected to be realized over three years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Included in cost of revenue	$116	$28	$215	$86
Included in operating expenses:
Research and development	71	32	149	92
Sales and marketing	132	65	295	188
General and administrative	244	143	595	420
Total	447	240	1,039	700
Total stock-based compensation expense	$563	$268	$1,254	$786

5. Inventories, net (in thousands)

	September 30,	December 31,
	2013	2012
Inventories:
Finished goods	$2,635	$1,824
Work-in-process	4,019	2,546
Raw materials	3,582	2,563
	$10,236	$6,933

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$5,621	$1,892	$11,753	$4,045
Denominator:
Shares used in computing net income per share:
Basic	18,056	17,581	17,584	17,638
Diluted	18,754	17,977	18,107	18,000
Net income per share:
Basic	$0.31	$0.11	$0.67	$0.23
Diluted	$0.30	$0.11	$0.65	$0.22

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

8. Income Taxes

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

The Company’s effective tax rate was below the U.S. statutory rate primarily because of the tax benefit arising from net operating loss carryforwards. The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of September 30, 2013, reduction in the valuation allowance in the amount of $3.7 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carry forward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as expectations for growth.

The Company adopted ASC 740, Accounting for Uncertainty in Income Taxes on January 1, 2007. As per ASC 740, a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. The Company did not have any material unrecognized tax benefits or uncertain tax positions at September 30, 2013.

9. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of September 30, 2013, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.06 million and $0.02 million for warranty reserves at each of September 30, 2013 and 2012, respectively.

Operating Leases

The Company leases office space under long-term operating leases expiring at various dates through 2017.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2013 (remaining three months of the year)	$182
2014	680
2015	239
2016	22
2017 and after	2
Total	$1,125

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

11. Related Party Transactions

As of September 30, 2013, based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 17.46% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

There were no sales of products to Hon Hai in either of the three or nine months ended September 30, 2013. Purchases of raw materials from Hon Hai were $0.5 million and $1.2 million for the three and nine months ended September 30, 2013, respectively. No amounts were due from Hon Hai at September 30, 2013. Amounts due to Hon Hai were $0.4 million at September 30, 2013.

Sales of products to Hon Hai were zero and $0.06 million for the three and nine months ended September 30, 2012, respectively. Purchases of raw materials from Hon Hai were $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, respectively. Amounts due from Hon Hai were $0.03 million for both the three and nine months ended September 30, 2012. Amounts due to Hon Hai were $0.3 million for both the three and nine months ended September 30, 2012.

12. Fair Value of Financial instruments

U.S. GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact a purchase or sale and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.

The Company uses a fair value hierarchy established by U.S. GAAP that established a three-tiered fair value hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable to prioritize inputs used to measure fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. Those tiers are defined as follows:

Level 1 —	inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 —	inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3 —	inputs are unobservable and shall be used to the extent that observable inputs are not available in the overall fair value measurement.

In 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” (“ASU 2011-04”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 requires a reporting entity to disclose the reason for the measurement, where for recurring fair value measurements, the reason for measuring an asset or liability at fair value is often that either 1) it is required under other existing U.S. GAAP codification guidance or 2) the reporting entity has elected the fair value option under ASC 825. In regards to the Company, it is required under U.S. GAAP.

ASU 2011-04 also requires reporting entities to disclose the following information for all Level 2 and Level 3 fair value measurement, where it requires that an entity must disclose a description of the valuation techniques and the inputs used in those measurements.

For its Level 2 investments, the Company uses quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset.

For all Level 3 measurements, ASU 2011-04 requires that an entity disclose quantitative information about the significant unobservable inputs used in those measurements. The Company has no Level 3 measurements.

In addition, ASU 2011-04 requires reporting entities to make disclosure about amounts and reasons for all the transfers out of Level 1 and Level 2 fair value measurements. The Company had no such transfers for the nine months ended September 30, 2013.

The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

In accordance with the U.S. GAAP Codification Topic 820, the following table represent the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of September 30, 2013:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$2,277	$2,277	$-	$-
Marketable Securities:
Time deposits	17,284	17,284	-	-
Corporate bonds	13,153	-	13,153	-
Long-term investments:
Time deposits	10,408	10,408	-	-
Total	$43,122	$29,969	$13,153	$-

As of September 30, 2013, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments comprise certificates of deposit with original maturities of 365 days or more from the date of purchase.

13. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
North America	$13,085	$7,184	$32,260	$20,435
Europe	4,379	2,327	10,519	6,178
Asia	5,610	2,879	11,487	7,839
	$23,074	$12,390	$54,266	$34,452

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Connectivity Products	$17,572	$8,307	$40,990	$24,591
Optical Passive Products	5,502	4,083	13,276	9,861
	$23,074	$12,390	$54,266	$34,452

	September 30,	December 31,
	2013	2012
Property and Equipment
United States	$42	$43
Taiwan	4,769	3,473
China	5,481	4,192
	$10,292	$7,708

14. Subsequent Event

On November 1, 2013, the Company held a special meeting of its stockholders (the “Special Meeting”) at which stockholders approved an increase in the number of shares of authorized Common Stock from 20,000,000 to 100,000,000 shares and an increase by 900,000 the number of shares of Common Stock available for issuance under the 2000 Stock Incentive Plan.

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

Our connectivity products contributed revenues of $17.6 million, or 76.2% and $8.3 million, or 67.0% for the three months ended September 30, 2013 and 2012, respectively. Our optical passive products contributed revenues of $5.5 million, or 23.8% and $4.1 million, or 33.0% for the three months ended September 30, 2013 and 2012, respectively.

Our connectivity products contributed revenues of $41.0 million, or 75.5% and $24.6 million, or 71.4% for the nine months ended September 30, 2013 and 2012, respectively. Our optical passive products contributed revenues of $13.3 million, or 24.5% and $9.9 million, or 28.6% for the nine months ended September 30, 2013 and 2012, respectively.

In the three months ended September 30, 2013 and 2012, our 10 largest customers comprised 79.1% and 66.3% of our revenues, respectively. For the three months ended September 30, 2013, two customers accounted for 40.1% and 11.2% of our total revenues. For the three months ended September 30, 2012, three customers accounted for 14.1%, 11.0% and 10.1% of our total revenues.

In the nine months ended September 30, 2013 and 2012, our 10 largest customers comprised 74.5% and 62.9% of our revenues, respectively. For the nine months ended September 30, 2013, two customers accounted for 32.4% and 10.4% of our revenues. For the nine months ended September 30, 2012, no customer accounted for 10% or more of our revenues.

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

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.6	64.4	62.1	65.9
Gross profit	38.4	35.6	37.9	34.1
Operating expenses:
Research and development	4.5	6.6	5.0	7.1
Sales and marketing	3.6	5.0	4.3	5.7
General and administrative	5.8	8.7	6.7	9.5
Total operating expenses	13.9	20.3	16.0	22.3
Income from operations	24.5	15.3	21.9	11.8
Interest and other income, net	0.8	1.6	0.9	1.4
Net income before tax	25.3	16.9	22.8	13.2
Income tax	(0.9)	(1.6)	(1.1)	(1.5)
Net income	24.4%	15.3%	21.7%	11.7%

Revenues. Revenues were $23.1 million and $12.4 million for the three months ended September 30, 2013 and 2012, respectively. Revenues increased 86.2% in the three months ended September 30, 2013 from the same period in 2012. Revenues were $54.3 million and $34.5 million for the nine months ended September 30, 2013 and 2012, respectively. Revenues increased 57.5% in the nine months ended September 30, 2013 from the same period in 2012. The increase for the three and nine months ended September 30, 2013 was mainly due to increased orders from our existing customers and higher volume shipments of telecom and enterprise applications related products.

Cost of Revenues. Cost of revenues was $14.2 million and $8.0 million for the three months ended September 30, 2013 and 2012, respectively. Cost of revenues as a percentage of revenues decreased to 61.6% for the three months ended September 30, 2013 from 64.4% for the three months ended September 30, 2012. Cost of revenues was $33.7 million and $22.7 million for the nine months ended September 30, 2013 and 2012, respectively. Cost of revenues as a percentage of revenues decreased to 62.1% for the nine months ended September 30, 2013 from 65.9% for the nine months ended September 30, 2012. The lower cost of revenues percentage for the three and nine months ended September 30, 2013 resulted from increased factory utilization due to higher product sales.

Gross Profit. Gross profit increased to $8.9 million, or 38.4% of revenues, for the three months ended September 30, 2013 from $4.4 million, or 35.6% of revenues, for the same period in 2012. Gross profit increased to $20.5 million, or 37.9% of revenues, for the nine months ended September 30, 2013 from $11.8 million, or 34.1% of revenues, for the same period in 2012. For the three and nine months ended September 30, 2013, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers.

Research and Development Expenses. Research and development expenses were $1.0 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively. Research and development expenses increased to $2.7 million for the nine months ended September 30, 2013 from $2.5 million for the same period in 2012. The higher research and development expenses were due to higher capital investments for new product development, higher costs associated with testing our products and higher stock based compensation charges.

As a percentage of revenues, research and development expenses decreased to 4.5% in the three months ended September 30, 2013 from 6.6% for the same period in 2012. As a percentage of revenues, research and development expenses decreased to 5.0% in the nine months ended September 30, 2013 from 7.1% for the same period in 2012. The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales and Marketing Expenses. Sales and marketing expenses increased to $0.8 million for the three months ended September 30, 2013 compared to $0.6 million for the three months ended September 30, 2012. Sales and marketing expenses increased to $2.3 million for the nine months ended September 30, 2013 from $2.0 million for the same period in 2012. The higher sales and marketing expenses were due to new hires and stock based compensation charges.

As a percentage of revenues, sales and marketing expenses were decreased to 3.6% in the three months ended September 30, 2013 from 5.0% for the same period in 2012. As a percentage of revenues, sales and marketing expenses decreased to 4.3% in the nine months ended September 30, 2013 from 5.7% for the same period in 2012. The lower sales and marketing expenses as a percentage of revenues was mainly due to increased revenue levels. We expect sales and marketing expenses will remain relatively flat in the next quarter.

General and Administrative Expenses. General and administrative expenses increased to $1.3 million for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012. General and administrative expenses increased to $3.6 million for the nine months ended September 30, 2013 from $3.3 million for the same period in 2012. The increases were mainly due to higher stock based compensation charges.

As a percentage of revenues, general and administrative expenses decreased to 5.8% in the three months ended September 30, 2013 from 8.7% for the same period in 2012. As a percentage of revenues, general and administrative expenses decreased to 6.7% in the nine months ended September 30, 2013 from 9.5% for the same period in 2012. The lower general and administrative expenses as a percentage of revenues was mainly due to increased revenue levels. We expect general and administrative expenses will remain relatively flat in the next quarter.

Stock-Based Compensation. Total stock-based compensation increased to $0.6 million for the three months ended September 30, 2013 compared to $0.3 million for the three months ended September 30, 2012. Total stock-based compensation increased to $1.3 million for the nine months ended September 30, 2013 from $0.8 million for the same period in 2012. This increase was due to RSUs granted in June 2013 and amortization stock option granted in April and October 2012, and resulted in higher stock-based compensation expense.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million for each of the three months ended September 30, 2013 and 2012. Interest and other income, net, was $0.5 million for each of the nine months ended September 30, 2013 and 2012. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was approximately $0.2 million for each of the three months ended September 30, 2013 and 2012. Income tax expense was $0.5 million for each of the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $15.2 million and short-term investments of $30.4 million. Long-term investments at September 30, 2013 were $10.4 million.

Net cash provided by operating activities was $12.2 million for the nine months ended September 30, 2013. The increase in net cash provided by operating activities was primarily due to net income of $11.8 million, an increase in accounts payable of $5.7 million, an increase in accrued expenses of $1.9 million, and contribution from adjustment for non-cash charges, including depreciation and amortization and stock based compensation of $2.8 million. These were offset by a $4.3 million increase in accounts receivable, a $3.3 million increase in inventory, a $1.0 million increase in prepaid expenses and $1.3 million of deferred compensation expenses related to RSUs.

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

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2013. This resulted from $2.1 million in net purchases of short-term investments and $4.0 million of equipment purchases.

Net cash used in investing activities was $9.2 million for the nine months ended September 30, 2012. This resulted primarily from $8.3 million in net purchases of short-term investments and $0.7 million of equipment purchases.

Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2013. Net cash provided by financing activities was primarily due to proceeds of $5.4 million from the exercise of options to purchase our common stock and the sale of our common stock through our ESPP, which was offset by a $0.9 million used to repurchase common stock pursuant to our stock repurchase program.

Net cash used in financing activities was $1.9 million for the nine months ended September 30, 2012. Net cash used in financing activities was primarily due to $2.4 million used to repurchase common stock pursuant to our stock repurchase program and the repayment of $0.2 million in bank borrowings, which was offset in part by proceeds from the sale of our common stock through our ESPP.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional funding may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2013.

Contractual Obligations

The lease on our corporate headquarters in Sunnyvale, California, had a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of approximately 38,800 square feet in one facility located in Tu-Cheng City, Taiwan. These leases expire at various times from December 2014 to December 2018. In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to our leased facility for $0.8 million, bringing the total square footage to approximately 47,000 square feet.

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

We had net income of $5.6 million in the quarter ended September 30, 2013. Although we generated a profit in the quarter, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of September 30, 2013, we had an accumulated deficit of $42.9 million.

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

Sales of our connectivity products accounted for over 76.2% of our revenues in the quarter ended September 30, 2013 and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic instability, slowing growth in China, and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and increased unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended September 30, 2013 and 2012, our 10 largest customers comprised 79.1% and 66.3% of our revenues, respectively. In the nine months ended September 30, 2013 and 2012, our 10 largest customers comprised 74.5% and 62.9% of our revenues, respectively. Two customers accounted for 40.1% and 11.2% of our revenues for the three months ended September 30, 2013. Three customers accounted for 14.1%, 11.0% and 10.1% of our revenues for the three months ended September 30, 2012. Two customers accounted for 32.4% and 10.4% of our revenues for the nine months ended September 30, 2013.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from one or more significant customers would likely harm our financial condition and results of operations.

Our quarterly and annual financial results have historically fluctuated due primarily to introduction of, demand for, and sales of our products, and future fluctuations may cause our stock price to decline.

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions and establishing additional manufacturing lines and facilities, changes in manufacturing volume, declining average selling prices of our products, the timing and extent of product sales, the mix of domestic and international sales, the mix of sales channels through which our products are sold, the mix of products sold and significant fluctuations in demand for our products have caused our operating results to fluctuate in the past. Because we incur operating expenses based on anticipated revenue levels; and a significant percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed elsewhere in this report, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

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

As of September 30, 2013, we had 34 full-time employees in Sunnyvale, California, 365 full-time employees in Taiwan, and 1199 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.0 million and $2.7 million for the three and nine months ended September 30, 2013, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods.

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

The market for fiber optic components is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, enterprise access, and datacenter segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this market will depend on:

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

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On November 30, 2011, we announced a program to repurchase up to $6 million our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. We did not repurchase any shares of our common stock in the quarter ended September 30, 2013. As of September 30, 2013, approximately $0.02 million was remaining under this repurchase program. The duration of the repurchase program is open-ended.

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
____________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 (the ”Securities Act”) or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2013

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