Form 10-K
period 2013-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2014-03-14
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 0-318570

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

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]        No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on the Nasdaq Capital Market on June 29, 2013) was approximately $124,011,283.

As of March 3, 2014 there were 18,427,461 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2014 Annual Meeting of Stockholders to be held on May 19, 2014.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

TABLE OF CONTENTS

2013 FORM 10-K

i

PART I

Item 1. Business

     When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, our intent and ability to pay dividends in the future and the amount of future dividends, if any, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions related to our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, data center and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, pricing pressure from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     Enterprise networks. Local area networks serving the business community have utilized fiber optic links for over a decade. Historically these links have connected vertical backbone requirements between various floors of copper-based networks within office buildings. As the bandwidth of local networks has increased, optical fiber has become a pervasive medium for horizontal network links especially in the storage network environment and datacenters.

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

     Over the past four years, the optical components industry has experienced a slight increase and resumption in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently begun to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of a full industry recovery and the potential impact to our business from this or any other deployment initiatives.

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

     Optical Isolators. These devices use polarization rotation to block return signals from the forward optical path. They limit distortions in devices and signals caused by reflected lights in the fiber.

     Optical Bypass Switches. As the name suggests, these devices utilize beam shifting optics or mirror to switch optical signals from one fiber to another in response to a control signal provided electronically. Optical switches are used in test equipment for basic functionality and in networks to provide protection and redundancy.

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

Intellectual Property

     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2013, we had 68 United States patents issued or assigned to us and had 15 United States patent applications pending. Our 68 U.S. patents expire between April 2014 and June 2031. We also have 16 foreign patents issued, and 1 foreign patent application pending. Our foreign patents issued will expire between May 2014 and April 2030. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

     From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2013, we were not aware of infringement claims or litigation pending against us.

Customers

     We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2013, we sold our products to more than 200 customers. One customer accounted for 35.3% and another customer accounted for 10.0% of our revenues in the year ended December 31, 2013 and 2012, respectively. The following is a summary of our revenues generated by geographic segments (in thousands):

	Years Ended December 31,
	2013	2012
Revenues
North America	$42,815	$27,299
Europe	15,604	8,933
Asia	17,651	10,379
	$76,070	$46,611

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

     Our principal competitors in the components market include JDS Uniphase Corp., Oclaro Inc., Oplink Communications, Inc., Senko Advanced Components and TE Connectivity. We estimate that we had over 20 competitors in the components market as of December 31, 2013. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

     As of December 31, 2013, we had a total of 74 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing, and software experience in optical components, interfaces and systems.

     Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $3.7 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

Sources and Availability of Raw Materials

     We make significant purchases of key materials, components and equipment, including ferrules, filters and other components from third party suppliers. We have established multiple sources from which to obtain our critical raw materials and components. If there is a significant surge demand, we may have difficulty obtaining sufficient quantities of these materials or components, which may result in delays, increased costs, and reductions in our product shipments.

Manufacturing

     We manufacture the majority of our connectivity products at our facility in Tu-Cheng City, Taiwan. We manufacture our filter-based and advanced products at our facility near Shenzhen, China.

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

Employees

     As of December 31, 2013, we had 1,514 full-time employees, including 36 located in the United States, 358 in Taiwan and 1,120 in China. Of our full-time employees, 74 are engaged in research and development, 1,345 are engaged in manufacturing production, 16 are engaged in sales, marketing, application support and customer service, and 79 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

     We had net income of $18.8 million and $9.6 million in the year ended December 31, 2013 and 2012, respectively. Although we generated a profit, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of December 31, 2013, we had an accumulated deficit of $38.6 million.

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

     Sales of our connectivity products accounted for 75.8% and 70.0% of our revenues in the years ended December 31, 2013 and 2012, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

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

     In the years ended December 31, 2013 and 2012, our 10 largest customers comprised 75.6% and 64.0% of our revenues, respectively. One customer accounted for 35.3% and another customer accounted for 10.0% of our revenues for the year ended December 31, 2013 and 2012, respectively.

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

     As of December 31, 2013, we had 36 full-time employees in Sunnyvale, California, 358 full-time employees in Taiwan, and 1,120 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

     The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $3.7 million and $3.3 million for the years ended December 31, 2013 and 2012, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

     As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 which requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal controls. We have implemented an ongoing program to perform the system and process evaluation and testing we believe to be necessary to comply with this requirement, however, we cannot assure you that we will be successful in our efforts. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm is also required to issue an attestation report on the effectiveness of our internal control over financial reporting on an annual basis. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. If we are unable to conclude that our internal control over financial reporting is effective or if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results.

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

     As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Securities and Exchange Commission promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo (DRC), and adjoining countries, and their efforts to prevent the sourcing of such conflict minerals from these countries. These new rules will require us to engage in due diligence efforts to ascertain and disclose the origin of some of the raw materials used in the production process. Initial disclosures will be required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year. We may incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals, if any, used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The implementation of these rules and our compliance procedures could adversely affect the supply and pricing of materials used in our products. Not all suppliers offer “conflict free” conflict minerals, so we cannot be certain that we will be able to obtain sufficient quantities of conflict minerals from such suppliers or at competitive prices. Also, our reputation with our customers and stockholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of conflict minerals used in our products through the procedures we may implement. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations. In addition, our customers may require us to report to them on our conflict minerals compliance, and if we do not perform this function to a customer’s satisfaction, they may cease to do business with us.

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

     In Taiwan, we lease a total of approximately 33,052 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2014 to January 2016. In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million. In November 2013, we also purchased approximately 5,748 square feet of space we previous leased for $1.6 million, bringing the total square footage to approximately 47,000 square feet. Of this total, 33,400 square feet is used for manufacturing and 13,600 square feet is used for administration and product development.

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

Item 4. Mine Safety Disclosures

     Not applicable.

Executive Officers of the Registrant

     Our executive officers as of December 31, 2013 were as follows:

     Peter C. Chang, 56, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

     David A. Hubbard, 54, has served as our Executive Vice President, Sales and Marketing since January 2011. Prior to that, Mr. Hubbard served as Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995, Mr. Hubbard held several product line and business management positions at Tyco Electronics/ AMP Inc. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

     Anita K. Ho, 67, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock, par value $0.001, is traded on the Nasdaq Capital Market under the ticker symbol “AFOP”. The following table summarizes the high and low average closing prices for our common stock for the periods indicated as reported on the Nasdaq Capital Market:

		High	Low
2013
	First Quarter	$6.03	$5.87
	Second Quarter	$9.57	$9.13
	Third Quarter	$16.13	$15.04
	Fourth Quarter	$17.29	$16.31

2012
	First Quarter	$4.41	$3.47
	Second Quarter	$4.27	$3.52
	Third Quarter	$4.35	$4.00
	Fourth Quarter	$6.01	$4.12

     As of March 3, 2014, our common stock was held by 29 stockholders of record (not including beneficial holders of common stock held in street name).

Dividends

     We declared a cash dividend of $0.15 per share in November 2013, which was paid in December 2013. Our board of directors intends to pay an annual cash dividend, the amount of which will be determined by the board of directors from time to time. The intention of the board to declare an annual cash dividend is dependent upon a variety of factors related to our business and applicable law, among others, and we cannot assure you that we will pay dividends in the future. There are currently no contractual restrictions on our ability to pay dividends.

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

Valuation of Long-Lived Assets

     We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the year ended December 31, 2013 or 2012.

Income Taxes

     We account for income taxes in accordance with ASC 740-10. ASC 740-10 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

     Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of December 31, 2013, a reduction in valuation allowance in the amount of $8.2 million has been recorded. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced.

     ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2013 and 2012, the total amount of unrecognized tax benefits were $0.7 million and $0 million respectively.

     Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. We have elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

     We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately $1.3 million related to U.S. federal and state income taxes and foreign withholding taxes on approximately $3.4 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

     We market and sell our products predominantly through our direct sales force. From our inception through December 31, 2013, we derived the majority of our revenues from our connectivity product line. Our optical passive products contributed as a percentage of revenues 24.2% and 30.0% for the years ended December 31, 2013 and 2012, respectively. Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

  changes in manufacturing volume;

  costs incurred in establishing additional manufacturing lines and facilities;

  inventory write-downs and impairment charges related to manufacturing assets;

  mix of products sold;

  changes in our pricing and pricing by our competitors;

  mix of sales channels through which our products are sold; and

  mix of domestic and international sales.

     Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2014.

     Sales, marketing, and administrative expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. It also consists of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We intend to continue to invest amounts similar to our spending levels in 2013 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect administrative expenses will increase in absolute dollars to support our revenue growth, higher insurance premiums, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     We cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing and maintaining successful relationships with a variety of key customers.

     We own one hundred percent interest in the outstanding common stock of Alliance Fiber Optic Products, Ltd (formally named Transian Technology Ltd. Co.), a Taiwan corporation. This wholly owned subsidiary is engaged in design and manufacturing of our products.

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

	Years Ended December 31,
	2013	2012
Revenues	100.0%	100.0%

Cost of revenues:	61.7	65.7
Gross profit	38.3	34.3

Operating expenses:
Research and development	4.9	7.1
Selling, marketing and administrative	10.9	14.9
Total operating expenses	15.8	22.0

Income from operations	22.5	12.3
Interest and other income, net	0.9	1.6
Income before benefit for income taxes	23.4	13.9
Benefit for income taxes	1.3	6.8
Net income	24.7%	20.7%

Comparison of Fiscal Year 2013 and Fiscal Year 2012

     Revenues. Revenues were $76.1 million and $46.6 million for the years ended December 31, 2013 and 2012, respectively. Connectivity products revenue increased to $57.7 million in 2013 from $32.6 million in 2012. Optical passive products revenue increased to $18.4 million in 2013 from $14.0 million in 2012. Revenues increased mainly due to increased orders for our products by our customers which resulted in higher volume shipments.

     Cost of Revenues. Cost of revenues for the year ended December 31, 2013 increased to $47.0 million from $30.6 million in fiscal year 2012. Cost of revenues as a percentage of net revenues decreased to 61.7% in the year ended December 31, 2013 from 65.7% in fiscal year 2012. The lower cost of revenues percentage in 2013 resulted from increased factory utilization due to higher production levels.

     Gross Profit. Gross profit for the year ended December 31, 2013 was $29.1 million, or 38.3% of revenues, compared with gross profit of $16.0 million, or 34.3% of revenues, in fiscal year 2012. Gross profit on connectivity products increased to $25.2 million in 2013 from $13.0 million in 2012. Gross profit on optical passive products increased to $3.9 million in 2013 from $3.0 million in 2012. For the year ended December 31, 2013, the utilization of our factories was higher due to the increased volume shipments of our products, which contributed to higher gross margins. However, our average selling prices are declining, which we believe may negatively impact our gross profit and may offset any benefits from improved absorption.

     Research and Development Expenses. Research and development expenses increased to $3.7 million in the year ended December 31, 2013 from $3.3 million in fiscal year 2012. As a percentage of revenues, research and development expenses decreased to 4.9% in 2013 from 7.1% in 2012 as a result of increased revenues. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts.

     Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses increased to $8.3 million in the year ended December 31, 2013 from $7.0 million in fiscal year 2012. The higher sales, marketing and administrative expenses were due to higher stock based compensation charges and higher bonuses and commissions as a result of higher revenues. As a percentage of revenues, sales, marketing and administrative expenses decreased to 10.9% in 2013 from 14.9% in 2012 as a result of increased revenues. We intend to continue to invest amounts similar to our spending levels in 2013 in our sales, marketing, and administrative efforts, both domestically and internationally, as we work to increase market awareness and to generate additional sales of our products.

     Stock-Based Compensation. Total stock-based compensation was $1.9 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. The increase was due to restricted stock units granted in 2011 and 2013 and stock options granted in 2012 and 2013, and resulted in higher stock-based compensation expense.

     Interest and Other Income, Net. Interest and other income, net, was $0.7 million for each of the years ended December 31, 2013 and 2012. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates.

     Income Taxes. An income tax benefit of $1.0 million and $3.2 million were recorded for the years ended December 31, 2013 and 2012, respectively. The benefit for the years ended December 31, 2013 and 2012 were as a result of reduction of valuation allowances for deferred tax assets which offset current taxes due.

     In prior periods, California tax law suspended the use of net operating losses (NOLs). Beginning in 2012, the moratorium on the utilization of the NOLs was lifted.

     As of December 31, 2013, we had approximately $7.5 million and $6.5 million of NOL carryforwards for federal and state tax purposes, respectively, which will expire after 2022 for federal and after 2016 for state purposes, if not utilized.

     As of December 31, 2013, we had approximately $1.2 million and $0.9 million of research credit carryforwards for federal and state tax purposes, respectively, which will expire after 2018 for federal tax purposes. The state tax credit can be carried forward indefinitely.

Liquidity and Capital Resources

Comparison of Fiscal Year 2013 and Fiscal Year 2012

     Net cash provided by operating activities was $19.7 million in 2013. The increase in our cash provided by operating activities in 2013 was primarily due to net income of $18.8 million, an increase in accounts payable of $5.1 million, an increase in accrued expenses of $3.0 million, and contribution from adjustments for non-cash charges, including depreciation and stock based compensation of $2.8 million. These were offset by an increase in inventory of $3.7 million, an increase in accounts receivable of $3.5 million, an increase in deferred tax assets of $2.3 million, and an increase in prepaid expenses of $0.5 million.

     Net cash provided by operating activities was $9.3 million in 2012. The increase in our cash provided by operating activities in 2012 was primarily due to net income of $9.6 million, an increase in accounts payable of $ 2.9 million, and contribution from adjustments for non-cash charges, including depreciation of $1.6 million and stock based compensation of $1.1 million. These were offset by an increase in deferred tax assets of $3.7 million and an increase in accounts receivable of $1.4 million.

     Net cash used in investing activities was $7.6 million and $4.3 million in 2013 and 2012, respectively. In 2013, we spent $7.8 million to acquire property and equipment and $0.2 million in purchases of long-term investments, which was offset in part by net proceeds from the sale of short-term securities of $0.4 million. In 2012, we spent $1.5 million to acquire property and equipment and the net purchase of short-term and long-term investments were $2.8 million.

     Net cash generated by financing activities was $2.1 million in 2013. Cash generated by financing activities in 2013 comprised $5.2 million proceeds from the exercise of options to purchase shares of our common stock and $0.5 million from common stock issued through our ESPP, which was offset by $2.8 million used to pay cash dividends and $0.9 million used to repurchase common stock pursuant to our stock repurchase program.

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

     Our principal source of liquidity as of December 31, 2013 consisted of $18.6 million in cash and cash equivalents, $28.1 million interest bearing marketable securities, and $10.4 in long-term investments. We believe that our current cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to those of the holders of our common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce our research and development and marketing expenses. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

     The lease on our corporate headquarters in Sunnyvale, California, has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

     In Taiwan, we lease a total of approximately 33,052 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from May 2013 to January 2015. In December 2000, we purchased approximately 8,200 square feet of space immediately adjacent to the leased facility for $0.8 million. In November 2013, we purchased approximately 5,748 square feet of space which we previous leased for $1.6 million, bringing the total square footage to approximately 47,000 square feet.

     We lease a 132,993 square foot facility in Shenzhen, China, which lease will expire in October 2014.

     The following summarizes our contractual obligations at December 31, 2013 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
Operating Lease Obligations	984	684	298	2	-

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

To the Audit Committee of the
Board of Directors and Stockholders
of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc., as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alliance Fiber Optic Products, Inc.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Marcum LLP
San Francisco, California
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders
of Alliance Fiber Optic Products, Inc.

We have audited Alliance Fiber Optic Products, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alliance Fiber Optic Products, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for the years then ended of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

Marcum LLP
San Francisco, California
March 14, 2014

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$18,603	$4,793
Short-term investments	28,076	28,482
Accounts receivable, net	11,566	8,046
Inventories, net	10,630	6,933
Deferred tax asset, net	6,036	1,234
Prepaid expense and other current assets	1,745	1,166
Total current assets	76,656	50,654

Long-term investments	10,453	10,274
Property and equipment, net	13,258	7,708
Deferred tax asset, net	-	2,468
Other assets	198	249
Total assets	$100,565	$71,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,657	$6,591
Accrued expenses and other current liabilities	7,134	4,115
Total current liabilities	18,791	10,706

Long-term liabilities:	600	616
Total liabilities	19,391	11,322

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.001: 5,000,000 shares authorized;
no shares issued and outstanding at December 31, 2013 and 2012,
respectively	-	-
Common stock, par value $0.001: 100,000,000 shares authorized;
18,408,261 and 17,264,926 shares issued and outstanding at
December 31, 2013 and 2012, respectively	18	18
Additional paid-in-capital	117,369	111,891
Accumulated deficit	(38,625)	(54,672)
Accumulated other comprehensive income	2,412	2,794
Total stockholders' equity	81,174	60,031
Total liabilities and stockholders' equity	$100,565	$71,353

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012
Revenues	$76,070	$46,611
Cost of revenues	46,952	30,617
Gross profit	29,118	15,994
Operating expenses:
Research and development	3,702	3,298
Selling, marketing and administrative	8,315	6,967
Total operating expenses	12,017	10,265

Income from operations	17,101	5,729
Interest and other income, net	708	727
Income before benefit for income taxes	17,809	6,456
Benefit for income taxes	999	3,185
Net income	18,808	9,641

Foreign currency translation adjustments	(392)	792
Net unrealized gain on investments available for sale	10	1
Comprehensive income	$18,426	$10,434

Net income per share:
Basic	$1.06	$0.55
Diluted	$1.02	$0.54
Shares used in computing net income per share:
Basic	17,785	17,596
Diluted	18,481	17,861

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$18,808	$9,641
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,175	1,609
Amortization of stock based compensation	1,917	1,066
Loss on disposal of property and equipment	107	13
Deferred restricted stock unit compensation	(1,326)	(647)
Provision for inventory valuation	(84)	88
Deferred tax assets	(2,334)	(3,702)
Changes in assets and liabilities:
Accounts receivable	(3,520)	(1,416)
Inventories	(3,613)	(258)
Prepaid expenses and other current assets	(579)	(452)
Other assets	51	(87)
Accounts payable	5,066	2,944
Accrued expenses and other current liabilities	3,019	491
Other long-term liabilities	(16)	53
Net cash provided by operating activities	19,671	9,343

Cash flows from investing activities:
Purchase of short-term investments	(21,492)	(32,140)
Proceeds from sales and maturities of short-term investments	21,908	29,427
Purchase of long-term investments	(179)	(176)
Purchase of property and equipment	(7,830)	(1,450)
Net cash used in investing activities	(7,593)	(4,339)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	521	416
Proceeds from the exercise of common stock options and RSUs	5,239	888
Repurchase of common stock	(873)	(4,780)
Payment of dividends	(2,761)	(10,960)
Repayment of bank borrowings	-	(230)
Net cash provided by (used in) financing activities	2,126	(14,666)

Effect of exchange rate changes on cash and cash equivalents	(394)	635
Net increase (decrease) in cash and cash equivalents	13,810	(9,027)
Cash and cash equivalents at beginning of year	4,793	13,820
Cash and cash equivalents at end of year	$18,603	$4,793

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$(4)
Cash paid for income taxes	$(433)	$(450)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income/(Loss)	Total
Balance at December 31, 2011	17,783	$18	$112,961	$1,987	$(53,353)	$2,001	$63,614
Deferred stock-based compensation	-	-	-	1,066	-	-	1,066
Issuance of stock on exercise of options and RSUs	340	-	888	(647)	-	-	241
Issuance of stock purchased through ESPP	118	-	416	-	-	-	416
Issuance of cash dividends	-	-	-	-	(10,960)	-	(10,960)
Repurchase of common stock	(976)	-	(4,780)	-	-	-	(4,780)
Net income for the year	-	-	-	-	9,641	-	9,641
Other comprehensive gain	-	-	-	-	-	793	793
Balance at December 31, 2012	17,265	18	109,485	2,406	(54,672)	2,794	60,031
Deferred stock-based compensation	-	-	-	1,917	-	-	1,917
Issuance of stock on exercise of options and RSUs	1,083	-	5,239	(1,326)	-	-	3,913
Issuance of stock purchased through ESPP	66	-	521	-	-	-	521
Issuance of cash dividends	-	-	-	-	(2,761)	-	(2,761)
Repurchase of common stock	(6)	-	(873)	-	-	-	(873)
Net income for the year	-	-	-	-	18,808	-	18,808
Other comprehensive loss	-	-	-	-	-	(382)	(382)
Balance at December 31, 2013	18,408	$18	$114,372	$2,997	$(38,625)	$2,412	$81,174

The accompanying notes are an integral part of these Consolidated Financial Statements.

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

Fair value of financial instruments

     The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

     The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities.

     In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Property and equipment

     Property and equipment is stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of 25 years for building, two to 10 years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expense was $2.1 million in 2013 and $1.6 million in 2012.

Impairment of Long-lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on fair market values.

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

     Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Such adjustments, which are recorded against revenue in the period, have generally not been material. The Company accrued $0.06 million and $0.02 million for warranty reserves as of December 31, 2013 and 2012, respectively.

Shipping and handling expenses

     Shipping and handling expenses are included in cost of revenue.

Research and development expenses

     Research and development costs are charged to expense as incurred.

Advertising expenses

     Advertising costs are charged to expense as incurred and have not been material in 2013 and 2012.

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

     The Company applies ASC 740 which utilizes a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. The Company has elected to include interest and penalties related to its tax contingencies in income tax expense. The Company files a U.S. federal tax return and a return with the State of California. The Company has determined that its major tax jurisdictions are the United States, California, Taiwan and China. The tax years of 2008 through 2013 remain open and subject to examination by the appropriate aforementioned governmental agencies.

     The Company follows the provisions of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). The total amount of unrecognized tax benefit as of December 31, 2013 and 2012 was $0.7 million and $0 million respectively. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $0.3 million and $0 million as of December 31, 2013 and 2012, respectively. The increase in unrecognized tax benefit during the year ended December 31, 2013 was mainly due to the increase in the valuation of the Company’s research credit for federal and state income taxes purposes.

     A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefit for the year ended December 31, 2013 is as follows:

Balance at January 1, 2013	$-
Additions based on tax positions related to the current year	683

Balance at December 31, 2013	$683

     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2013 and 2012, the Company recognized approximately $0.1 million and $0 million, respectively, for interest and penalties.

     Deferred tax assets pertaining to windfall tax benefits on the exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. The Company’s deferred tax assets as of December 31, 2013 do not include $0.6 million of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryovers. Stockholder’s equity will be increased by $0.6 million if and when such excess tax benefits are ultimately realized.

     The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2010, and is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Stock-based compensation

     The Company estimates the fair value of the share-based payment awards on the date of grant using an option pricing model. The value of awards that are ultimately expected to vest is recognized as an expense over the requisite employee service period.

Comprehensive income

     Comprehensive income is defined as the change in equity of a company from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income consists of cumulative translation adjustments and unrealized gains on short-term investments and is disclosed in the consolidated statements of stockholders’ equity.

Recent accounting pronouncements

     In July 2013, FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact this amendment may have on its consolidated financial statements.

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

2. Stockholders’ Equity

     Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2013. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

     Common Stock. On November 1, 2013, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 20,000,000 to 100,000,000.

     On August 30, 2013, the Company effected a 2-for-1 split of its outstanding common stock, pursuant to previously obtained stockholder authorization. The number of authorized shares of common stock was not changed. The stock split increased the Company’s issued and outstanding shares of common stock as of August 30, 2013 from approximately 9,061,568 shares to approximately 18,123,136 shares. All share and per share numbers reflect the split and were applied on a retroactive basis.

     Stock Repurchase Program. On November 30, 2011, the Company announced a program to repurchase up to $6.0 million worth of the Company’s outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. The duration of the repurchase program is open-ended. As of December 31, 2013, an aggregate of 602,256 shares of common stock had been repurchased under the program.

     Dividends. On November 7, 2013, the Company announced it had declared a cash dividend of fifteen cents per share, which was payable on December 23, 2013 to holders of record on December 6, 2013.

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

     At December 31, 2013, the Company had one stock-based compensation plan, the 2000 Stock Incentive Plan (the “Stock Incentive Plan”), which is described below.

     In November 2000, the Company adopted the Stock Incentive Plan under which 300,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On October 21, 2013, the stockholders approved an increase by 900,000 the number of shares of common stock available for issuance under the Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan may be increased on the first day of the Company’s fiscal year by the lesser of 680,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2013, because the Board determined there were enough shares available for issuance in 2013 pursuant to the Plan. Stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

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

     Under the Stock Incentive Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year, over three years at a rate of 33.3 percent per year, or over five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

     During the year ended December 31, 2011, the Company granted 546,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the year ended December 31, 2013 and 2012 was approximately $0.5 million and $0.7 million, respectively. At December 31, 2013, there was $0.8 million of unrecognized compensation cost related to RSUs, which is expected to be realized over three years.

     During the year ended December 31, 2013, the Company granted 342,000 RSUs with a total grant-date fair value of $2.3 million. The resulting compensation expense recorded in the year ended December 31, 2013 was approximately $0.6 million. At December 31, 2013, there was $1.6 million of unrecognized compensation cost related to RSUs, of which $0.1 million is expected to be realized over one year, $0.7 million is expected to be realized over two years and $0.8 million is expected to be realized over three years.

     Options granted under the Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant.

     The following information relates to stock option activity for the year ended December 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2012	1,436,360	$3.92
Granted	212,800	7.12
Exercised	(1,082,920)	3.84
Forfeited	(600)	3.90
Outstanding at December 31, 2013	565,640	$5.28	7.89 Years	$5,528,898

Vested and expected to vest at December 31, 2013	565,640	$5.28	7.89 Years	$5,528,898
Exercisable at December 31, 2013	115,400	$4.01	4.45 Years	$1,273,598

     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2012 and 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013 and 2012. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2013 and 2012 were $12.8 million and $1.3 million, respectively.

     The dividend rate was 0.15% and 1.25% for the years ended December 31, 2013 and 2012, respectively.

     Cash received from option exercises during the year ended December 31, 2013 and 2012 was approximately $5.2 million and $0.9 million, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

     Information relating to stock options outstanding at December 31, 2013 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise			Outstanding	Contractual	Exercise	Exercisable	Exercise
Price			As of 12/31/13	Term	Price	As of 12/31/13	Price
$2.03	-	$3.88	103,140	6.03	$3.35	33,840	$2.29
$3.91	-	$4.45	168,100	7.62	$4.26	33,465	$4.11
$4.50	-	$5.15	69,600	7.73	$4.79	36,095	$4.88
$6.03	-	$6.03	12,000	3.58	$6.03	12,000	$6.03
$6.87	-	$6.87	170,400	9.29	$6.87	-	$-
$8.17	-	$8.17	42,400	9.38	$8.17	-	$-
			565,640	7.89	$5.28	115,400	$4.01

     Options exercisable as of December 31, 2013 and 2012 were 115,400 and 489,110 at an average exercise price of $4.01 and $7.59 per share, respectively.

     There were 990,524 shares available for future issuance under the Stock Incentive Plan as of December 31, 2013.

Employee Stock Purchase Plan

     In November 2000, the Company adopted its ESPP. The Company reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP was amended and restated in 2010. On April 29, 2011, the stockholders approved an increase by 600,000 in the number of shares of common stock available for issuance. On the first day of January of each year beginning January 1, 2001 through December 31, 2010, additional shares of common stock were reserved for issuance under the ESPP as determined by the Board of Directors. The ESPP limited the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 400,000 shares. The ESPP provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 92,111 and 117,920 shares were issued under the ESPP in 2013 and 2012, respectively.

     There were 318,900 shares available for future issuance under the ESPP as of December 31, 2013.

     The following information relates to the ESPP:

	2013	2012
Weighted average fair value per share of shares purchased	$5.66	$7.07
Total compensation expense for ESPP	$409,079	$139,595
Total amount of cash received from the purchase of stock through ESPP	$521,308	$416,741
Total intrinsic value of ESPP stock purchased at December 31st	$863,120	$291,958

     The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Years Ended December 31,
	2013	2012
Included in cost of revenue	$373	$119
Included in operating expenses:
Research and development	232	125
Sales, marketing and administrative	1,312	822
Total	1,544	947
Total stock-based compensation expenses	$1,917	$1,066

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

     The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012
Numerator:
Net income attributable to common stockholders	$18,808	$9,641

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	17,785	17,596
Diluted	18,481	17,861

Net income per share attributable to common stockholders:
Basic	$1.06	$0.55
Diluted	$1.02	$0.54

     The following outstanding options that were out-of-the money were excluded from the computation of diluted net income per share (in thousands) as the effect would have been anti-dilutive:

	Years Ended December 31,
	2013	2012
Options to purchase common stock	-	133

5. Balance Sheet Components (in thousands)

	December 31,
	2013	2012
Cash and cash equivalents:
Cash	$17,676	$3,392
Money market instruments and funds	927	1,401
	$18,603	$4,793

Accounts receivable, net:
Accounts receivable	$11,687	$8,167
Less: Allowance for doubtful accounts and sales returns	(121)	(121)
	$11,566	$8,046

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$121	$121
Utilized	-	-
Balance at end of year	$121	$121

Inventories, net:
Finished goods	$2,455	$1,824
Work-in-process	4,134	2,546
Raw materials	4,041	2,563
	$10,630	$6,933

Accrued expenses and other current liabilities:
Compensation costs	$5,104	$2,976
Professional fees	38	62
Outside commissions	112	90
Royalities	74	32
ESPP	151	107
Deferred rent	57	74
Warranty	57	21
Operating related (Taiwan and China)	289	529
Income tax	890	55
Others	362	169
	$7,134	$4,115

Long-term liabilities:
Accrued pension liability (Taiwan)	$600	$591
Other liabilities	-	25
	$600	$616
Accumulated other comprehensive Income:
Cumulative translation adjustments	$2,408	$2,800
Unrealized gain/(loss) on short-term investments	4	(6)
	$2,412	$2,794

6. Property and Equipment, Net

	December 31,
(in thousands)	2013	2012
Machinery and equipment	$20,696	$15,678
Furniture and fixtures	673	618
Leasehold improvements	986	901
Building and equipment prepayments	2,948	1,098
	$25,303	$18,295
Less: Accumulated depreciation	(12,045)	(10,587)
Total property and equipment, net	$13,258	$7,708

7. Income Taxes

     The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Income subject to domestic income taxes only	17,645	4,000
Income subject to foreign income taxes only	164	2,456
	17,809	6,456

     The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2013	2012
Statutory federal income tax rate	(34.0)%	(34.0)%
State income tax	(5.8)	(5.8)
Effect of permanent differences	(1.1)	-
Stock compensation	10.1	2.4
Deferred compensation	(2.9)	(1.5)
Minimum tax	(1.7)	(1.4)
Foreign tax differential	(0.1)	(4.4)
Research and development credits	-	1.1
Investment credits	0.9	0.3
Valuation allowance	47.4	88.7
Accrual of uncertain tax positions	(2.3)	-
Other	(4.9)	4.0
Effective tax rate	5.6%	49.3%

     Deferred tax assets consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$3,501	$8,230
Windfall tax benefit carryforwards	(580)	-
Credit carryforwards	1,841	2,245
Depreciation and amortization	6	-
Stock compensation	(264)	649
Accruals and allowances	1,532	788
	6,036	11,912
Less: valuation allowance	-	(8,210)
Net deferred tax assets	$6,036	$3,702

	Years Ended December 31,
	2013	2012
Valuation allowance on deferred tax assets:
Balance at beginning of year	$8,210	$13,397
Addition	-	-
Utilized	(8,210)	(5,187)
Balance at end of year	$-	$8,210

The income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,
Current:	2013	2012
Federal	$382	$107
State	1	-
Foreign	953	409
	1,336	516
Deferred:
Federal	(1,450)	(3,160)
State	(232)	(541)
Foreign	(653)	-

Total benefit for income taxes	$(999)	$(3,185)

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

     The Company’s effective tax rate was below the U.S. statutory rate primarily because of the tax benefit arising from a reduction in the valuation allowance. The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets.

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

     Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of December 31, 2013, the Company’s valuation allowance was fully released. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced.

     As of December 31, 2013, the Company has a net operating loss carryforward of approximately $7.5 million for federal and $6.5 million for state income tax purposes. If not utilized, these carryforwards will begin to expire after 2022 for federal and after 2016 for state purposes.

     As of December 31, 2013, the Company has research credit carryforwards of approximately $1.2 million and $0.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2019. The California tax credits can be carried forward indefinitely.

     Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted. The Company has concluded no change in stock ownership has occurred during 2013.

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

     Two customers accounted for 46.0% and 18.0% of the Company’s accounts receivable at December 31, 2013 and 2012, respectively.

     One customer accounted for 35.3% and another customer accounted for 10.0% of revenues in the year ended December 31, 2013 and 2012, respectively.

     Certain components used in manufacturing the Company’s products have relatively few alternative sources of supply, and establishing additional or replacement suppliers for such components may not be accomplished quickly.

9. Geographic Segment Information

     The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

     The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2013	2012
Revenues
North America	$42,815	$27,299
Europe	15,604	8,933
Asia	17,651	10,379
	$76,070	$46,611

	Years Ended December 31,
	2013	2012
Revenues
Connectivity Products	$57,660	$32,622
Optical Passive Products	18,410	13,989
	$76,070	$46,611

	Years Ended December 31,
	2013	2012
Property and Equipment, net
United States	$40	$43
Taiwan	7,148	3,473
China	6,070	4,192
	$13,258	$7,708

10. Commitments and Contingencies

Litigation

     From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements

     The Company had no off-balance sheet arrangements as of December 31, 2013 and 2012, respectively.

Indemnification and Product Warranty

     The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of December 31, 2013, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

     The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.06 million and $0.02 million warranty reserves as of December 31, 2013 and 2012, respectively.

Operating Leases

     The Company leases certain office space under long-term operating leases expiring at various dates through 2017. Total rent expense under these operating leases was approximately $0.7 million for each of the years ended December 31, 2013 and 2012.

     Total future minimum lease payments under operating leases as of December 31, 2013 are summarized below (in thousands):

Years ending December 31,
2014	684
2015	275
2016	23
2017 and after	2
Total	$984

11. Bank Loans

     In November 2004, the Company entered into a ten-year loan of $0.5 million in Taiwan with an interest rate of 2.3% for the first two years and 3.6% for the following years. In November 2006, the Company entered into a seven-year loan of $0.2 million in Taiwan with an interest rate of 2.8%. Both loans were secured by the Company’s building in Taiwan. In September 2007, the Company also entered a five-year equipment loan of $0.1 million with an interest rate of 3.68%. In July 2012, the Company repaid all of the loans.

12. Related Party Transactions

     As of December 31, 2013, and based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 17.38% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

     Sales of products to Hon Hai Precision Co., Ltd. were $0.01 million and $0.06 million in the years ended December 31, 2013 and 2012, respectively. Amounts due from Hon Hai Precision Co., Ltd. were $0.01 and $0 at December 31, 2013 and 2012, respectively.

     Purchases of raw materials from Hon Hai Precision Co., Ltd. were $1.5 million and $1.0 million in the years ended December 31, 2013 and 2012 respectively. Amounts due to Hon Hai Precision Co., Ltd. were $0.3 million at each of the years ended December 31, 2013 and 2012.

13. Fair Value of Financial instruments

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

     In 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)” (“ASU 2011-04”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 requires a reporting entity to disclose the reason for the measurement where, for recurring fair value measurements, the reason for measuring an asset or liability at fair value is often that either 1) it is required under other existing U.S. GAAP codification guidance or 2) the reporting entity has elected the fair value option under ASC 825. In regards to the Company, it is required under U.S. GAAP.

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

     In addition, ASU 2011-04 requires reporting entities to make disclosure about amounts and reasons for all the transfers out of Level 1 and Level 2 fair value measurements. The Company had no such transfers for the year ended December 31, 2013.

     The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

     The following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$927	$927	$-	$-
Short-term investments:
Time deposits	15,065	15,065	-	-
Corporate bonds	13,011	-	13,011	-
Long-term investments:
Time deposits	10,453	10,453	-	-
Total	$39,456	$26,445	$13,011	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,401	$1,401	$-	$-
Short-term investments:
Time deposits	19,378	19,378	-	-
Corporate bonds	9,104	-	9,104	-
Long-term investments:
Time deposits	10,274	10,274	-	-
Total	$40,157	$31,053	$9,104	$-

     As of December 31, 2013, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

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

     There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of the end of the fiscal year, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, and sections 302 and 404 of the Sarbanes-Oxley Act) based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

     As part of this evaluation, we analyzed and tested our processes for control effectiveness (controls which reasonably assure accurate and complete financial information in accordance with GAAP), prevention of acts of fraud and transactions being approved by management. When necessary, we confirmed that appropriate corrective action (including process improvements) had been undertaken.

     Based on the evaluation as of the end of the fiscal year 2013, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

Item 9B. Other Information

     Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2014 Annual Meeting of Stockholders to be held on May 19, 2014 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from the information under the captions “Election of Directors — 2013 Director Compensation,” and “Executive Compensation,” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

     Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2013:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,147,640 (1)	$5.28	1,309,424 (2)
Equity compensation plans not
approved by security holders	-	-	-
Total	1,147,640	$5.28	1,309,424

(1) Includes 565,640 shares to be issued upon exercise of outstanding options and 582,000 shares of unvested RSUs granted under the Stock Incentive Plan.

(2) Includes:

     (i) 990,524 shares reserved for issuance under the Stock Incentive Plan. On October 21, 2013, the stockholders approved an increase by 900,000 the number of shares of common stock available for issuance under the Stock Incentive Plan. The number of shares reserved for issuance under the plan may be increased on the first day of the Company’s fiscal year by the lesser of 680,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors.

     (ii) 318,900 shares reserved for issuance under the Company’s ESPP. On April 29, 2011, the stockholders approved an increase by 600,000 the number of shares of common stock available for issuance under the ESPP. The number of shares reserved for issuance under the ESPP could be increased on the first day of the Company’s fiscal year from 2001 through 2010, by an amount as may be determined by the Board of Directors, or, if less, the lesser of 400,000 shares or 1.0% of the outstanding common stock on that date. The ESPP permits eligible employees to contribute up to 20% of cash compensation up to 1,000 shares maximum toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

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

Date: March 14, 2014
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

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer	March 14, 2014
Peter C. Chang	(Principal Executive Officer) and
Chairman

/s/ Anita K. Ho	Acting Chief Financial Officer	March 14, 2014
Anita K. Ho	(Principal Financial and Accounting
Officer)

/s/ Richard Black	Director	March 14, 2014
Richard Black

/s/ Gwong-Yih Lee	Director	March 14, 2014
Gwong-Yih Lee

/s/ Ray Sun	Director	March 14, 2014
Ray Sun

/s/ James C. Yeh	Director	March 14, 2014
James C. Yeh

EXHIBIT INDEX

Exhibit
Number		Description of Document
3(i)	.1	Integrated copy of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2011).

3(i)	.2	Certificate of Designation of Series A Participating Preferred Stock of Alliance Fiber Optics Products, Inc. (incorporated by reference to Exhibit 3(i).2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(ii)	.1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).

4.2		Amended and Restated Rights Agreement dated as of August 31, 2000 (Registration Rights) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

4.3		Amended and Restated Rights Agreement dated as of March 10, 2011 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A (File No. 000-31857)).

10.1		Reserved.

10.2	#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.3	#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.4	#	Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.5	#	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year end December 31, 2011).

10.6		Reserved.

10.7	#	Form of Stock Option Agreement under the Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.8		Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description of Document
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 51 of this Form 10-K)

31.1	Rule 13a–14(a) Certification of Chief Executive Officer.

31.2	Rule 13a–14(a) Certification of Acting Chief Financial Officer.

32.1 *	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2 *	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS**	XBRL Taxonomy Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase document

____________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

# Indicates management contract or compensatory plan or arrangement.