Form 10-Q
period 2014-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2014-05-09
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On April 30, 2014, 18,471,501 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,491	$18,603
Short-term investments	31,859	28,076
Accounts receivable, net	13,961	11,566
Inventories, net	10,330	10,630
Deferred tax asset	5,378	6,036
Prepaid expense and other current assets	1,815	1,745
Total current assets	82,834	76,656

Long-term investments	10,498	10,453
Property and equipment, net	13,069	13,258
Other assets	178	198
Total assets	$106,579	$100,565

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,761	$11,657
Accrued expenses	7,649	7,134
Total current liabilities	19,410	18,791

Other long-term liabilities	601	600
Total liabilities	20,011	19,391

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at March 31, 2014 and
December 31, 2013.	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
18,428,461 and 18,408,261 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively.	18	18
Additional paid-in-capital	118,166	117,369
Accumulated deficit	(33,611)	(38,625)
Accumulated other comprehensive income	1,995	2,412
Stockholders' equity	86,568	81,174
Total liabilities and stockholders' equity	$106,579	$100,565

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues	$24,882	$12,153
Cost of revenues	14,968	7,745
Gross profit	9,914	4,408
Operating expenses:
Research and development	1,108	813
Selling, marketing and administrative	2,336	1,828
Total operating expenses	3,444	2,641
Income from operations	6,470	1,767
Interest and other income, net	147	133
Net income before tax	6,617	1,900
Provision for income taxes	(1,602)	(50)
Net income	$5,015	$1,850

Other comprehensive income:
Cumulative translation adjustments	(412)	(445)
Unrealized gain on investments	(6)	7
Comprehensive income	$4,597	$1,412

Net income per share:
Basic	$0.27	$0.11
Diluted	$0.26	$0.10
Shares used in computing net income per share:
Basic	18,422	17,190
Diluted	19,070	17,812

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,015	$1,850
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	684	452
Amortization of stock-based compensation	717	280
Provision for inventory valuation	(31)	92
Deferred tax assets	658	-
Changes in assets and liabilities:
Accounts receivable	(2,395)	(1,044)
Inventories	331	(757)
Prepaid expenses and other current assets	(70)	(21)
Other assets	20	2
Accounts payable	104	(408)
Accrued expenses	515	(355)
Other long-term liabilities	1	(18)
Net cash provided by operating activities	5,549	73

Cash flows from investing activities:
Purchase of short-term investments	(10,631)	(240)
Proceeds from sales and maturities of short-term investments	6,842	852
Purchase of long-term investments	(45)	(44)
Purchase of property and equipment	(648)	(513)
Net cash (used in) provided by investing activities	(4,482)	55

Cash flows from financing activities:
Proceeds from the exercise of stock options	80	224
Repurchase of common stock	-	(796)
Net cash provided by (used in) financing activities	80	(572)

Effect of exchange rate changes on cash and cash equivalents	(259)	(362)
Net increase (decrease) in cash and cash equivalents	888	(806)
Cash and cash equivalents at beginning of period	18,603	4,793
Cash and cash equivalents at end of period	$19,491	$3,987

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(203)	$(10)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2014 as compared to those disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and certificates of deposit.

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

Concentrations of Risk

Connectivity products contributed 78.7% and 73.8% of the Company’s revenues for the quarters ended March 31, 2014 and 2013, respectively. Optical passive products contributed 21.3% and 26.2% of the Company’s revenues for the quarters ended March 31, 2014 and 2013, respectively.

In the three month ended March 31, 2014 and 2013, the Company’s 10 largest customers comprised 72.6% and 68.5% of the Company’s revenues, respectively. For the three months ended March 31, 2014, one customer accounted for 40.6% of the Company’s total revenues and the amount due from this customer was $4.2 million at March 31, 2014. For the three months ended March 31, 2013, three customers accounted for 16.2%, 10.5% and 10.3% of the Company’s total revenues, respectively. Amounts due from these customers were $1.8 million, $1.1 million and $1.1 million, respectively, at March 31, 2013.

2. Recent Accounting Pronouncements

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

3. Stock-based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) was determined using the Black-Scholes Model.

Pursuant to the Company’s 2000 Stock Incentive Plan, participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive shares of the Company’s common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year, over three years at a rate of 33.3 percent per year, or over five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the vesting term of each award.

Options granted under the 2000 Stock Incentive Plan generally vest over four years. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the three months ended March 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2013	565,640	$5.28
Granted	274,400	12.50
Exercised	(20,200)	3.93
Forfeited	(90,000)	4.45
Outstanding at March 31, 2014	729,840	$8.13	8.47 Years	$4,626,776
Vested and expected to vest at March 31, 2014	611,838	$7.96	8.47 Years	$3,985,006
Exercisable at March 31, 2014	127,900	$4.02	4.77 Years	$1,336,856

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.15 million, respectively.

Cash received from option exercises during the three months ended March 31, 2014 and 2013 was $0.1 million and $0.2 million, respectively. Such amounts are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

Options to purchase 274,400 shares of common stock were granted during the three months ended March 31, 2014. At March 31, 2014, there was $2.3 million of unrecognized compensation cost related to stock options and RSUs, all of which is expected to be realized over three years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended Mar. 31,
	2014	2013
Included in cost of revenue	$176	$35
Included in operating expenses:
Research and development	83	33
Selling, marketing and administrative	458	212
Total	541	245
Total stock-based compensation expense	$717	$280

4. Inventories, net (in thousands)

	March 31,	December 31,
	2014	2013
Inventories
Finished goods	$2,657	$2,455
Work-in-process	3,959	4,134
Raw materials	3,714	4,041
	$10,330	$10,630

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$5,015	$1,850
Denominator:
Shares used in computing net income per share:
Basic	18,422	17,190
Diluted	19,070	17,812
Net income per share:
Basic	$0.27	$0.11
Diluted	$0.26	$0.10

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

The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets. The Company’s effective tax rate was 24.20% and 2.65% for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective rate differs from its expected federal statutory rate primarily as a result of state taxes, foreign tax rate differences and permanent items.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company reduced deferred tax assets by $0.7 million as of March 31, 2014 as a result of net operating losses utilized against current taxable income.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of March 31, 2014, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.09 million and $0.03 million for warranty reserves at each of March 31, 2014 and 2013.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2017.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending March 31:
2014 (remaining nine months of the year)	$490
2015	278
2016	29
2017 and after	3
Total	$800

9. Related Party Transactions

As of March 31, 2014, and based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 17.4% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties. No sales of products to Hon Hai were made in either of the quarters ended March 31, 2014 and 2013. Purchases of raw materials from Hon Hai were $0.4 million and $0.3 million in the quarters ended March 31, 2014 or 2013. No amounts were due from Hon Hai at either of March 31, 2014 and 2013. Amounts due to Hon Hai were $0.4 million and $0.3 million at March 31, 2014 and 2013, respectively.

10. Fair Value of Financial instruments

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

In addition, ASU 2011-04 requires reporting entities to make disclosure about amounts and reasons for all the transfers out of Level 1 and Level 2 fair value measurements. The Company had no such transfers for the quarter ended March 31, 2014.

The adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

In accordance with the U.S. GAAP Codification Topic 820, the following table represent the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of March 31, 2014 and 2013:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,014	$1,014	$-	$-
Marketable Securities:
Time deposits	18,886	18,886	-	-
Corporate bonds	12,973	-	12,973	-
Long-term investments:
Time deposits	10,498	10,498	-	-
Total	$43,371	$30,398	$12,973	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,994	$1,994	$-	$-
Marketable Securities:
Time deposits	18,817	18,817	-	-
Corporate bonds	9,059	-	9,059	-
Long-term investments:
Time deposits	10,318	10,318	-	-
Total	$40,188	$31,129	$9,059	$-

As of March 31, 2014 and 2013, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

11. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
North America	$15,881	$7,870
Europe	5,279	2,358
Asia	3,722	1,925
	$24,882	$12,153

	Three Months Ended March 31,
	2014	2013
Revenues
Connectivity Products	$19,581	$8,971
Optical Passive Products	5,301	3,182
	$24,882	$12,153

	March 31,	December 31,
	2014	2013
Property and Equipment
United States	$105	$40
Taiwan	7,235	7,148
China	5,729	6,070
	$13,069	$13,258

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our connectivity products contributed revenues of $19.6 million, or 78.7%, and $9.0 million, or 73.8%, for the three months ended March 31, 2014 and 2013, respectively. Our optical passive products contributed revenues of $5.3 million, or 21.3%, and $3.2 million, or 26.2%, for the three months ended March 31, 2014 and 2013, respectively.

In the three months ended March 31, 2014 and 2013, our 10 largest customers comprised 72.6% and 68.5% of our total revenues, respectively. For the three months ended March 31, 2014, one customer accounted for 40.6% of our total revenues. For the three months ended March 31, 2013, three customers accounted for 16.2%, 10.5% and 10.3% of our total revenues.

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

Sales, marketing, and administrative expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. It also consists of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We intend to continue to invest amounts similar to our spending levels in 2013 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect administrative expenses will increase in absolute dollars to support our revenue growth, higher insurance premiums, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and with being a public company.

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended Mar. 31,
	2014	2013
Revenues	100.0%	100.0%

Cost of revenues	60.2	63.7
Gross profit	39.8	36.3
Operating expenses:
Research and development	4.4	6.7
Selling, marketing and administrative	9.4	15.1
Total operating expenses	13.8	21.8

Income from operations	26.0	14.5
Interest and other income, net	0.6	1.1
Net income before tax	26.6%	15.6%
Provision for income taxes	(6.4)	(0.4)
Net income	20.2%	15.2%

Revenues. Revenues were $24.88 million and $12.15 million for the three months ended March 31, 2014 and 2013, respectively. Revenues increased 104.7% in the quarter ended March 31, 2014 from the same period in 2013, primarily due to increased volume shipments of products into telecom and datacom market applications.

Cost of Revenues. Cost of revenues was $15.0 million and $7.7 million for the three months ended March 31, 2014 and 2013, respectively. Cost of revenues as a percentage of revenues decreased to 60.2% for the three months ended March 31, 2013 from 63.7% for the three months ended March 31, 2013. The lower percentage cost of revenues for the three months ended March 31, 2014 resulted from increased factory utilization due to higher product sales.

Gross Profit. Gross profit increased to $9.9 million, or 39.8% of revenues, for the three months ended March 31, 2014 from $4.4 million, or 36.3% of revenues, for the same period in 2013. The higher gross profit was due to the higher utilization of our factories for the increased volume shipments of our products. However, decreasing average selling prices will have a negative impact our gross profit and may offset benefits, if any, from improved absorption.

Research and Development Expenses. Research and development expenses were $1.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. As a percentage of revenues, research and development expenses decreased to 4.4% in the three months ended March 31, 2014 from 6.7% for the same period in 2013 as a result of increased revenues. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses were $2.3 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. As a percentage of revenues, sales and marketing expenses decreased to 9.4% in the three months ended March 31, 2014 from 15.1% in the three months ended March 31, 2013 as a result of increased revenues. We expect sales, marketing and administrative expenses will increase as we intend to invest in our sales, marketing and administrative efforts. Our administrative expenses will also increase to support our revenue growth, higher insurance premiums, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and with being a public company. Stock-Based Compensation. Stock based compensation expense increased to $0.7 million for the three months ended March 31, 2014 from $0.3 million for the same period in 2013. This increase was due to stock options and RSUs granted in the second quarter of 2013.

Interest and Other Income, Net. Interest and other income, net, was $0.15 million and $0.13 million for the three months ended March 31, 2014 and 2013, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $1.6 million and $0.05 million for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $19.5 million, short-term investments of $31.8 million and long-term investments of $10.5 million.

Net cash provided by operating activities was $5.5 million for the three months ended March 31, 2014. Net cash provided by operating activities was primarily due to net income of $5.0 million, a decrease in deferred tax assets of $0.7 million, an increase in accrued expenses of $0.5 million, a decrease in inventory of $0.3 million, and contribution from adjustments for non-cash charges, including depreciation, and amortization and stock based compensation of $1.4 million. These were offset by an increase in accounts receivable of $2.4 million.

Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2013. Net cash provided by operating activities was primarily due to net income of $1.9 million and total depreciation and amortization expenses of $0.7 million, which was offset by a $1.0 million increase in accounts receivable, an $0.8 million increase in inventory, and a $0.4 million each decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $4.5 million for the three months ended March 31, 2014. In the three months ended March 31, 2014, we spent a net of $3.8 million for the purchase of short-term and long-term investments, and we used $0.6 million to purchase equipment.

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2013. In the three months ended March 31, 2013, we had a net of $0.6 million from the proceeds from sales and maturities of short-term investments, and we used $0.5 million to purchase equipment.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2014. Net cash provided by financing activities was from the exercise of options to purchase shares of our common stock.

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2013. Net cash used in financing activities was primarily due to $0.8 million used to repurchase common stock pursuant to our stock repurchase program, which was offset by $0.2 million from the exercise of options to purchase shares of our common stock.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2014.

Contractual Obligations

The lease on our corporate headquarters in Sunnyvale, California, has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of 34,406 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2014 to January 2016. In December 2000, we purchased 10,623 square feet of space immediately adjacent to our leased facility for $0.8 million, In November 2013, we purchased 6,960 square feet of space we previous leased for $1.6 million. In April 2014, we also purchased 10,633 square feet of space we previous leased for $1.6 million, bringing the total square footage to 62,622 square feet.

We lease a 132,993 square foot facility in Shenzhen, China, which lease will expire in October 2014.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of March 31, 2014, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $0.1 million as of this date.

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

We had net income of $5.0 million in the quarter ended March 31, 2014. Although we generated a profit, we may not be able to sustain profitability and our cash flows may be negative in the future. As of March 31, 2014, we had an accumulated deficit of approximately $33.6 million.

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

Sales of our connectivity products accounted for 78.7% and 73.8% of our revenues in the quarters ended March 31, 2014 and 2013, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

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

In the quarters ended March 31, 2014 and 2013, our 10 largest customers comprised 72.6% and 68.5% of our revenues, respectively. For the three months ended March 31, 2014, one customer accounted for 40.6% of our revenues.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from one or more of our significant customers would likely harm our financial condition and results of operations.

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

As of March 31, 2014, we had 38 full-time employees in Sunnyvale, California, 353 full-time employees in Taiwan, and 1,331 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.1 million and $0.8 million for the quarters ended March 31, 2014 and 2013, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

The optical networking component industry often experiences declining average selling prices as a result of increasing competition and from pricing pressures resulting in greater unit volume purchases as communication service providers continue to deploy fiber optic networks. We expect that average selling prices will continue to decrease over time in response to new product and technology introductions by us or competitors, price pressures from significant customers, greater manufacturing efficiencies achieved through increased automation in the manufacturing process and inventory build-up due to decreased demand. Average selling price declines may contribute to a decline in our gross margins which could harm our results of operations.

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

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Securities and Exchange Commission promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo (DRC), and adjoining countries, and their efforts to prevent the sourcing of such conflict minerals from these countries. These new rules will require us to engage in due diligence efforts to ascertain and disclose the origin of some of the raw materials used in the production process. Initial disclosures will be required no later than May 31, 2014, with subsequent disclosures required no later than May 31 of each following year. We may incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals, if any, used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The implementation of these rules and our compliance procedures could adversely affect the supply and pricing of materials used in our products. Not all suppliers offer “conflict free” conflict minerals, so we cannot be certain that we will be able to obtain sufficient quantities of conflict free minerals from such suppliers or at competitive prices. Also, our reputation with our customers and stockholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of conflict minerals used in our products through the procedures we may implement. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations. In addition, our customers may require us to report to them on our conflict minerals compliance, and if we do not perform this function to a customer’s satisfaction, they may cease to do business with us.

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

One of our manufacturing operations is located in an active earthquake fault zone in Taiwan. This region has experienced large earthquakes in the past and may likely experience them in the future. In September 2001, a typhoon hit Taiwan causing businesses, including our manufacturing facility, and the financial markets to close for two days. Because most of our manufacturing is performed in Taiwan, a large earthquake or typhoon in Taiwan could disrupt our manufacturing operations for an extended period of time, which would limit our ability to supply our products to our customers in sufficient quantities on a timely basis, harming our customer relationships.

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

Dated: May 9, 2014	ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho
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