Form 10-Q
period 2014-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2014-08-08
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
(Address of principal executive offices) (Zip Code)

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

On August 1, 2014, 18,616,305 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,804	$18,603
Short-term investments	32,157	28,076
Accounts receivable, net	14,914	11,566
Inventories, net	9,198	10,630
Deferred tax asset	3,243	6,036
Prepaid expense and other current assets	1,546	1,745
Total current assets	84,862	76,656

Long-term investments	10,543	10,453
Property and equipment, net	14,547	13,258
Other assets	180	198
Total assets	$110,132	$100,565

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,386	$11,657
Accrued expenses	8,595	7,134
Total current liabilities	19,981	18,791

Other long-term liabilities	622	600
Total liabilities	20,603	19,391

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at June 30, 2014 and
December 31, 2013, respectively	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
18,594,805 and 18,408,261 shares issued and outstanding at
June 30, 2014 and December 31, 2013.	18	18
Additional paid-in-capital	116,992	117,369
Accumulated deficit	(29,828)	(38,625)
Accumulated other comprehensive income	2,347	2,412
Stockholders' equity	89,529	81,174
Total liabilities and stockholders' equity	$110,132	$100,565

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Income
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$24,199	$19,039	$49,081	$31,192
Cost of revenues	14,504	11,759	29,472	19,504
Gross profit	9,695	7,280	19,609	11,688
Operating expenses:
Research and development	1,067	859	2,175	1,672
Selling, marketing and administrative	2,061	1,976	4,397	3,804
Total operating expenses	3,128	2,835	6,572	5,476
Income from operations	6,567	4,445	13,037	6,212
Interest and other income, net	186	163	333	296
Net income before income tax	6,753	4,608	13,370	6,508
Provision for Income taxes	(2,971)	(326)	(4,573)	(376)
Net income	$3,782	$4,282	$8,797	$6,132

Cumulative translation adjustments	351	165	(61)	(280)
Unrealized gain (loss) on investments	2	(8)	(4)	(1)
Comprehensive income	$4,135	$4,439	$8,732	$5,851

Net income per share:
Basic	$0.20	$0.24	$0.48	$0.35
Diluted	$0.20	$0.23	$0.46	$0.34
Shares used in computing net income per share:
Basic	18,533	17,498	18,478	17,344
Diluted	19,230	18,414	19,116	18,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net Income	$8,797	$6,132
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,392	921
Loss on disposal of property and equipment	1	1
Amortization of stock-based compensation	1,247	691
Provision for inventory reserves	191	364
Deferred tax assets	2,792	-
Changes in assets and liabilities:
Accounts receivable	(3,348)	(3,214)
Inventories	1,241	(2,780)
Prepaid expenses and other current assets	199	(548)
Other assets	18	37
Accounts payable	(271)	3,961
Accrued expenses	1,461	984
Other long-term liabilities	22	(28)
Net cash provided by operating activities	13,742	6,521

Cash flows from investing activities:
Purchase of short-term investments	(18,911)	(9,297)
Proceeds from sales and maturities of short-term investments	14,826	9,976
Purchase of long-term investments	(90)	(89)
Purchase of property and equipment	(2,678)	(1,740)
Net cash used in investing activities	(6,853)	(1,150)

Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	340	235
Proceeds from the exercise of common stock options	248	1,608
Tax payments related to net share settlements of RSUs	(2,211)	(241)
Repurchase of common stock	-	(873)
Net cash (used in) provided by financing activities	(1,623)	729

Effect of exchange rate changes on cash and cash equivalents	(65)	(255)
Net increase in cash and cash equivalents	5,201	5,845
Cash and cash equivalents at beginning of period	18,603	4,793
Cash and cash equivalents at end of period	$23,804	$10,638

Supplemental disclosure of cash flow information:
Cash paid for income tax	$735	$202

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2014 and for the three months and six months ended June 30, 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2014 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

Allowance for Doubtful Accounts

Allowances are provided for estimated returns and potential uncollectable trade receivables. Provisions for return allowances are recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. The Company also identifies specific accounts considered to have a high risk of un-collectability and reserves the full amount. Material differences may result in the amount and timing of revenue for any period than if management had made different judgments or utilized different estimates.

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

Concentrations of Risk

Connectivity products contributed 68.7% and 75.9% of the Company’s revenues for the three months ended June 30, 2014 and 2013, respectively. Optical passive products contributed 31.3% and 24.1% of the Company’s revenues for the three months ended June 30, 2014 and 2013, respectively.

Connectivity products contributed 73.8% and 75.1% of the Company’s revenues for the six months ended June 30, 2014 and 2013, respectively. Optical passive products contributed 26.2% and 24.9% of the Company’s revenues for the six months ended June 30, 2014 and 2013, respectively.

In the three months ended June 30, 2014 and 2013, the Company’s 10 largest customers comprised 77.8% and 72.9% of the Company’s revenues, respectively. For the three months ended June 30, 2014, two customers accounted for 34.7% and 15.6% of the Company’s revenues, respectively. Amounts due from these customers were $4.8 million and $3.0 million, respectively, at June 30, 2014. For the three months ended June 30, 2013, two customers accounted for 33.3% and 12.8% of the Company’s revenues, respectively.

In the six months ended June 30, 2014 and 2013, the Company’s 10 largest customers comprised 78.5% and 70.6% of the Company’s revenues, respectively. For the six months ended June 30, 2014, two customers accounted for 42.3% and 11.3% of the Company’s revenues. For the six months ended June 30, 2013, two customers accounted for 26.7% and 11.9% of the Company’s revenues.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss or tax carryforward exists. The FASB concluded that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset except in certain circumstances the unrecognized tax benefit should be presented as a liability and should not be combined with deferred tax assets. The amendment is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the six months ended June 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2013	565,640	$5.28
Granted	274,400	12.50
Exercised	(70,340)	3.51
Forfeited	(90,000)	4.45
Outstanding at June 30, 2014	679,700	$8.48	8.56 Years	$6,536,238
Vested and expected to vest at June 30, 2014	617,760	$8.43	8.52 Years	$5,976,085
Exercisable at June 30, 2014	81,760	$4.46	5.25 Years	$1,114,896

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively. The total intrinsic value of options exercised was $2.7 million and $2.8 million for the three and six months ended June 30, 2013, respectively.

Cash received from option exercises during the six months ended June 30, 2014 and 2013 were $0.2 million and $1.4 million, respectively, and are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the three months ended June 30, 2014, a total of 21,579 shares were issued under the Company’s ESPP and cash received from the purchases was $0.3 million. Compensation expense recorded in the quarter ended June 30, 2014 was $0.1 million. As of June 30, 2014, there was $0.08 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next four months.

No options were granted during the three months ended June 30, 2014. Options to purchase 274,400 shares of common stock were granted during the six months ended June 30, 2014. At June 30, 2014, there was $4.0 million of unrecognized compensation cost related to stock options and RSUs, all of which is expected to be realized over three years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Included in cost of revenue	$115	$64	$292	$99
Included in operating expenses:
Research and development	64	46	147	79
Selling, marketing and administrative	351	301	808	513
Total	415	347	955	592
Total stock-based compensation expense	$530	$411	$1,247	$691

4. Inventories, net (in thousands)

	June 30,	December 31,
	2014	2013
Inventories:
Finished goods	$2,311	$2,455
Work-in-process	3,387	4,134
Raw materials	3,500	4,041
	$9,198	$10,630

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$3,782	$4,282	$8,797	$6,132
Denominator:
Shares used in computing net income per share:
Basic	18,533	17,498	18,478	17,344
Diluted	19,230	18,414	19,116	18,118
Net income per share:
Basic	$0.20	$0.24	$0.48	$0.35
Diluted	$0.20	$0.23	$0.46	$0.34

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

The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets. The Company’s effective tax rate was 34.2% and 5.8% for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate for the June 30, 2013 period differs from its expected federal statutory rate primarily as a result of state taxes, foreign tax rate differences, permanent items and the change in valuation allowance.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company reduced deferred tax assets by $2.1 million and $2.8 million for the three and six months ended June 30, 2014 as a result of net operating losses utilized against current taxable income.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There have been no material changes in the Company’s unrecognized tax benefits since December 31, 2013 and as such, disclosures included in the Company’s 2013 Annual Report on Form 10-K continue to be relevant for the period ended June 30, 2014.

8. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of June 30, 2014, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.1 million and $0.04 million for warranty reserves as of June 30, 2014 and 2013, respectively.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2018.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2014 (remainning six months of the year)	$276
2015	278
2016	29
2017	3
2018 and after	1
Total	$587

9. Related Party Transactions

As of June 30, 2014, and based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 17.2% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

Sales of products to Hon Hai were $0.01 million for the six months ended June 30, 2014. Purchases of raw materials from Hon Hai were $0.9 million for the six months ended June 30, 2014. Amounts due from Hon Hai were $0.01 million at June 30, 2014. Amounts due to Hon Hai were $0.5 million at June 30, 2014.

There were no sales of products to Hon Hai in the six months ended June 30, 2013. Purchases of raw materials from Hon Hai were $0.6 million for the six months ended June 30, 2013. No amounts were due from Hon Hai at June 30, 2013. Amounts due to Hon Hai were $0.4 million at June 30, 2013.

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

In accordance with the U.S. GAAP Codification Topic 820, the following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,030	$4,030	$-	$-
Marketable Securities:
Time deposits	19,233	19,233	-	-
Corporate bonds	12,924	-	12,924	-
Long-term investments:
Time deposits	10,543	10,543	-	-
Total	$46,730	$33,806	$12,924	$-

As of June 30, 2014, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

11. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
North America	$12,728	$11,305	$28,609	$19,175
Europe	6,878	3,781	12,157	6,139
Asia	4,593	3,953	8,315	5,878
	$24,199	$19,039	$49,081	$31,192

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Connectivity Products	$16,619	$14,447	$36,200	$23,418
Optical Passive Products	7,580	4,592	12,881	7,774
	$24,199	$19,039	$49,081	$31,192

	June 30,	December 31,
	2014	2013
Property and Equipment
United States	$152	$40
Taiwan	8,881	7,148
China	5,514	6,070
	$14,547	$13,258

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, our intent and ability to pay dividends in the future and the amount of any such dividends, if any, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, pricing pressures from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of raw materials or components, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our connectivity products contributed revenues of $16.6 million, or 68.7%, and $14.4 million, or 75.9%, for the three months ended June 30, 2014 and 2013, respectively. Our optical passive products contributed revenues of $7.6 million, or 31.3%, and $4.6 million, or 24.1%, for the three months ended June 30, 2014 and 2013, respectively.

Our connectivity products contributed revenues of $36.2 million, or 73.8%, and $23.4 million, or 75.1%, for the six months ended June 30, 2014 and 2013, respectively. Our optical passive products contributed revenues of $12.9 million, or 26.2%, and $7.8 million, or 24.9%, for the six months ended June 30, 2014 and 2013, respectively.

In the three months ended June 30, 2014 and 2013, our 10 largest customers comprised 77.8% and 72.9% of our total revenues, respectively. For the three months ended June 30, 2014, two customers accounted for 34.7% and 15.6% of our total revenues, respectively. For the three months ended June 30, 2013, two customers accounted for 33.3% and 12.8% of our total revenues, respectively.

In the six months ended June 30, 2014 and 2013, our 10 largest customers comprised 78.5% and 70.6% of our total revenues, respectively. For the six months ended June 30, 2014, two customers accounted for 42.3% and 11.3% of our total revenues. For the six months ended June 30, 2013, two customers accounted for 26.7% and 11.9% of our total revenues.

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

Sales, marketing and administrative expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. It also consists of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We intend to continue to invest amounts similar to our spending levels in 2013 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect administrative expenses will increase in absolute dollars to support our revenue growth, higher insurance premiums and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and with being a public company.

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.9	61.8	60.0	62.5
Gross profit	40.1	38.2	40.0	37.5

Operating expenses:
Research and development	4.4	4.5	4.4	5.4
Selling, marketing and administrative	8.5	10.4	9.0	12.2
Total operating expenses	12.9	14.9	13.4	17.6

Income from operations	27.2	23.3	26.6	19.9
Interest and other income, net	0.7	0.9	0.6	1.0
Net income before tax	27.9	24.2	27.2	20.9
Provision for income taxes	(12.3)	(1.7)	(9.3)	(1.2)
Net income	15.6%	22.5%	17.9%	19.7%

Revenues. Revenues were $24.2 million and $19.0 million for the three months ended June 30, 2014 and 2013, respectively. Revenues increased 27.1% in the three months ended June 30, 2014 from the same period in 2013. Revenues were $49.1 million and $31.2 million for the six months ended June 30, 2014 and 2013, respectively. Revenues increased 57.4% in the six months ended June 30, 2014 from the same period in 2013. The increase for the three and six months ended June 30, 2014 was mainly due to increased volume shipments of products into telecom and datacom market applications.

Cost of Revenues. Cost of revenues was $14.5 million and $11.8 million for the three months ended June 30, 2014 and 2013, respectively. Cost of revenues as a percentage of revenues decreased to 59.9% for the three months ended June 30, 2014 from 61.8% for the three months ended June 30, 2013. Cost of revenues was $29.5 million and $19.5 million for the six months ended June 30, 2014 and 2013, respectively. Cost of revenues as a percentage of revenues decreased to 60.0% for the six months ended June 30, 2014 from 62.5% for the six months ended June 30, 2013. The lower percentage cost of revenues for the three and six months ended June 30, 2014 resulted from increased factory utilization due to higher product sales.

Gross Profit. Gross profit increased in dollars to $9.7 million, or 40.1% of revenues, for the three months ended June 30, 2014 from $7.3 million, or 38.2% of revenues, for the same period in 2013. Gross profit increased to $19.6 million, or 40.0% of revenues, for the six months ended June 30, 2014 from $11.7 million, or 37.5% of revenues, for the same period in 2013. For the three and six months ended June 30, 2014, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers. However, decreasing average selling prices will have a negative impact our gross profit and may offset benefits, if any, from improved absorption.

Research and Development Expenses. Research and development expenses were $1.1 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively. Research and development expenses increased to $2.2 million for the six months ended June 30, 2014 from $1.7 million for the same period in 2013. The higher research and development expenses were due to higher fees for testing our products and stock based compensation charges.

As a percentage of revenues, research and development expenses decreased to 4.4% in the three months ended June 30, 2014 from 4.5% for the same period in 2013. As a percentage of revenues, research and development expenses decreased to 4.4% in the six months ended June 30, 2014 from 5.4% for the same period in 2013. The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses increased to $2.1 million for the three months ended June 30, 2014 from $2.0 million for the same period in 2013. Sales, marketing and administrative expenses increased to $4.4 million for the six months ended June 30, 2014 from $3.8 million for the six months ended June 30, 2013. The higher sales, marketing and administrative expenses were due to higher stock based compensation charges and cost associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

As a percentage of revenues, sales, marketing and administrative expenses decreased to 8.5% in the three months ended June 30, 2014 from 10.4% for the same period in 2013. As a percentage of revenues, sales, marketing and administrative expenses decreased to 9.0% in the six months ended June 30, 2014 from 12.2% for the same period in 2013. The lower sales, marketing and administrative expenses as a percentage of revenues were mainly due to increased revenue levels. We expect sales, marketing and administrative expenses will increase to support our revenue growth and due to higher insurance premiums, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and being a public company.

Stock-Based Compensation. Total stock-based compensation increased to $0.5 million for the three months ended June 30, 2014 from $0.4 million for the same period in 2013. Total stock-based compensation increased to $1.2 million for the six months ended June 30, 2014 from $0.7 million for the same period in 2013. The increase was due to RSUs granted in 2013 and stock options granted in 2013 and 2014.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million for each of the three months ended June 30, 2014 and 2013, respectively. Interest and other income, net, was $0.3 million for each of the six months ended June 30, 2014 and 2013, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $3.0 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. Income tax expense was $4.6 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. The increase was due to the reduction of our deferred tax assets as a result of utilization of net operating losses.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $23.8 million and short-term investments of $32.2 million. We also held $10.5 million of long-term investments.

Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2014. Net cash provided by operating activities was primarily due to net income of $8.8 million, a decrease in deferred tax assets of $2.8 million, an increase in accrued expenses of $1.5 million, a decrease in inventory of $1.4 million and contribution from adjustments for non-cash charges, including depreciation and amortization of $2.6 million. These were offset by an increase in accounts receivable of $3.3 million.

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

Net cash used in investing activities was $6.9 million for the six months ended June 30, 2014. This resulted primarily from $4.2 million in net purchases of short-term and long-term investments and $2.7 million of equipment purchases.

Net cash used in investing activities was $1.2 million for the six months ended June 30, 2013. This consisted primarily of $1.7 million of equipment purchases offset by $0.6 million in net proceeds from short-term and long-term investments.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2014. Net cash used in financing activities was primarily due to $2.2 million used to pay tax withholdings related to net share settlements of RSUs, which offset proceeds of $0.3 million from the sale of our common stock through our ESPP and $0.3 million from the exercise of options to purchase shares of our common stock.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2013, and was primarily due to the proceeds from the exercise of common stock options.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2014.

Contractual Obligations

The lease on our corporate headquarters in Sunnyvale, California, has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of 34,406 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2014 to January 2016. In December 2000, we purchased 10,623 square feet of space immediately adjacent to our leased facility for $0.8 million, In November 2013, we purchased 6,960 square feet of space we previous leased for $1.6 million. In April 2014, we also purchased 10,633 square feet of space we previously leased for $1.6 million, bringing the total square footage to 62,622 square feet.

We lease a 132,993 square foot facility in Shenzhen, China, which lease will expire in October 2014. We currently believe we will be able to renew the lease.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of June 30, 2014, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $2.3 million as of this date.

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

We had net income of $3.8 million in the quarter ended June 30, 2014. Although we generated a profit in the quarter, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of June 30, 2014, we had an accumulated deficit of $29.8 million.

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

Sales of our connectivity products accounted for 68.7% and 75.9% of our revenues in the quarter ended June 30, 2014 and 2013, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have and expect to continue to experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic instability, slowing growth in China and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth. These factors, combined with volatile oil prices, declining business and consumer confidence, and increased unemployment, have precipitated an economic slowdown. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

We depend on a small number of customers for a significant portion of our revenues and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the quarters ended June 30, 2014 and 2013, our 10 largest customers comprised 77.8% and 72.9% of our total revenues, respectively. Two customers accounted for 34.7% and 15.6% of our total revenues for the three months ended June 30, 2014. Two customers accounted for 42.3% and 11.3% of our total revenues for the six months ended June 30, 2014, and two customers accounted for 33.3% and 12.8% of our total revenues for the three months ended June 30, 2013.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. For example, a significant customer ordered fewer products in the second quarter of 2014 than we expected. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from one or more of our significant customers would likely harm our financial condition and results of operations.

Our quarterly and annual financial results have historically fluctuated due primarily to introduction of, demand for, and sales of our products, and future fluctuations may cause our stock price to decline.

We believe that period-to-period comparisons of our operating results are not a good indication of our future performance. Our quarterly operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a number of factors. For example, the timing and expenses associated with product introductions and establishing additional manufacturing lines and facilities, changes in manufacturing volume, declining average selling prices of our products, the timing and extent of product sales, the mix of domestic and international sales, the mix of sales channels through which our products are sold, the mix of products sold and significant fluctuations in demand for our products have caused our operating results to fluctuate. Because we incur operating expenses based on anticipated revenue levels, and a significant percentage of our expenses are fixed in the short term, any delay in generating or recognizing revenues or any decrease in revenues could significantly harm our quarterly results of operations. Other factors, many of which are more fully discussed elsewhere in this report, may also cause our results to fluctuate. Many of the factors that may cause our results to fluctuate are outside of our control. If our quarterly or annual operating results do not meet the expectations of investors and securities analysts, the trading price of our common stock could significantly decline.

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

As of June 30, 2014, we had 38 full-time employees in Sunnyvale, California, 345 full-time employees in Taiwan, and 1,247 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.1 million and $2.2 million for the three and six months ended June 30, 2014, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods.

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

The market for fiber optic components is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, enterprise access and datacenter segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this market will depend on:

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

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Securities and Exchange Commission promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo (DRC), and adjoining countries, and their efforts to prevent the sourcing of such conflict minerals from these countries. These new rules require us to engage in due diligence efforts to ascertain and disclose the origin of some of the raw materials used in the production process on an annual basis. We may incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals, if any, used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. These rules and our compliance procedures could adversely affect the supply and pricing of materials used in our products. Not all suppliers offer “conflict free” conflict minerals, so we cannot be certain that we will be able to obtain sufficient quantities of conflict free minerals from such suppliers or at competitive prices. Also, our reputation with our customers and stockholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of conflict minerals used in our products through the procedures we may implement. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations. In addition, our customers may require us to report to them on our conflict minerals compliance, and if we do not perform this function to a customer’s satisfaction, they may cease to do business with us.

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

Dated: August 8, 2014
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