Form 10-Q
period 2014-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2014-11-07
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 31, 2014, 18,652,605 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,425	$18,603
Short-term investments	29,201	28,076
Accounts receivable, net	10,654	11,566
Inventories, net	8,905	10,630
Deferred tax asset	3,411	6,036
Prepaid expense and other current assets	1,604	1,745
Total current assets	87,200	76,656

Long-term investments	10,589	10,453
Property and equipment, net	14,529	13,258
Other assets	165	198
Total assets	$112,483	$100,565

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,345	$11,657
Accrued expenses	8,240	7,134
Total current liabilities	17,585	18,791

Other long-term liabilities	620	600
Total liabilities	18,205	19,391

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
18,649,105 and 18,408,261 shares issued and outstanding at
September 30, 2014 and December 31, 2013.	18	18
Additional paid-in-capital	117,760	117,369
Accumulated deficit	(25,526)	(38,625)
Accumulated other comprehensive income	2,026	2,412
Stockholders' equity	94,278	81,174
Total liabilities and stockholders' equity	$112,483	$100,565

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$18,096	$23,074	$67,177	$54,266
Cost of revenues	10,957	14,218	40,429	33,722
Gross profit	7,139	8,856	26,748	20,544
Operating expenses:
Research and development	1,068	1,024	3,243	2,696
Selling, marketing and administrative	1,924	2,174	6,321	5,978
Total operating expenses	2,992	3,198	9,564	8,674
Income from operations	4,147	5,658	17,184	11,870
Interest and other income, net	226	173	559	469
Net income before income tax	4,373	5,831	17,743	12,339
Income tax	(70)	(210)	(4,643)	(586)
Net income	$4,303	$5,621	$13,100	$11,753

Cumulative translation adjustments	(319)	183	(380)	(97)
Unrealized (loss) gain on investments	(2)	3	(6)	2
Comprehensive income	$3,982	$5,807	$12,714	$11,658

Net income per share:
Basic	$0.23	$0.31	$0.71	$0.67
Diluted	$0.23	$0.30	$0.69	$0.65
Shares used in computing net income per share:
Basic	18,629	18,056	18,529	17,584
Diluted	19,103	18,754	19,036	18,107

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net Income	$13,100	$11,753
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,140	1,513
Loss (Gain) on disposal of property and equipment	3	(5)
Amortization of stock-based compensation	1,683	1,254
Provision for inventory	(115)	(222)
Deferred tax assets	2,625	-
Changes in assets and liabilities:
Accounts receivable	912	(4,318)
Inventories	1,840	(3,081)
Prepaid expenses and other assets	141	(956)
Other assets	32	53
Accounts payable	(2,312)	5,651
Accrued expenses	1,106	1,923
Other long-term liabilities	20	(12)
Net cash provided by operating activities	21,175	13,553

Cash flows from investing activities:
Purchase of short-term investments	(25,620)	(16,028)
Proceeds from sales and maturities of short-term investments	24,489	14,075
Purchase of long-term investments	(136)	(134)
Purchase of property and equipment	(3,615)	(4,025)
Net cash used in investing activities	(4,882)	(6,112)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	340	235
Proceeds from the exercise of stock options	580	5,131
Tax payments related to net share settlements of RSUs	(2,211)	(1,326)
Repurchase of common stock	-	(873)
Net cash (used in) provided by financing activities	(1,291)	3,167

Effect of exchange rate changes on cash and cash equivalents	(180)	(164)
Net increase in cash and cash equivalents	14,822	10,444
Cash and cash equivalents at beginning of period	18,603	4,793
Cash and cash equivalents at end of period	$33,425	$15,237

Supplemental disclosure of cash flow information:
Cash paid for income tax	$(922)	$(340)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the nine months ended September 30, 2014 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

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

Reclassifications

Certain prior year items have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts, corporate bonds and certificates of deposit.

Short-Term and Long-Term Investments

The Company generally invests its excess cash in certificates of deposit, corporate bonds. Such investments are made in accordance with the Company’s investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Concentrations of Risk

Connectivity products contributed 77.1% and 76.2% of the Company’s revenues for the three months ended September 30, 2014 and 2013, respectively. The Company’s optical passive products contributed 22.9% and 23.8% of the Company’s revenues for the three months ended September 30, 2014 and 2013, respectively.

Connectivity products contributed 74.6% and 75.5% of the Company’s revenues for the nine months ended September 30, 2014 and 2013, respectively. The Company’s optical passive products contributed 25.4% and 24.5% of the Company’s revenues for the nine months ended September 30, 2014 and 2013, respectively.

In the three months ended September 30, 2014 and 2013, the Company’s 10 largest customers comprised 71.2% and 79.1% of the Company’s revenues, respectively. For the three months ended September 30, 2014, one customer accounted for 35.5% of the Company’s revenues. Amounts due from this customer was $2.7 million at September 30, 2014. For the three months ended September 30, 2013, two customers accounted for 40.1% and 11.2% of the Company’s revenues, respectively.

In the nine months ended September 30, 2014 and 2013, the Company’s 10 largest customers comprised 76.2% and 74.5% of the Company’s revenues, respectively. For the nine months ended September 30, 2014, two customers accounted for 40.5% and 10.0% of the Company’s revenues, respectively. For the nine months ended September 30, 2013, two customers accounted for 32.4% and 10.4% of the Company’s revenues, respectively.

2. Recent Accounting Pronouncements and Accounting Changes

In August 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in certain circumstances. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard.

In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years. Options are exercisable for not more than ten years.

The following information relates to stock option activity for the nine months ended September 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2013	565,640	$5.28
Granted	274,400	12.50
Exercised	(124,640)	4.65
Forfeited	(90,000)	-
Outstanding at September 30, 2014	625,400	$8.69	8.39 Years	$2,359,538
Vested and expected to vest at September 30, 2014	588,281	$8.63	8.35 Years	$2,251,683
Exercisable at September 30, 2014	118,661	$4.81	5.94 Years	$903,966

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes were based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $0.3 million and $1.3 million for the three and nine months ended September 30, 2014, respectively. The total intrinsic value of options exercised was $9.5 million and $12.3 million for the three and nine months ended September 30, 2013, respectively.

No options were granted during the three months ended September 30, 2014. Options to purchase 274,400 shares of common stock were granted during the nine months ended September 30, 2014. As of September 30, 2014, there was $3.6 million of unrecognized compensation cost related to share-based compensation arrangements granted under the Plan. The compensation cost is expected to be realized over four years.

Cash received from option exercises during the nine months ended September 30, 2014 and 2013 were $0.6 million and $5.1 million, respectively, and are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the nine months ended September 30, 2014, a total of 21,579 shares were issued under the Company’s ESPP and cash received from purchases of common stock was $0.3 million. Compensation expense recorded in the quarter ended September 30, 2014 related to the ESPP was approximately $0.06 million. As of September 30, 2014, there was $0.02 million of unrecognized compensation cost related to the ESPP which is expected to be realized over the next month.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Included in cost of revenue	$87	$116	$379	$215
Included in operating expenses:
Research and development	44	71	191	149
Selling, marketing and administrative	305	376	1,113	890
Total	349	447	1,304	1,039
Total stock-based compensation expense	$436	$563	$1,683	$1,254

4. Inventories, net (in thousands)

	September 30,	December 31,
	2014	2013
Inventories:
Finished goods	$2,206	$2,455
Work-in-process	2,929	4,134
Raw materials	3,770	4,041
	$8,905	$10,630

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$4,303	$5,621	$13,100	$11,753
Denominator:
Shares used in computing net income per share:
Basic	18,629	18,056	18,529	17,584
Diluted	19,103	18,754	19,036	18,107
Net income per share:
Basic	$0.23	$0.31	$0.71	$0.67
Diluted	$0.23	$0.30	$0.69	$0.65

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

The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets. The Company’s effective tax rate was 26.2% and 4.8% for the nine months ended September 30, 2014 and 2013, respectively. The Company's effective tax rate for the September 30, 2014 and 2013 period differs from its expected federal statutory rate primarily as a result of state taxes, foreign tax rate differences, permanent items and the change in valuation allowance.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company increased its deferred tax asset by $0.2 million and reduced its deferred tax asset by $2.6 million for the three and nine months ended September 30, 2014, respectively, as a result of net operating losses utilized against current taxable income.

8. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of September 30, 2014, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.09 million and $0.06 million for warranty reserves at each of September 30, 2014 and 2013, respectively.

Operating Leases

The Company leases office space under long-term operating leases expiring at various dates through 2018.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2014 (remainning three months of the year)	$140
2015	317
2016	68
2017	3
2018 and after	1
Total	$529

9. Related Party Transactions

As of September 30, 2014, based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 17.2% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

Sales of products to Hon Hai were zero and $0.03 million for the nine months ended September 30, 2014. Purchases of raw materials from Hon Hai were $1.4 million for the nine months ended September 30, 2014. Amounts due from Hon Hai were $0.01 million for the nine months ended at September 30, 2014. Amounts due to Hon Hai were $0.4 million for the nine months ended at September 30, 2014.

There were no sales of products to Hon Hai in either of the nine months ended September 30, 2013. Purchases of raw materials from Hon Hai were $1.2 million for the nine months ended September 30, 2013. No amounts were due from Hon Hai at September 30, 2013. Amounts due to Hon Hai were $0.4 million at September 30, 2013.

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

In accordance with the U.S. GAAP Codification Topic 820, the following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$3,931	$3,931	$-	$-
Marketable Securities:
Time deposits	19,046	19,046	-	-
Corporate bonds	10,155	-	10,155	-
Long-term investments:
Time deposits	10,589	10,589	-	-
Total	$43,721	$33,566	$10,155	$-

As of September 30, 2014, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments comprise certificates of deposit with original maturities of 365 days or more from the date of purchase.

11. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
North America	$11,594	$13,085	$40,202	$32,260
Europe	2,596	4,379	14,754	10,519
Asia	3,906	5,610	12,221	11,487
	$18,096	$23,074	$67,177	$54,266

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Connectivity Products	$13,943	$17,572	$50,143	$40,990
Optical Passive Products	4,153	5,502	17,034	13,276
	$18,096	$23,074	$67,177	$54,266

	September 30,	December 31,
	2014	2013
Property and Equipment
United States	$166	$40
Taiwan	9,113	7,148
China	5,250	6,070
	$14,529	$13,258

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, our intent and ability to pay dividends in the future and the amount of any such dividends, if any, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, pricing pressures from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of raw materials or components, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our connectivity products contributed revenues of $13.9 million, or 77.1%, and $17.6 million, or 76.2%, for the three months ended September 30, 2014 and 2013, respectively. Our optical passive products contributed revenues of $4.2 million, or 22.9%, and $5.5 million, or 23.8%, for the three months ended September 30, 2014 and 2013, respectively.

Our connectivity products contributed revenues of $50.1 million, or 74.5%, and $41.0 million, or 75.5%, for the nine months ended September 30, 2014 and 2013, respectively. Our optical passive products contributed revenues of $17.0 million, or 25.4%, and $13.3 million, or 24.5%, for the nine months ended September 30, 2014 and 2013, respectively.

In the three months ended September 30, 2014 and 2013, our 10 largest customers comprised 71.2% and 79.1% of our revenues, respectively. For the three months ended September 30, 2014, one customer accounted for 35.5% of our total revenues. For the three months ended September 30, 2013, two customers accounted for 40.1% and 11.2% of our total revenues.

In the nine months ended September 30, 2014 and 2013, our 10 largest customers comprised 76.2% and 74.5% of our revenues, respectively. For the nine months ended September 30, 2014, two customers accounted for 40.5% and 10.0% of our total revenues. For the nine months ended September 30, 2013, two customers accounted for 32.4% and 10.4% of our total revenues.

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

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.6	61.6	60.2	62.1
Gross profit	39.4	38.4	39.8	37.9
Operating expenses:
Research and development	5.9	4.5	4.8	5.0
Selling, marketing and administrative	10.6	9.4	9.4	11.0
Total operating expenses	16.5	13.9	14.2	16.0
Income from operations	22.9	24.5	25.6	21.9
Interest and other income, net	1.3	0.8	0.8	0.9
Net income before tax	24.2	25.3	26.4	22.8
Income tax	(0.4)	(0.9)	(6.9)	(1.1)
Net income	23.8%	24.4%	19.5%	21.7%

Revenues. Revenues were $18.1 million and $23.1 million for the three months ended September 30, 2014 and 2013, respectively. Revenues decreased 21.6% in the three months ended September 30, 2014 from the same period in 2013. The decrease was mainly due to decreased volume shipments of products to a few leading customers in datacom and telecom market applications. Revenues were $67.2 million and $54.3 million for the nine months ended September 30, 2014 and 2013, respectively. Revenues increased 23.8% in the nine months ended September 30, 2014 from the same period in 2013. The increase was mainly due to increased volume shipments of products into telecom and datacom market applications.

Cost of Revenues. Cost of revenues was $11.0 million and $14.2 million for the three months ended September 30, 2014 and 2013, respectively. Cost of revenues as a percentage of revenues decreased to 60.6% for the three months ended September 30, 2014 from 61.6% for the three months ended September 30, 2013. Cost of revenues was $40.4 million and $33.7 million for the nine months ended September 30, 2014 and 2013, respectively. Cost of revenues as a percentage of revenues decreased to 60.2% for the nine months ended September 30, 2014 from 62.1% for the nine months ended September 30, 2013. The lower cost of revenues percentage for the three and nine months ended September 30, 2014 resulted from favorable product mixes and increased factory utilization due to higher product sales in the nine months ended September 30, 2014.

Gross Profit. Gross profit decreased to $7.1 million, or 39.5% of revenues, for the three months ended September 30, 2014 from $8.9 million, or 38.4% of revenues, for the same period in 2013. Gross profit increased to $26.7 million, or 39.8% of revenues, for the nine months ended September 30, 2014 from $20.5 million, or 37.9% of revenues, for the same period in 2013. For the three months ended September 30, 2014, the lower gross profit was due to decreased revenues. For the nine months ended September 30, 2014, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers.

Research and Development Expenses. Research and development expenses were $1.1 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. Research and development expenses increased to $3.2 million for the nine months ended September 30, 2014 from $2.7 million for the same period in 2013. The higher research and development expenses were due to higher capital investments for new product development, higher costs associated with testing our products and higher stock based compensation charges.

As a percentage of revenues, research and development expenses increased to 5.9% in the three months ended September 30, 2014 from 4.5% for the same period in 2013. The higher research and development expenses as a percentage of revenues were mainly due to decreased revenue levels. As a percentage of revenues, research and development expenses decreased to 4.8% in the nine months ended September 30, 2014 from 5.0% for the same period in 2013. The lower research and development expenses as a percentage of revenues were mainly due to increased revenue levels. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses decreased to $1.9 million for the three months ended September 30, 2014 compared to $2.2 million for the three months ended September 30, 2013. The lower expenses were due to lower outside sales commission charges as the result of lower revenue for the three months ended September 30, 2014. Sales, marketing and administrative expenses increased to $6.3 million for the nine months ended September 30, 2014 from $6.0 million for the same period in 2013. The higher expenses were due to higher stock based compensation charges and cost associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

As a percentage of revenues, sales, marketing and administrative expenses increased to 10.6% in the three months ended September 30, 2014 from 9.4% for the same period in 2013. The higher expenses as a percentage of revenues were mainly due to decreased revenue levels. As a percentage of revenues, sales and marketing expenses decreased to 9.4% in the nine months ended September 30, 2014 from 11.0% for the same period in 2013. The lower expenses as a percentage of revenues were mainly due to increased revenue levels for the nine months ended September 30, 2014. We expect sales, marketing and administrative expenses will remain relatively flat in the next quarter.

Stock-Based Compensation. Total stock-based compensation decreased to $0.4 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013. The decreased was due to fully amortized stock options and RSUs. Total stock-based compensation increased to $1.7 million for the nine months ended September 30, 2014 from $1.3 million for the same period in 2013. This increase was due to RSUs granted in 2013 and stock options granted in 2013 and 2014.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million for each of the three months ended September 30, 2014 and 2013. Interest and other income, net, was $0.6 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013. The decrease was due to a deferred tax assets benefit adjustment. Income tax expense was $4.6 million and $0.6 million for the nine months ended September 30, 2014 and 2013. The increase was due to the reduction of our deferred tax assets as a result of utilization of net operating losses.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $33.4 million and short-term investments of $29.2 million. Long-term investments at September 30, 2014 were $10.6 million.

Net cash provided by operating activities was $21.2 million for the nine months ended September 30, 2014. Net cash provided by operating activities was primarily due to net income of $13.1 million, a decrease in deferred tax assets of $2.6 million, a decrease in inventory of $1.7 million, an increase in accrued expenses of $1.1 million, a decreased in accounts receivable of $0.9 million, and contribution from adjustment for non-cash charges, including depreciation and amortization and stock based compensation of $3.8 million. These were offset by a $2.3 million decrease in accounts payable.

Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 2013. Net cash provided by operating activities was primarily due to net income of $11.8 million, an increase in accounts payable of $5.7 million, an increase in accrued expenses of $1.9 million, and contribution from adjustment for non-cash charges, including depreciation and amortization and stock based compensation of $2.8 million. These were offset by a $4.3 million increase in accounts receivable, a $3.3 million increase in inventory, a $1.0 million increase in prepaid expenses.

Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2014. This resulted primarily from $3.6 million of equipment purchases and $1.1 million in net purchases of short-term investments.

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2013. This resulted from $4.0 million of equipment purchases and $2.1 million in net purchases of short-term investments.

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2014. Net cash used in financing activities was primarily due to $2.2 million used to pay tax withholdings related to net share settlements of RSUs, which offset proceeds of $0.6 million from the exercise of options to purchase shares of our common stock and $0.3 million from the sale of our common stock through our ESPP.

Net cash provided by financing activities was $3.2 million for the nine months ended September 30, 2013. Net cash provided by financing activities was primarily due to proceeds of $5.4 million from the exercise of options to purchase our common stock and the sale of our common stock through our ESPP, which was offset by $1.3 million used to pay tax withholdings related to net share settlements of RSUs and $0.9 million used to repurchase common stock pursuant to our stock repurchase program.

On October 29, 2014, we announced a program to repurchase up to $15 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of November 6, 2014, approximately $13 million is remaining under this repurchase program. The duration of the repurchase program is open-ended.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2014.

Contractual Obligations

The lease on our corporate headquarters in Sunnyvale, California, had a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of 39,201 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2014 to December 2016. In December 2000, we purchased 10,623 square feet of space immediately adjacent to our leased facility for $0.8 million, In November 2013, we purchased 6,960 square feet of space we previous leased for $1.6 million. In April 2014, we also purchased 10,633 square feet of space we previously leased for $1.6 million, bringing the total square footage to 62,622 square feet.

We lease a 132,993 square foot facility in Shenzhen, China, which lease expired in October 2014. Currently, we are negotiating a new lease, including for more square footage, and we expect to sign the new lease in November 2014.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of September 30, 2014, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10% against the dollar, our net asset balance would decrease by approximately $2.2 million as of this date.

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

We had net income of $4.3 million in the quarter ended September 30, 2014. Although we generated a profit in the quarter, we may not be able to sustain profitability and our cash flows may be negative again in the future. As of September 30, 2014, we had an accumulated deficit of $25.5 million.

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

Sales of our connectivity products accounted for 77.1% and 76.2% of our revenues in the quarter ended September 30, 2014 and 2013, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have and expect to continue to experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

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

In the quarters ended September 30, 2014 and 2013, our 10 largest customers comprised 71.2% and 79.1% of our revenues, respectively. In the nine months ended September 30, 2014 and 2013, our 10 largest customers comprised 76.2% and 74.5% of our revenues, respectively. One customer accounted for 35.5% of our revenues for the three months ended September 30, 2014. Two customers accounted for 40.5% and 10.0% of our revenues for the nine months ended September 30, 2014.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. For example, a significant customer ordered fewer products in the second quarter of 2014 than we expected, and several customers, including a significant customer, ordered fewer products in the third quarter of 2014 than we expected. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from one or more of our significant customers would likely harm our financial condition and results of operations.

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

As of September 30, 2014 we had 36 full-time employees in Sunnyvale, California, 341 full-time employees in Taiwan, and 1011 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.1 million and $3.2 million for the three and nine months ended September 30, 2014, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods.

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

The optical networking component industry often experiences declining average selling prices and declines in average selling prices of products could cause our gross margins to decline.

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

Dated: November 7, 2014

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