Form 10-K
period 2014-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2015-03-13
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]        No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on The Nasdaq Global Market on June 30, 2014) was approximately $336,565,971.

As of March 3, 2015 there were 17,817,734 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2015 Annual Meeting of Stockholders to be held on May 20, 2015.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

2014 FORM 10-K

i

PART I

Item 1. Business

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, our intent and ability to pay dividends in the future and the amount of future dividends, if any, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, risks associated with our international operations, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions related to our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, data center and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, pricing pressure from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Market Conditions

In periods prior to 2004, communication equipment manufacturers purchased optical transport systems and related devices in anticipation of an extremely rapid increase in demand for bandwidth. While demand for bandwidth continued to increase, this demand had grown at a far slower pace than previously anticipated. As a result, communication equipment manufacturers ended up with excess inventories of optical systems and devices that continue to create a barrier to new sales opportunities for much of the following several years.

This situation has created challenges for suppliers in the optical communication industry. Due to decreased unit shipments as a result of overcapacity in the industry and the resulting competition for fewer sales opportunities, average selling prices have declined as companies compete for significantly smaller market opportunities.

Over the past five years, the optical components industry has experienced a slight increase and resumption in business levels. Recent orders for our products have been utilized both for upgrades of existing networks and new network builds. In addition, certain large telecommunications service providers have recently begun to deploy new broadband access networks based on fiber optic technologies for residential users. These fiber-to-the-home networks, or FTTH, are expected to significantly increase the capacity and expand the types of services that can be utilized by residential users. It remains difficult, however, to predict the timing or extent of a full industry recovery and the potential impact to our business from this or any other deployment initiatives.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2014, we had 69 United States patents issued or assigned to us and had 18 United States patent applications pending. Our 69 U.S. patents expire between March 2015 and December 2031. We also have 13 foreign patents issued, and 1 foreign patent application pending. Our foreign patents issued will expire between August 2015 and April 2030. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2014, we were not aware of infringement claims or litigation pending against us.

Customers

We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2014, we sold our products to more than 200 customers. One customer accounted for 39.6% and 35.3%, and another customer accounted for 10.0%, of our revenues in the year ended December 31, 2014, 2013 and 2012, respectively. The following is a summary of our revenues by geographic segment (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues
North America	$52,101	$42,815	$27,299
Europe	18,102	15,604	8,933
Asia	15,784	17,651	10,379
	$85,987	$76,070	$46,611

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

Our principal competitors in the components market include JDS Uniphase Corp., Oclaro Inc., Oplink Communications, Inc., which was acquired by Koch Industries, Senko Advanced Components and TE Connectivity. We estimate that we had over 20 competitors in the components market as of December 31, 2014. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

As of December 31, 2014, we had a total of 76 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing, and software experience in optical components, interfaces and systems.

Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $4.3 million, $3.7 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

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

Employees

As of December 31, 2014, we had 1,397 full-time employees, including 34 located in the United States, 345 in Taiwan and 1,018 in China. Of our full-time employees, 76 are engaged in research and development, 1,220 are engaged in manufacturing production, 16 are engaged in sales, marketing, application support and customer service, and 85 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors

We have a history of losses and may experience future losses.

From inception through December 31, 2014, we had an accumulated deficit of $26.8 million.

We continue to experience fluctuating demand for our products. If demand for our products declines, we may not be able to decrease our expenses on a timely basis or at levels that offset any such decreases. If demand for our products continues to increase in the future, we may incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding our direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels, and our failure to do so may result in additional losses.

We depend on a small number of customers for a significant portion of our revenues, and one customer for approximately 40% of our revenues in 2014 and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the years ended December 31, 2014. 2013 and 2012, our 10 largest customers comprised 74.3%, 75.6% and 64.0% of our revenues, respectively. One customer accounted for 39.6% and 35.3%, and another customer accounted for 10.0%, of our revenues for the year ended December 31, 2014, 2013 and 2012, respectively.

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

Sales of our connectivity products accounted for 75.3%, 75.8% and 70.0% of our revenues in the years ended December 31, 2014, 2013 and 2012, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

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

Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

●	customer unwillingness to implement our products;
●	any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;
●	the success of our customers;
●	excess inventory in the telecommunications industry;
●	new product introductions by our competitors;
●	any failure of our products to perform as expected; or
●	any difficulty we may incur in meeting customers’ delivery requirements or product specifications.

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

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Oclaro Inc., JDS Uniphase Corp., Oplink Communications Inc., which was acquired by Koch Industries, Senko Advanced Components and TE Connectivity. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

As of December 31, 2014, we had 34 full-time employees in Sunnyvale, California, 345 full-time employees in Taiwan, and 1,018 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

●	improve existing and implement new operational, financial and management controls, reporting systems and procedures;
●	hire, train, motivate and manage additional qualified personnel, especially if we experience a significant increase in demand for our products;
●	effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and
●	effectively manage relationships with our customers, suppliers, representatives and other third parties.

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $4.3 million, $3.7 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

Our products are designed for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

●	loss of customers;
●	damage to our reputation;
●	failure to attract new customers or achieve market acceptance;
●	diversion of development and engineering resources; and
●	legal actions by our customers.

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

The market for fiber optic components is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks, especially in the metropolitan, last mile, enterprise access, and datacenter segments of the networks, is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, such as optical networks. Our success in generating revenues in this market will depend on:

●	the education of potential end-user customers and network service providers about the benefits of optical networks; and
●	the continued growth of the metropolitan, last mile, and enterprise access segments of the communications network.

If we fail to address changing market conditions, sales of our products may decline, which would adversely impact our revenues.

Disclosure requirements relating to “conflict minerals” could increase our costs and limit the supply of certain metals that may be used in our products and affect our reputation with customers and stockholders.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Securities and Exchange Commission promulgated final rules regarding annual disclosures by public companies of their use of certain minerals and metals, known as “conflict minerals,” which are mined from the Democratic Republic of the Congo (DRC), and adjoining countries, and their efforts to prevent the sourcing of such conflict minerals from these countries. These rules require us to engage in due diligence efforts to ascertain and disclose the origin of some of the raw materials used in the production process. Annual disclosures are required no later than May 31 of each year. We have and will continue to incur costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals, if any, used in our products and other potential changes to our products, processes, or sources of supply as a consequence of such due diligence activities. The rules and our compliance procedures could adversely affect the supply and pricing of materials used in our products. Not all suppliers offer “conflict free” conflict minerals, so we cannot be certain that we will be able to obtain sufficient quantities of conflict minerals from such suppliers or at competitive prices. Also, our reputation with our customers and stockholders could be damaged if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins of conflict minerals used in our products through the procedures we may implement. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations. In addition, our customers may require us to report to them on our conflict minerals compliance, and if we do not perform this function to a customer’s satisfaction, they may cease to do business with us.

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

We have significant manufacturing operations in China, which exposes us to risks inherent in doing business in China.

A significant portion of our manufacturing is conducted at our facilities in Shenzhen, China, and we also conduct research and development-related activities in Shenzhen. Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. We will need to continue to hire appropriate personnel, obtain and retain required legal authorization to hire such personnel, and expend time and financial resources to hire and train such personnel. In addition, we believe that salary inflation rates for the skilled personnel we hire and seek to retain in China are likely to be higher than inflation rates elsewhere.

Operating in China subjects us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.

We intend to continue to export the products manufactured at our facilities in China. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new taxation or export fees in China, our business and results of operations could be materially adversely affected.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.

Because of our worldwide operations, we are subject to risks associated with compliance with applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining or keeping business, securing an advantage, or directing business to another, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or similar laws, governmental authorities in the United States and elsewhere could seek to impose civil and criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In the United States, we lease a total of approximately 18,088 square feet of administrative, sales, marketing, product development and manufacturing space in one building located in Sunnyvale, California pursuant to a lease that expires in January 2016.

In Taiwan, we lease a total of 34,406 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from June 2015 to January 2017. We also own 10,623 square feet of space immediately adjacent to our leased facility. In December 2013, we purchased 6,960 square feet of space we previous leased for $1.6 million. In April 2014, we also purchased 10,633 square feet of space we previously leased for $1.6 million, bringing the total square footage to 62,622 square feet.

In China, we renewed the lease for our 132,993 square foot facility in Shenzhen, China, which will expire in October 2019. In December 2014, we entered into two leases for our two new manufacturing facilities next to our facility in Shenzhen, China. Each facility has 55,285 square feet and both leases expire in December 2019. We lease 243,563 total square feet in the three facilities in Shenzhen.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers as of December 31, 2014 were as follows:

Peter C. Chang, 57, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

David A. Hubbard, 55, has served as our Executive Vice President, Sales and Marketing since January 2011. Prior to that, Mr. Hubbard served as Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995, Mr. Hubbard held several product line and business management positions at Tyco Electronics/ AMP inc. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

Anita K. Ho, 68, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001, is traded on The Nasdaq Global Market under the ticker symbol “AFOP”. The following table summarizes the high and low average closing prices for our common stock for the periods indicated as reported on The Nasdaq Global Market:

	High	Low
2014
First Quarter	$14.37	$13.61
Second Quarter	$19.36	$18.37
Third Quarter	$15.22	$14.60
Fourth Quarter	$13.29	$12.73

2013
First Quarter	$6.03	$5.87
Second Quarter	$9.57	$9.13
Third Quarter	$16.13	$15.04
Fourth Quarter	$17.29	$16.31

As of March 3, 2015, our common stock was held by 31 stockholders of record (not including beneficial holders of common stock held in street name).

Dividends

We declared a cash dividend of $0.15 per share in November 2014, which was paid in December 2014. We also declared a cash dividend of $0.15 per share in November 2013, which was paid in December 2013. Our board of directors intends to pay an annual cash dividend, the amount of which will be determined by the board of directors from time to time. The intention of the board to declare an annual cash dividend is dependent upon a variety of factors related to our business and applicable law, among others, and we cannot assure you that we will pay dividends in the future. There are currently no contractual restrictions on our ability to pay dividends.

Stock Repurchase Program

On October 29, 2014, we announced a program to repurchase up to $15.0 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of December 31, 2014, approximately $5.31 million was remaining to purchase shares of our common stock under the repurchase program. The duration of the repurchase program is open-ended.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
October 29 - October 31, 2014	129,165	$11.9506	129,165	$13,453,820
November 1 - November 30, 2014	496,752	$13.4130	496,752	$6,780,968
December 1 - December 31, 2014	114,273	$12.8701	114,273	$5,307,979
Total	740,190	$13.0740	740,190	$5,307,979
____________________

* Represents dollar amount

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data” of this report. The selected consolidated balance sheet data at December 31, 2014 and 2013 and the selected consolidated statements of operations data for each of the years ended December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2012, 2011 and 2010 and the selected consolidated statements of operations data for each year ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$85,987	$76,070	$46,611	$42,020	$45,406
Cost of revenues	51,770	46,952	30,617	28,578	29,872
Research and development	4,340	3,702	3,298	3,181	3,218
Selling, marketing and administrative	8,274	8,315	6,967	6,447	6,217
Operating income	21,603	17,101	5,729	3,814	6,099
Interest and other income, net	769	708	727	553	468
Income before taxes	22,372	17,809	6,456	4,367	6,567
Benefit (provision) for income taxes	(7,864)	999	3,185	64	(555)
Net income	14,508	18,808	9,641	4,431	6,012

Net income per share (1):
Basic	$0.78	$1.06	$0.55	$0.25	$0.35
Diluted	0.77	1.02	0.54	0.25	0.35

Shares used in computing net income per share (1):
Basic	18,488	17,785	17,596	17,734	17,160
Diluted	18,935	18,481	17,861	18,218	17,518

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$65,215	$57,132	$43,549	$49,685	$45,360
Total assets	105,173	100,565	71,353	71,673	68,449
Long-term liabilities	978	600	616	691	776
Total stockholders' equity	86,260	81,174	60,031	63,614	58,004
____________________

(1) The per share information, including the number of shares used in basic and diluted net income per share, has been adjusted to reflect a one-for-five reverse stock split on August 27, 2010 and a two-for-one stock split on August 30, 2013.

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

Stock-based Compensation Expense

We measure and recognize compensation expense for stock options, RSUs and shares purchased pursuant to our Employee Stock Purchase Plan (ESPP) based on their estimated fair value and recognize the costs in the financial statements under Accounting Standards Codification (“ASC”) 718. The fair value of RSUs is equal to the market value of our common stock on the date the award is granted. We estimate the fair value of stock options and ESPP shares using the Black-Scholes valuation model. We expense the estimated fair value to earnings on a straight-line basis.

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

Valuation of Long-Lived Assets

We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the year ended December 31, 2014, 2013 or 2012.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of December 31, 2013, a reduction in valuation allowance in the amount of $8.2 million was recorded. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced. As of December 31, 2014, we did not have a valuation allowance.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2014, 2013 and 2012, the total amount of unrecognized tax benefits were $1.1 million, $0.7 million and $0 respectively.

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. We have elected the “with-and-without approach excluding indirect tax effects” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately $3.4 million related to U.S. federal and state income taxes and foreign withholding taxes on approximately $13.7 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

We market and sell our products predominantly through our direct sales force. From our inception through December 31, 2014, we derived the majority of our revenues from our connectivity product line. Our optical passive products contributed as a percentage of revenues 24.7%, 24.2% and 30.0% for the years ended December 31, 2014, 2013 and 2012, respectively. Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

●	changes in manufacturing volume;
●	costs incurred in establishing additional manufacturing lines and facilities;
●	inventory write-downs and impairment charges related to manufacturing assets;
●	mix of products sold;
●	changes in our pricing and pricing by our competitors;
●	mix of sales channels through which our products are sold; and
●	mix of domestic and international sales.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2015.

Sales, marketing, and administrative expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. It also consists of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We intend to continue to invest amounts similar to our spending levels in 2014 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect administrative expenses will increase in absolute dollars to support our revenue growth, higher insurance premiums, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

We cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing and maintaining successful relationships with a variety of key customers.

We own all of the outstanding common stock of Alliance Fiber Optic Products, Ltd (formally named Transian Technology Ltd. Co.), a Taiwan corporation. This wholly owned subsidiary is engaged in design and manufacturing of our products.

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

	Years Ended December 31,
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%

Cost of revenues:	60.2	61.7	65.7
Gross profit	39.8	38.3	34.3

Operating expenses:
Research and development	5.1	4.9	7.1
Selling, marketing and administrative	9.6	10.9	14.9
Total operating expenses	14.7	15.8	22.0

Income from operations	25.1	22.5	12.3
Interest and other income, net	0.9	0.9	1.6
Income before benefit for income taxes	26.0	23.4	13.9
Benefit (provision) for income taxes	(9.1)	1.3	6.8
Net income	16.9%	24.7%	20.7%

Comparison of Fiscal Year 2014, 2013 and 2012

Revenues. Revenues were $86.0 million, $76.1 million and $46.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Connectivity products revenues were $64.8 million, $57.7 million and $32.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Optical passive products revenues were $21.2 million, $18.4 million and $14.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues increased in 2014 and 2013 mainly due to increased orders for our products by our customers which resulted in higher volume shipments.

Cost of Revenues. Cost of revenues were $51.8 million, $47.0 million and $30.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cost of revenues as a percentage of net revenues were 60.2%, 61.7% and 65.7% for the years ended December 31, 2014, 2013 and 2012, respectively. The higher cost of revenues in 2014 and 2013 were due to higher order levels. The lower cost of revenues as a percentage of net revenues in 2014 and 2013 resulted from increased factory utilization due to higher production levels.

Gross Profit. Gross profit was $34.2 million, $29.1 million and $16.0 million for the year ended December 31, 2014, 2013 and 2012, respectively. Gross profit as a percentage of net revenues was 39.8%, 38.3% and 34.3% for the years ended December 31, 2014, 2013 and 2012, respectively. The utilization of our factories was higher due to the increased volume shipments of our products, which contributed to higher gross margins and higher gross profit as a percentage of net revenues. However, our average selling prices are declining, which we believe may negatively impact our gross profit and may offset any benefits from improved absorption.

Research and Development Expenses. Research and development expenses were $4.3 million, $3.7 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. As a percentage of revenues, research and development expenses were 5.1%, 4.9% and 7.1% for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in dollars each year was mainly due to higher headcount and equipment expenses. The increase in 2014 from 2013 as a percentage of revenues was due to higher equipment expenses. The decrease in 2013 from 2012 as a percentage of revenues was due to higher revenues. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses were $8.3 million for each of the years ended December 31, 2014 and 2013 and $7.0 million for the year ended December 31, 2012. As a percentage of revenues, sales, marketing and administrative expenses were 9.6%, 10.9% and 14.9% for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease as a percentage of revenues in 2014 and 2013 over the previous year was due to increased revenues. We intend to continue to invest amounts similar to our spending levels in 2014 in our sales, marketing, and administrative efforts, both domestically and internationally, as we work to increase market awareness and to generate additional sales of our products.

Stock-Based Compensation. Total stock-based compensation was $2.2 million, $1.9 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase each year was due to restricted stock units granted in 2011 and 2013 and stock options granted in 2013 and 2014, and resulted in higher stock-based compensation expense.

Interest and Other Income, Net. Interest and other income, net, was $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts consisted primarily of interest income, which fluctuated based on cash balances and changes in interest rates.

Income Taxes. An income tax provision of $7.9 million was recorded for the year ended December 31, 2014 and an income tax benefit of $1.0 million and $3.2 million were recorded for the years ended December 31, 2013 and 2012, respectively. The benefit for the years ended December 31, 2013 and 2012 were as a result of reduction of valuation allowances for deferred tax assets which offset current taxes due.

In prior periods, California tax law suspended the use of net operating losses (NOLs). Beginning in 2012, the moratorium on the utilization of the NOLs was lifted.

As of December 31, 2014, we had approximately $0.9 million and $5.2 million of NOL carryforwards for federal and state tax purposes, respectively, which will expire after 2024 for federal and after 2018 for state purposes, if not utilized.

As of December 31, 2014, we had approximately $1.2 million and $1.0 million of research credit carryforwards for federal and state tax purposes, respectively, which will expire after 2019 for federal tax purposes. The state tax credit can be carried forward indefinitely.

Liquidity and Capital Resources

Comparison of Fiscal Year 2014, 2013 and 2012

Net cash provided by operating activities was $23.1 million in 2014. The increase in our cash provided by operating activities in 2014 was primarily due to net income of $14.5 million, a decrease in deferred tax assets of $ 2.3 million, an increase in accrued expenses of $1.6 million, an decreased in inventory of $1.3 million, and adjustments for non-cash charges, including depreciation of $2.8 million and stock based compensation of $2.2 million. These were offset by a decrease in accounts payable of $2.4 million.

Net cash provided by operating activities was $21.0 million in 2013. The increase in our cash provided by operating activities in 2013 was primarily due to net income of $18.8 million, an increase in accounts payable of $5.1 million, an increase in accrued expenses of $3.0 million, and adjustments for non-cash charges, including depreciation and stock based compensation of $4.1 million. These were offset by an increase in inventory of $3.7 million, an increase in accounts receivable of $3.5 million, an increase in deferred tax assets of $2.3 million, and an increase in prepaid expenses of $0.6 million.

Net cash provided by operating activities was $10.0 million in 2012. The increase in our cash provided by operating activities in 2012 was primarily due to net income of $9.6 million, an increase in accounts payable of $ 2.9 million, and adjustments for non-cash charges, including depreciation of $1.6 million and stock based compensation of $1.1 million. These were offset by an increase in deferred tax assets of $3.7 million, an increase in accounts receivable of $1.4 million, and an increase in prepaid expenses of $0.5 million.

Net cash used in investing activities was $8.0 million, $7.6 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. We spent $4.0 million, $7.8 million and $1.5 million to acquire property and equipment for the years ended December 31, 2014, 2013 and 2012, respectively. The net purchase of short-term and long-term investments were $4.0 million, $0.2 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Net cash used in financing activities was $10.6 million in 2014. Net cash used in financing activities was primarily due to $9.7 million used to repurchase common stock pursuant to our stock repurchase program and $2.7 million used to pay cash dividends, which was offset by $0.6 million from exercise of options to purchase shares of our common stock, $0.7 million from common stock issued through our ESPP and $0.5 million from tax withholdings adjustments related to net share settlements of RSUs.

Net cash generated by financing activities was $0.8 million in 2013. Cash generated by financing activities in 2013 comprised $5.2 million proceeds from the exercise of options to purchase shares of our common stock and $0.5 million from common stock issued through our ESPP, which was offset by $2.8 million used to pay cash dividends, $1.3 million used to pay tax withholdings related to net share settlements of RSUs and $0.9 million used to repurchase common stock pursuant to our stock repurchase program.

Net cash used in financing activities was $15.3 million in 2012. Net cash used in financing activities was primarily due to $11.0 million used to pay cash dividends and $4.8 million used to repurchase common stock pursuant to our stock repurchase program and $0.6 million used to pay tax withholdings related to net share settlements of RSUs, which was offset by $0.9 million from exercise of options to purchase shares of our common stock and $0.4 million from common stock issued through our ESPP.

Our principal source of liquidity as of December 31, 2014 consisted of $22.7 million in cash and cash equivalents, $31.9 million interest bearing marketable securities, and $10.6 in long-term investments. We believe that our current cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to those of the holders of our common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could result in additional dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce our research and development and marketing expenses. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

The lease on our corporate headquarters in Sunnyvale, California, has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of 34,406 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from June 2015 to January 2017.

In China, we renewed the lease for our 132,993 square foot facility in Shenzhen, China, which will expire in October 2019. In December 2014, we entered into two leases for our two new manufacturing facilities next to our facility in Shenzhen, China. Each facility has 55,285 square feet and both leases expire in December 2019.

The following summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
Operating Lease Obligations	2,962	972	1,153	837	-

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of December 31, 2014, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10% against the dollar, our net asset balance would decrease by approximately $2.2 million as of this date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc., as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alliance Fiber Optic Products, Inc.’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Marcum LLP
San Francisco, California
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders
of Alliance Fiber Optic Products, Inc.

We have audited Alliance Fiber Optic Products, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Alliance Fiber Optic Products, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

Marcum llp
San Francisco, California
March 13, 2015

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$22,723	$18,603
Short-term investments	31,857	28,076
Accounts receivable, net	10,806	11,566
Inventories, net	9,305	10,630
Deferred tax asset, net	3,690	6,036
Prepaid expenses and other current assets	2,077	1,745
Total current assets	80,458	76,656

Long-term investments	10,635	10,453
Property and equipment, net	13,868	13,258
Other assets	212	198
Total assets	$105,173	$100,565

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,236	$11,657
Accrued expenses and other current liabilities	8,699	7,134
Total current liabilities	17,935	18,791

Long-term liabilities:	978	600
Total liabilities	18,913	19,391

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.001: 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Common stock, par value $0.001: 100,000,000 shares authorized; 17,942,595 and 18,408,261 shares issued and outstanding at December 31, 2014 and 2013, respectively	18	18
Additional paid-in-capital	111,622	117,369
Accumulated deficit	(26,817)	(38,625)
Accumulated other comprehensive income	1,437	2,412
Total stockholders' equity	86,260	81,174
Total liabilities and stockholders' equity	$105,173	$100,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues	$85,987	$76,070	$46,611
Cost of revenues	51,770	46,952	30,617
Gross profit	34,217	29,118	15,994
Operating expenses:
Research and development	4,340	3,702	3,298
Selling, marketing and administrative	8,274	8,315	6,967
Total operating expenses	12,614	12,017	10,265

Income from operations	21,603	17,101	5,729
Interest and other income, net	769	708	727
Income before benefit (provision) for income taxes	22,372	17,809	6,456
Benefit (provision) for income taxes	(7,864)	999	3,185
Net income	14,508	18,808	9,641

Foreign currency translation adjustments	(961)	(392)	792
Net unrealized gain (loss) on investments available for sale	(15)	10	1
Comprehensive income	$13,532	$18,426	$10,434

Net income per share:
Basic	$0.78	$1.06	$0.55
Diluted	$0.77	$1.02	$0.54
Shares used in computing net income per share:
Basic	18,488	17,785	17,596
Diluted	18,935	18,481	17,861

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$14,508	$18,808	$9,641
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,799	2,175	1,609
Amortization of stock based compensation	2,160	1,917	1,066
Loss on disposal of property and equipment	3	107	13
Provision for (recovery of) inventory valuation	(30)	(84)	88
Deferred tax assets	2,346	(2,334)	(3,702)
Changes in assets and liabilities:
Accounts receivable	760	(3,520)	(1,416)
Inventories	1,355	(3,613)	(258)
Prepaid expenses and other current assets	(332)	(579)	(452)
Other assets	(14)	51	(87)
Accounts payable	(2,421)	5,066	2,944
Accrued expenses and other current liabilities	1,565	3,019	491
Other long-term liabilities	378	(16)	53
Net cash provided by operating activities	23,077	20,997	9,990

Cash flows from investing activities:
Purchase of short-term investments	(35,438)	(21,492)	(32,140)
Proceeds from sales and maturities of short-term investments	31,643	21,908	29,427
Purchase of long-term investments	(182)	(179)	(176)
Purchase of property and equipment	(3,980)	(7,830)	(1,450)
Net cash used in investing activities	(7,957)	(7,593)	(4,339)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	661	521	416
Proceeds from the exercise of stock options	607	5,239	888
Tax payments related to net share settlements of RSUs	501	(1,326)	(647)
Repurchase of common stock	(9,676)	(873)	(4,780)
Payment of dividends	(2,700)	(2,761)	(10,960)
Repayment of bank borrowings	-	-	(230)
Net cash (used in) provided by financing activities	(10,607)	800	(15,313)

Effect of exchange rate changes on cash and cash equivalents	(393)	(394)	635
Net increase in cash and cash equivalents	4,120	13,810	(9,027)
Cash and cash equivalents at beginning of year	18,603	4,793	13,820
Cash and cash equivalents at end of year	$22,723	$18,603	$4,793

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$(4)
Cash paid for income taxes	$(1,092)	$(433)	$(450)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income/(Loss)	Total
Balance at December 31, 2011	17,783	$18	$112,961	$1,987	$(53,353)	$2,001	$63,614
Deferred stock-based compensation	-	-	-	1,066	-	-	1,066
Issuance of stock on exercise of options and RSUs	340	-	888	(647)	-	-	241
Issuance of stock purchased through ESPP	118	-	416	-	-	-	416
Issuance of cash dividends	-	-	-	-	(10,960)	-	(10,960)
Repurchase of common stock	(976)	-	(4,780)	-	-	-	(4,780)
Net income for the year	-	-	-	-	9,641	-	9,641
Other comprehensive gain	-	-	-	-	-	793	793
Balance at December 31, 2012	17,265	18	109,485	2,406	(54,672)	2,794	60,031
Deferred stock-based compensation		-	-	1,917	-	-	1,917
Issuance of stock on exercise of options and RSUs	1,210	-	5,239	(1,326)	-	-	3,913
Issuance of stock purchased through ESPP	92	-	521	-	-	-	521
Issuance of cash dividends	-	-	-	-	(2,761)	-	(2,761)
Repurchase of common stock	(159)	-	(873)	-	-	-	(873)
Net income for the year	-	-	-	-	18,808	-	18,808
Other comprehensive loss	-	-	-	-	-	(382)	(382)
Balance at December 31, 2013	18,408	$18	$114,372	$2,997	$(38,625)	$2,412	$81,174
Deferred stock-based compensation	-	-	-	2,160	-	-	2,160
Issuance of stock on exercise of options and RSUs	224	-	2,491	(1,383)	-	-	1,108
Issuance of stock purchased through ESPP	51	-	661	-	-	-	661
Issuance of cash dividends	-	-	-	-	(2,700)	-	(2,700)
Repurchase of common stock	(740)	-	(9,676)	-	-	-	(9,676)
Net income for the year	-	-	-	-	14,508	-	14,508
Other comprehensive loss	-	-	-	-	-	(975)	(975)
Balance at December 31, 2014	17,943	$18	$107,848	$3,774	$(26,817)	$1,437	$86,260

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

Use of estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates involve those required in the assessment of the allowance for sales returns, doubtful accounts and/or potential excess obsolete inventory, stock-based compensation and valuation of deferred tax assets. Actual results could differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using standard cost, which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. We regularly review our inventories for obsolescence and reserves are established when necessary. Provisions are made for excess and obsolete inventory based on historical usage and management’s estimates of future demand. Inventory reserves, once established, are only reversed upon sale or disposition of related inventory. Inventory reserves were $2.4 million, $2.4 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method using estimated useful lives of 25 years for buildings, two to 10 years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expenses were $2.8 million, $2.2 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Such adjustments, which are recorded against revenue in the period, have generally not been material. The Company accrued $0.08 million, $0.06 million and $0.02 million for warranty reserves as of December 31, 2014, 2013 and 2012, respectively.

Shipping and handling expenses

Shipping and handling expenses are included in cost of revenue.

Research and development expenses

Research and development costs are charged to expense as incurred.

Advertising expenses

Advertising costs are charged to expense as incurred and have not been material in 2014, 2013 and 2012.

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

The Company follows the provisions of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). The total amount of unrecognized tax benefits as of December 31, 2014, 2013 and 2012 were $1.1 million, $0.7 million and $0 respectively. The Company does not anticipate any significant change to its unrecognized tax positions over the next 12 months. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $0.4 million, $0.3 million and $0 as of December 31, 2014, 2013 and 2012, respectively. The increase in unrecognized tax benefits during the year ended December 31, 2014 was mainly due to the increase in additional state income tax liabilities. The increase in unrecognized tax benefits during the year ended December 31, 2014 was mainly due to the increase in additional state income tax liabilities. The increase in unrecognized tax benefits during the year ended December 31, 2013 was mainly due to the increase in the valuation of the Company’s research credit for federal and state income taxes purposes.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the years ended December 31, 2014 and 2013 are as follows:

Balance at January 1, 2013	$-
Additions for tax positions of the current year	683
Balance at December 31, 2013	$683
Additions for tax positions of the prior year	280
Additions for tax positions of the current year	117
Balance at December 31, 2014	$1,080

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $0.1 million, $0.1 million and $0, respectively, for interest and penalties.

Deferred tax assets pertaining to windfall tax benefits on the exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and-without approach excluding indirect tax effects” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit reduced taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company without considering available income tax credits. The Company’s deferred tax assets as of December 31, 2014 and 2013 do not include $.06 million and $1.8 million, respectively, of excess tax benefits from employee stock option exercises that are a component of its net operating loss carryovers. Stockholder’s equity will be increased by the same amount if and when such excess tax benefits are ultimately realized.

The Company files income tax returns in the United States (federal), Taiwan, China and in various state and local jurisdictions. The Company is no longer subject to federal income tax examinations by tax authorities for years prior to 2011, California State and China income tax examination by tax authorities for years prior to 2010, and Taiwan income tax examinations by tax authorities for years prior to 2008. The Company is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

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

2. Stockholders’ Equity

Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2014. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

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

Stock Repurchase Program. On October 29, 2014, the Company announced a program to repurchase up to $15.0 million worth of the Company’s outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. The duration of the repurchase program is open-ended. For the year ended December 31, 2014 an aggregate of 740,190 shares of common stock had been repurchased under the program. For the years ended December 31, 2013 and 2012, an aggregate of 158,798 and 976,332 shares of common stock, respectively, had been repurchased under the November 2011 program.

Dividends. On November 14, 2014, the Company announced it had declared a cash dividend of $0.15 per share, which was payable on December 24, 2014 to holders of record on December 8, 2014. On November 7, 2013, the Company announced it had declared a cash dividend of $0.15 per share, which was payable on December 23, 2013 to holders of record on December 6, 2013. On October 25, 2012, the Company announced it had declared an annual cash dividend of $0.25 per share, and one-time special cash dividend of $1.00 per share, both of which were payable on December 11, 2012 to holders of record on November 30, 2012.

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

3. Stock-based Compensation

ASC 718 requires companies to record compensation expense for stock options measured at fair value on the date of grant, using an option pricing model. The Company adopted the Black Scholes valuation model for stock options granted and stock purchased pursuant to the ESPP after June 30, 2010.

Fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model, with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.02%	0.49%	0.51%
Time to maturity (in years)	4	4	3
Annualized volatility	69.67%	30.30%	30.01%
Expected dividend rate	1.20%	0.98%	10.83%

At December 31, 2014, the Company had one stock-based compensation plan, the 2000 Stock Incentive Plan (the “Stock Incentive Plan”), which is described below.

In November 2000, the Company adopted the Stock Incentive Plan under which 300,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On October 21, 2013, the stockholders approved an increase by 900,000 in the number of shares of common stock available for issuance under the Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan may be increased on the first day of the Company’s fiscal year by the lesser of 680,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2014, because the Board determined there were enough shares available for issuance in 2014 pursuant to the Plan. Stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

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

During the year ended December 31, 2011, the Company granted 546,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the year ended December 31, 2014 and 2013 was approximately $0.4 million and $0.5 million, respectively. At December 31, 2014, there was $0.5 million of unrecognized compensation cost related to RSUs, which is expected to be realized over two years.

During the year ended December 31, 2013, the Company granted 342,000 RSUs with a total grant-date fair value of $2.3 million. The resulting compensation expense recorded in the year ended December 31, 2014 and 2013 was approximately $0.8 million and $0.6 million, respectively. At December 31, 2014, there was $0.6 million of unrecognized compensation cost related to RSUs, of which $0.5 million is expected to be realized over one year and $0.1 million is expected to be realized over two years.

Options granted under the Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant.

The following information relates to stock option activity for the year ended December 31, 2014:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2013	565,640	$5.28
Granted	346,600	12.46
Exercised	(129,140)	4.71
Forfeited	(90,000)	4.45
Outstanding at December 31, 2014	693,100	$9.08	8.33 Years	$3,761,988

Vested and expected to vest at December 31, 2014	661,872	$9.04	8.30 Years	$3,617,550
Exercisable at December 31, 2014	118,161	$4.75	5.77 Years	$1,152,749

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2013 and 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014 and 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2014 and 2013 was $1.3 million and $12.8 million, respectively.

The dividend rate was 0.15% for each of the years ended December 31, 2014 and 2013, respectively.

Cash received from option exercises during the year ended December 31, 2014 and 2013 was approximately $0.6 million and $5.2 million, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.

Information relating to stock options outstanding at December 31, 2014 is as follows:

		Options Outstanding			Options Exercisable
			Weighted
			Average	Weighted		Weighted
Range of		Number	Remaining	Average	Number	Average
Exercise		Outstanding	Contractual	Exercise	Exercisable	Exercise
Price		As of 12/31/14	Term	Price	As of 12/31/14	Price
$2.25	- $4.58	117,800	6.06	$3.96	59,066	$4.03
$4.80	- $6.03	55,900	6.85	$5.01	45,895	$5.06
$6.87	- $6.87	140,400	8.29	$6.87	12,600	$6.87
$8.17	- $8.17	32,400	8.38	$8.17	600	$8.17
$12.32	- $12.32	72,200	9.92	$12.32	-	$-
$12.50	- $12.50	274,400	9.19	$12.50	-	$-
		693,100	8.33	$9.08	118,161	$4.75

Options exercisable as of December 31, 2014 and 2013 were 118,161 and 115,400 at an average exercise price of $4.75 and $4.01 per share, respectively.

There were 733,924 shares available for future issuance under the Stock Incentive Plan as of December 31, 2014.

Employee Stock Purchase Plan

In November 2000, the Company adopted its ESPP. The Company reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP was amended and restated in 2010. On April 29, 2011, the stockholders approved an increase by 600,000 in the number of shares of common stock available for issuance. On the first day of January of each year beginning January 1, 2001 through December 31, 2010, additional shares of common stock were reserved for issuance under the ESPP as determined by the Board of Directors. The ESPP limited the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 400,000 shares. The ESPP provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 50,759 and 92,111 shares were issued under the ESPP in 2014 and 2013, respectively.

There were 268,141 shares available for future issuance under the ESPP as of December 31, 2014.

The following information relates to the ESPP:

	2014	2013	2012
Weighted average fair value per share of shares purchased	$13.01	$5.66	$7.07
Total compensation expense for ESPP	$461,980	$409,079	$139,595
Total amount of cash received from the purchase of stock through ESPP	$660,621	$521,308	$416,741
Total intrinsic value of ESPP stock purchased at December 31	$75,892	$863,120	$291,958

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Years Ended December 31,
	2014	2013	2012
Included in cost of revenue	$491	$373	$119
Included in operating expenses:
Research and development	234	232	125
Sales, marketing and administrative	1,435	1,312	822
Total	1,669	1,544	947
Total stock-based compensation expenses	$2,160	$1,917	$1,066

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

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income	$14,508	$18,808	$9,641

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	18,488	17,785	17,596
Diluted	18,935	18,481	17,861

Net income per share:
Basic	$0.78	$1.06	$0.55
Diluted	$0.77	$1.02	$0.54

5. Balance Sheet Components (in thousands)

	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$18,653	$17,676
Money market instruments and funds	4,070	927
	$22,723	$18,603

Accounts receivable, net:
Accounts receivable	$10,927	$11,687
Less: Allowance for doubtful accounts and sales returns	(121)	(121)
	$10,806	$11,566

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$121	$121
Utilized	-	-
Balance at end of year	$121	$121

Inventories:
Finished goods	$3,191	$3,201
Work-in-process	3,430	4,498
Raw materials	5,052	5,330
	$11,673	$13,029

Inventory reserves:
Finished goods	$647	$746
Work-in-process	460	364
Raw materials	$1,261	$1,289
	$2,368	$2,399

Accrued expenses and other current liabilities:
Compensation costs	$5,016	$5,104
Professional fees	55	38
Outside commissions	143	112
Royalties	135	74
ESPP	138	151
Deferred rent	33	57
Warranty	82	57
Operating related (Taiwan and China)	417	289
Income tax	2,204	890
Others	476	362
	$8,699	$7,134

Long-term liabilities:
Income tax payable	$376	$-
Accrued pension liability (Taiwan)	602	600
	$978	$600
Accumulated other comprehensive Income:
Cumulative translation adjustments	$1,447	$2,408
Unrealized gain/(loss) on short-term investments	(10)	4
	$1,437	$2,412

6. Property and Equipment, Net

	December 31,
(in thousands)	2014	2013
Machinery and equipment	$21,685	$20,696
Furniture and fixtures	686	673
Leasehold improvements	1,285	986
Building and equipment prepayments	3,804	2,948
	$27,460	$25,303
Less: Accumulated depreciation	(13,592)	(12,045)
Total property and equipment, net	$13,868	$13,258

7. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income subject to domestic income taxes only	$8,608	$17,645	$4,000
Income subject to foreign income taxes only	13,764	164	2,456
	$22,372	$17,809	$6,456

The income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,
Current:	2014	2013	2012
Federal	$2,663	$382	$107
State	75	1	-
Foreign	2,403	953	409
	5,141	1,336	516
Deferred:
Federal	1,891	(1,450)	(3,160)
State	763	(232)	(541)
Foreign	69	(653)	-
	2,723	(2,335)	(3,701)

Total provision (benefit) for income taxes	$7,864	$(999)	$(3,185)

Deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Deferred tax assets - current:
Net operating loss carryforwards	$-	$3,501	$8,230
Windfall tax benefit carryforwards	-	(580)	-
Federal/State credit carryforwards	2,536	2,260	2,245
Depreciation and amortization	24	6	-
Stock compensation	326	-	649
Accrued liabilities and allowances	1,508	1,532	788
Unrecognized tax benefit	(704)	(683)	-
	3,690	6,036	11,912
Less: valuation allowance	-	-	(8,210)
Total deferred tax assets	$3,690	$6,036	$3,702

The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2014	2013	2012
Tax at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	5.8	5.8	5.8
Effect of permanent differences	3.8	1.1	-
Stock and deferred compensation	0.9	(7.2)	(0.8)
Net operating loss carryover	5.6	-	-
Foreign tax differential	(13.1)	0.1	4.4
Reserarch and development credits	-	-	(1.1)
Minimum tax	0.6	1.7	1.4
Income tax credits	(1.9)	(0.9)	(0.3)
Valuation allowance	-	(47.4)	(88.7)
Unrecognized tax position	2.1	2.3	-
Other	(2.6)	4.9	(4.0)
Provision (benefit) for taxes	35.2%	(5.6)%	(49.3)%

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

The Company’s effective tax rate was below the U.S. statutory rate in 2014 mainly due to differentials between the U.S. statutory rate and the foreign tax rates applied to the earnings of the Company’s foreign subsidiaries. The Company’s effective tax rate was below the U.S. statutory rate in 2013 and 2012 because of the tax benefit arising from a reduction in the valuation allowance. The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this assessment, as of December 31, 2014, the Company’s valuation allowance was fully released. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced.

As of December 31, 2014, the Company has a net operating loss carryforward of approximately $0.9 million for federal and $5.2 million for state income tax purposes. If not utilized, these carryforwards will begin to expire after 2024 for federal and after 2018 for state purposes.

As of December 31, 2014, the Company has research credit carryforwards of approximately $1.2 million and $1.0 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2019. The California tax credits can be carried forward indefinitely.

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted. The Company has concluded no change in stock ownership has occurred during 2014.

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

One customer accounted for 26.9% of the Company’s accounts receivable at December 31, 2014. Two customers accounted for 46.0% and 18.0% of the Company’s accounts receivable at December 31, 2013 and 2012, respectively.

One customer accounted for 39.6% and 35.3%, and another customer accounted for 10%, of revenues in the year ended December 31, 2014, 2013 and 2012, respectively.

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

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues
North America	$52,101	$42,815	$27,299
Europe	18,102	15,604	8,933
Asia	15,784	17,651	10,379
	$85,987	$76,070	$46,611

	Years Ended December 31,
	2014	2013	2012
Revenues
Connectivity Products	$64,791	$57,660	$32,622
Optical Passive Products	21,196	18,410	13,989
	$85,987	$76,070	$46,611

	Years Ended December 31,
	2014	2013
Property and Equipment, net
United States	$185	$40
Taiwan	8,568	7,148
China	5,115	6,070
	$13,868	$13,258

10. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2014 or 2013, respectively.

Indemnification and Product Warranty

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of December 31, 2014, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.08 million, $0.06 million and $0.02 million warranty reserves as of December 31, 2014, 2013 and 2012, respectively.

Operating Leases

The Company leases certain office space under long-term operating leases expiring at various dates through 2019. Total rent expense under these operating leases was approximately $0.7 million for each of the years ended December 31, 2014, 2013 and 2012.

Total future minimum lease payments under operating leases as of December 31, 2014 are summarized below (in thousands):

Years ending December 31,
2015	$972
2016	701
2017	452
2018	446
2019 and after	391
Total	$2,962

11. Related Party Transactions

As of December 31, 2014, and based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 17.83% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

Sales of products to Hon Hai Precision Co., Ltd. were $0.07 million, $0.01 million and $0.06 million in the years ended December 31, 2014, 2013 and 2012, respectively. Amounts due from Hon Hai Precision Co., Ltd. were $0.05 million, $0.01 million and $0 at December 31, 2014, 2013 and 2012, respectively.

Purchases of raw materials from Hon Hai Precision Co., Ltd. were $1.8 million, $1.5 million and $1.0 million in the years ended December 31, 2014, 2013 and 2012 respectively. Amounts due to Hon Hai Precision Co., Ltd. were $0.4 million, $0.3 million and $0.3 million at December 31, 2014, 2013 and 2012.

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

The following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,070	$4,070	$-	$-
Marketable Securities:
Time deposits	21,782	21,782	-	-
Corporate bonds	10,075	-	10,075	-
Long-term investments:
Time deposits	10,635	10,635	-	-
Total	$46,562	$36,487	$10,075	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$927	$927	$-	$-
Short-term investments:
Time deposits	15,065	15,065	-	-
Corporate bonds	13,011	-	13,011	-
Long-term investments:
Time deposits	10,453	10,453	-	-
Total	$39,456	$26,445	$13,011	$-

As of December 31, 2014 and 2013, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

13. Selected Quarterly Data (Unaudited)

The following table presents summary unaudited quarterly financial data (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014
Revenues, net	$24,882	$24,199	$18,096	$18,810
Gross profit	9,914	9,695	7,139	7,469
Net income	5,015	3,782	4,303	1,408
Net income per share - basic	0.27	0.20	0.23	0.08
Net income per share - diluted	0.26	0.20	0.23	0.08

2013
Revenues, net	$12,153	$19,039	$23,074	$21,804
Gross profit	4,408	7,280	8,856	8,574
Net income	1,850	4,282	5,621	7,055
Net income per share - basic	0.11	0.24	0.31	0.38
Net income per share - diluted	0.10	0.23	0.30	0.37

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

As of the end of the fiscal year, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our internal control over financial reporting (as defined in Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, and sections 302 and 404 of the Sarbanes-Oxley Act) based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As part of this evaluation, we analyzed and tested our processes for control effectiveness (controls which reasonably assure accurate and complete financial information in accordance with GAAP), prevention of acts of fraud and transactions being approved by management. When necessary, we confirmed that appropriate corrective action (including process improvements) had been undertaken.

Based on the evaluation as of the end of the fiscal year 2014, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

Our independent public accounting firm, Marcum LLP, audited the effectiveness of our internal control over financial reporting. Their report appears in Part II – Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2015 Annual Meeting of Stockholders to be held on May 20, 2015 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors — 2014 Director Compensation,” and “Executive Compensation,” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2014:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,069,100 (1)	$9.08	1,002,065 (2)
Equity compensation plans not
approved by security holders	-	-	-
Total	1,069,100	$9.08	1,002,065
____________________

(1) Includes 693,100 shares to be issued upon exercise of outstanding options and 376,000 shares of unvested RSUs granted under the Stock Incentive Plan.

(2) Includes:

(i) 733,924 shares reserved for issuance under the Stock Incentive Plan. The number of shares reserved for issuance under the plan may be increased on the first day of the Company’s fiscal year by the lesser of 680,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors.

(ii) 268,141 shares reserved for issuance under the Company’s ESPP. The ESPP permits eligible employees to contribute up to 20% of cash compensation up to 1,000 shares maximum toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

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

Date: March 13, 2015
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

Name	Title	Date

/s/ Peter C. Chang	President, Chief Executive Officer	March 13, 2015
Peter C. Chang	(Principal Executive Officer) and
Chairman

/s/ Anita K. Ho	Acting Chief Financial Officer	March 13, 2015
Anita K. Ho	(Principal Financial and Accounting
Officer)

/s/ Richard Black	Director	March 13, 2015
Richard Black

/s/ Gwong-Yih Lee	Director	March 13, 2015
Gwong-Yih Lee

/s/ Ray Sun	Director	March 13, 2015
Ray Sun

/s/ James C. Yeh	Director	March 13, 2015
James C. Yeh

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i).1**	Integrated copy of the Amended and Restated Certificate of Incorporation of the Company.
3(i).2	Certificate of Designation of Series A Participating Preferred Stock of Alliance Fiber Optics Products, Inc. (incorporated by reference to Exhibit 3(i).2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
3(ii).1	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
4.2	Amended and Restated Rights Agreement dated as of August 31, 2000 (Registration Rights) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
4.3	Amended and Restated Rights Agreement dated as of March 10, 2011 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A (File No. 000-31857)).
10.1	Reserved.
10.2#	Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
10.3#	Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
10.4#	Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
10.5#	Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year end December 31, 2011).
10.6	Reserved.
10.7#	Form of Stock Option Agreement under the Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
10.8	Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit
Number	Description of Document
23.1	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 55 of this Form 10-K)
31.1	Rule 13a–14(a) Certification of Chief Executive Officer.
31.2	Rule 13a–14(a) Certification of Acting Chief Financial Officer.
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase document
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

** Filed herewith.

# Indicates management contract or compensatory plan or arrangement.