Form 10-Q
period 2015-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2015-05-11
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(408)736-6900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

On April 30, 2015, 17,727,713 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,381	$22,723
Short-term investments	32,163	31,857
Accounts receivable, net	14,160	10,806
Inventories, net	10,266	9,305
Deferred tax asset	2,949	3,690
Prepaid expense and other current assets	2,465	2,077
Total current assets	82,384	80,458

Long-term investments	10,681	10,635
Property and equipment, net	14,319	13,868
Other assets	220	212
Total assets	$107,604	$105,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,340	$9,236
Accrued expenses	9,085	8,699
Total current liabilities	19,425	17,935

Other long-term liabilities	900	978
Total liabilities	20,325	18,913

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at March 31, 2015 and
December 31, 2014.	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
17,719,958 and 17,942,595 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively.	18	18
Additional paid-in-capital	108,651	111,622
Accumulated deficit	(23,259)	(26,817)
Accumulated other comprehensive income	1,869	1,437
Stockholders' equity	87,279	86,260
Total liabilities and stockholders' equity	$107,604	$105,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$21,663	$24,882
Cost of revenues	12,871	14,968
Gross profit	8,792	9,914
Operating expenses:
Research and development	1,143	1,108
Selling, marketing and administrative	2,231	2,336
Total operating expenses	3,374	3,444
Income from operations	5,418	6,470
Interest and other income, net	196	147
Net income before tax	5,614	6,617
Provision for income taxes	(2,056)	(1,602)
Net income	$3,558	$5,015

Other comprehensive income:
Cumulative translation adjustments	436	(412)
Unrealized loss on investments	(4)	(6)
Comprehensive income	$3,990	$4,597

Net income per share:
Basic	$0.20	$0.27
Diluted	$0.19	$0.26
Shares used in computing net income per share:
Basic	17,872	18,422
Diluted	18,296	19,070

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,558	$5,015
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	659	684
Amortization of stock-based compensation	496	717
Provision for inventory valuation	139	(31)
Deferred taxes	1,168	658
Changes in assets and liabilities:
Accounts receivable	(3,354)	(2,395)
Inventories	(1,100)	331
Prepaid expenses and other current assets	(388)	(70)
Other assets	(9)	20
Accounts payable	1,104	104
Accrued expenses	386	515
Other long-term liabilities	(78)	1
Net cash provided by operating activities	2,581	5,549

Cash flows from investing activities:
Purchase of short-term investments	(31,847)	(10,631)
Proceeds from sales and maturities of short-term investments	31,537	6,842
Purchase of long-term investments	(46)	(45)
Purchase of property and equipment	(1,015)	(648)
Net cash used in investing activities	(1,371)	(4,482)

Cash flows from financing activities:
Proceeds from the exercise of stock options	93	80
Repurchase of common stock	(3,986)	-
Net cash (used in) provided by financing activities	(3,893)	80

Effect of exchange rate changes on cash and cash equivalents	341	(259)
Net (decrease) increase in cash and cash equivalents	(2,342)	888
Cash and cash equivalents at beginning of period	22,723	18,603
Cash and cash equivalents at end of period	$20,381	$19,491

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$216	$203

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2015 as compared to those disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

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

Allowance for Doubtful Accounts and Returns

Allowances are provided for estimated returns and potential uncollectable trade receivables. Provisions for return allowances are recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. The Company also identifies specific accounts considered to have a high risk of uncollectibility and records an allowance for the full amount. Material differences may result in the amount and timing of revenue for any period than if management had made different judgments or utilized different estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market accounts, corporate bonds and certificates of deposit.

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

Concentrations of Risk

Connectivity products contributed 79.7% and 78.7% of the Company’s revenues for the three months ended March 31, 2015 and 2014, respectively. The Company’s optical passive products contributed 20.3% and 21.3% of the Company’s revenues for the three months ended March 31, 2015 and 2014, respectively.

In the three month ended March 31, 2015 and 2014, the Company’s 10 largest customers comprised 77.9% and 72.6% of the Company’s revenues, respectively. One Web 2.0 customer accounted for 45.1% and 40.6% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively. The amount due from this customer was $5.6 million at March 31, 2015.

2. Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates the concept of extraordinary items in an entity’s income statement. The changes in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

2. Stockholders’ Equity

Stock Repurchase Program. On October 29, 2014, the Company announced a program to repurchase up to $15.0 million worth of the Company’s outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. The duration of the repurchase program is open-ended. For the three months ended March, 31, 2015, an aggregate of 243,737 shares of common stock had been repurchased under the program. For the year ended December 31, 2014, an aggregate of 740,190 shares of common stock had been repurchased under the program. For the years ended December 31, 2013 and 2012, an aggregate of 158,798 and 976,332 shares of common stock, respectively, had been repurchased under the November 2011 program.

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

Options granted under the 2000 Stock Incentive Plan generally vest over four years. Options have a ten year contractual term.

The following information relates to stock option activity for the three months ended March 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2014	693,100	$9.08
Granted	10,000	14.48
Exercised	(21,100)	4.40
Forfeited	(2,000)	3.91
Outstanding at March 31, 2015	680,000	$9.32	8.17 Years	$5,506,558
Vested and expected to vest at March 31, 2015	663,219	$9.30	8.16 Years	$5,387,025
Exercisable at March 31, 2015	128,765	$4.62	5.85 Years	$1,647,886

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively.

Cash received from option exercises during the three months ended March 31 was $0.1 million for each of 2015 and 2014. Such amounts are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

Options to purchase 10,000 shares of common stock were granted during the three months ended March 31, 2015. At March 31, 2015, there was $2.8 million of unrecognized compensation cost related to stock options and RSUs, all of which is expected to be realized over three years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended March 31,
	2015	2014
Included in cost of revenue	$121	$176
Included in operating expenses:
Research and development	46	83
Selling, marketing and administrative	329	458
Total	375	541
Total stock-based compensation expense	$496	$717

5. Inventories, net (in thousands)

	March 31,	December 31,
	2015	2014
Inventories
Finished goods	$2,047	$2,545
Work-in-process	4,126	2,970
Raw materials	4,093	3,790
	$10,266	$9,305

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$3,558	$5,015
Denominator:
Shares used in computing net income per share:
Basic	17,872	18,422
Diluted	18,296	19,070
Net income per share:
Basic	$0.20	$0.27
Diluted	$0.19	$0.26

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

The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets. The Company’s effective tax rate was 36.6% and 24.2% for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective rate differs from its expected federal statutory rate primarily as a result of state taxes, foreign tax rate differences and permanent items.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company reduced its deferred tax assets by $0.7 million as of March 31, 2015 as a result of research credits utilized against current taxable income.

9. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of March 31, 2015, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.09 million and $0.08 million for warranty reserves at March 31, 2015 and December 31, 2014.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2019.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2015 (remaining nine months of the year)	$722
2016	698
2017	450
2018	445
2019 and after	390
Total	$2,705

10. Related Party Transactions

As of March 31, 2015, and based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 18.06% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

No sales to Hon Hai were made in either of the quarters ended March 31, 2015 and 2014. Purchases of raw materials from Hon Hai were $0.5 million and $0.4 million in the quarters ended March 31, 2015 or 2014. No amounts were due from Hon Hai at either of March 31, 2015 and December 31, 2014. Amounts due to Hon Hai were $0.5 million and $0.4 million at March 31, 2015 and December 31, 2014, respectively.

11. Fair Value of Financial instruments

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

In accordance with the U.S. GAAP Codification Topic 820, the following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,040	$4,040	$-	$-
Marketable Securities:
Time deposits	22,030	22,030	-	-
Corporate bonds	10,133	-	10,133	-
Long-term investments:
Time deposits	10,681	10,681	-	-
Total	$46,884	$36,751	$10,133	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,070	$4,070	$-	$-
Marketable Securities:
Time deposits	21,782	21,782	-	-
Corporate bonds	10,075	-	10,075	-
Long-term investments:
Time deposits	10,635	10,635	-	-
Total	$46,562	$36,487	$10,075	$-

As of March 31, 2015 and December 31, 2014, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments consist of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues
North America	$15,535	$15,881
Europe	2,861	5,279
Asia	3,267	3,722
	$21,663	$24,882

	Three Months Ended March 31,
	2015	2014
Revenues
Connectivity Products	$17,263	$19,581
Optical Passive Products	4,400	5,301
	$21,663	$24,882

	March 31,	December 31,
	2015	2014
Property and Equipment
United States	$219	$185
Taiwan	8,588	8,568
China	5,512	5,115
	$14,319	$13,868

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our connectivity products contributed revenues of $17.3 million, or 79.7%, and $19.6 million, or 78.7%, for the three months ended March 31, 2015 and 2014, respectively. Our optical passive products contributed revenues of $4.4 million, or 20.3%, and $5.3 million, or 21.3%, for the three months ended March 31, 2015 and 2014, respectively.

In the three months ended March 31, 2015 and 2014, our 10 largest customers comprised 77.9% and 72.6% of our total revenues, respectively. One Web 2.0 customer accounted for 45.1% and 40.6% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of total revenues will fluctuate from period to period based on a number of factors including:

●	changes in manufacturing volume;

●	costs incurred in establishing additional manufacturing lines and facilities;

●	inventory write-downs and impairment charges related to manufacturing assets;

●	mix of products sold;

●	changes in our pricing and pricing from our competitors;

●	mix of sales channels through which our products are sold; and

●	mix of domestic and international sales.

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

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended Mar. 31,
	2015	2014
Revenues	100.0%	100.0%
Cost of revenues	59.4	60.2
Gross profit	40.6	39.8
Operating expenses:
Research and development	5.3	4.4
Selling, marketing and administrative	10.3	9.4
Total operating expenses	15.6	13.8

Income from operations	25.0	26.0
Interest and other income, net	0.9	0.6
Net income before tax	25.9%	26.6%
Provision for income taxes	(9.5)	(6.4)
Net income	16.4%	20.2%

Revenues. Revenues were $21.7 million and $24.9 million for the three months ended March 31, 2015 and 2014, respectively. Revenues decreased 12.9% in the quarter ended March 31, 2015 from the same period in 2014, primarily due to decreased volume shipments of products to a few large customers in telecom and datacom market applications.

Cost of Revenues. Cost of revenues was $12.9 million and $15.0 million for the three months ended March 31, 2015 and 2014, respectively. Cost of revenues as a percentage of revenues decreased to 59.4% for the three months ended March 31, 2015 from 60.2% for the three months ended March 31, 2014. The lower cost of revenues and percentage of revenues for the three months ended March 31, 2015 resulted from lower sales.

Gross Profit. Gross profit decreased to $8.8 million, or 40.6% of revenues, for the three months ended March 31, 2015 from $9.9 million, or 39.8% of revenues, for the same period in 2014. The lower gross profit was due to the lower utilization of our factories for the decreased volume shipments of our products. The higher percentage of gross profit was due to lower stock compensation expenses and the change in the mix of products sold for the three months ended March 31, 2015.

Research and Development Expenses. Research and development expenses were $1.1 million for each of the three months ended March 31, 2015 and 2014, respectively. As a percentage of revenues, research and development expenses increased to 5.3% in the three months ended March 31, 2015 from 4.4% for the same period in 2014 as a result of decreased revenues. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses were $2.2 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. As a percentage of revenues, sales and marketing expenses increased to 10.3% in the three months ended March 31, 2015 from 9.4% in the three months ended March 31, 2014 as a result of decreased revenues. We expect sales, marketing and administrative expenses will remain relatively flat in the next quarter.

Stock-Based Compensation. Stock based compensation expense decreased to $0.5 million for the three months ended March 31, 2015 from $0.7 million for the same period in 2014. This decrease was due to fully amortized stock options and RSUs.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million and $0.15 million for the three months ended March 31, 2015 and 2014, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $2.1 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to the increase in foreign income taxes incurred for the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $20.4 million, short-term investments of $32.1 million and long-term investments of $10.7 million.

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2015. Net cash provided by operating activities was primarily due to net income of $3.6 million, a decrease in deferred tax assets of $1.2 million, an increase in accounts payable of $1.1 million, total depreciation and stock based compensation expenses of $1.2 million, and a $0.4 million increase in accrued expenses which was offset by a $3.4 million increase in accounts receivable, an $1.0 million increase in inventory, and a $0.4 million increase in prepaid expenses.

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

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2015. In the three months ended March 31, 2015, we spent a net of $0.4 million for the purchase of short-term and long-term investments, and we used $1.0 million to purchase equipment.

Net cash used in investing activities was $4.5 million for the three months ended March 31, 2014. In the three months ended March 31, 2014, we spent a net of $3.8 million for the purchase of short-term and long-term investments, and we used $0.6 million to purchase equipment.

Net cash used in financing activities was $3.9 million for the three months ended March 31, 2015. Net cash used in financing activities was primarily due to $4.0 million used to repurchase common stock pursuant to our stock repurchase program, which was offset by $0.1 million from the exercise of options to purchase shares of our common stock.

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2014. Net cash provided by financing activities was from the exercise of options to purchase shares of our common stock.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including any potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, additional credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could also result in dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2015.

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

In China, we renewed the lease for our 132,993 square foot facility in Shenzhen, China, which will expire in October 2019. In December 2014, we entered into two lease agreements for our two new manufacturing facilities next to our facility in Shenzhen, China. Each facility has 55,285 square feet and both leases expire in December 2019.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of March 31, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $2.2 million as of that date.

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

PART II: OTHER INFORMATION

ITEM 1A: RISK FACTORS

We have a history of losses, may experience future losses.

From inception through March 31, 2015, we had an accumulated deficit of $23.3 million.

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

We depend on a small number of customers for a significant portion of our revenues, and one customer for approximately 45% of our revenues for the three months ended March 31, 2015 and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the three months ended March 31, 2015 and 2014, our 10 largest customers comprised 77.9% and 72.6% of our revenues, respectively. One Web 2.0 customer accounted for 45.1% and 40.6% for the three months ended March 31, 2015 and 2014, respectively.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from one or more significant customers would likely harm our financial condition and results of operations. Changes in purchasing by these customers may also cause our operating results to fluctuate from period to period.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in selling our optical passive products, our business may be harmed.

Sales of our connectivity products accounted for 79.7% and 78.7% of our revenues in the quarters ended March 31, 2015 and 2014, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic instability, slowing growth in China and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, a volatile stock market and prolonged unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

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

As of March 31, 2015, we had 36 full-time employees in Sunnyvale, California, 342 full-time employees in Taiwan, and 1,117 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.1 million for each of the quarters ended March 31, 2015 and 2014, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

The fiber optic component market is a highly competitive industry in which we, and most other participants, rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect proprietary rights. The competitive nature of our industry, rapidly changing technology, frequent new product introductions, changes in customer requirements and evolving industry standards heighten the importance of protecting proprietary technology rights. Since the United States Patent and Trademark Office keeps patent applications confidential until a patent is issued, our pending patent applications may attempt to protect proprietary technology claimed in a third party patent application. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies; policing the unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as United States laws. Our competitors and suppliers may independently develop similar technology, duplicate our products, or design around any of our patents or other intellectual property. If we are unable to adequately protect our proprietary technology rights, others may be able to use our proprietary technology without having to compensate us, which could reduce our revenues and negatively impact our ability to compete effectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On October 29, 2014, we announced a program to repurchase up to $15.0 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of March 31, 2015, approximately $1.3 million was remaining to purchase shares of our common stock under the repurchase program. The duration of the repurchase program is open-ended.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
January 1 - January 31, 2015	5,987	$14.4999	5,987	$5,221,049
February 1 - February 28, 2015	194,909	$16.2231	194,909	$3,029,553
March 1 - March 31, 2015	42,841	$17.1989	42,841	$1,317,443
Total	243,737	$15.9740	243,737	$1,317,443

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

Dated: May 11, 2015	ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho
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