Form 10-Q
period 2015-06-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2015-08-07
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 31, 2015, 17,915,615 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,459	$22,723
Short-term investments	37,455	31,857
Accounts receivable, net	13,442	10,806
Inventories, net	10,643	9,305
Deferred tax asset	3,332	3,690
Prepaid expenses and other current assets	2,672	2,077
Total current assets	88,003	80,458

Long-term investments	10,727	10,635
Property and equipment, net	15,689	13,868
Other assets	262	212

Total assets	$114,681	$105,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,401	$9,236
Accrued expenses	8,316	8,699
Total current liabilities	20,717	17,935

Other long-term liabilities	1,000	978
Total liabilities	21,717	18,913

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued or outstanding at June 30, 2015 and
December 31, 2014.	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
17,894,715 and 17,942,595 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively.	18	18
Additional paid-in-capital	109,045	111,622
Accumulated deficit	(18,219)	(26,817)
Accumulated other comprehensive income	2,120	1,437

Stockholders' equity	92,964	86,260

Total liabilities and stockholders' equity	$114,681	$105,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$25,045	$24,199	$46,708	$49,081
Cost of revenues	14,550	14,504	27,421	29,472
Gross profit	10,495	9,695	19,287	19,609
Operating expenses:
Research and development	1,169	1,067	2,312	2,175
Selling, marketing and administrative	2,567	2,061	4,798	4,397
Total operating expenses	3,736	3,128	7,110	6,572
Income from operations	6,759	6,567	12,177	13,037
Interest and other income, net	192	186	388	333
Income before income taxes	6,951	6,753	12,565	13,370
Provision for income taxes	(1,911)	(2,971)	(3,967)	(4,573)
Net income	$5,040	$3,782	$8,598	$8,797

Cumulative translation adjustments	260	351	696	(61)
Unrealized gain (loss) on investments	(9)	2	(13)	(4)
Comprehensive income	$5,291	$4,135	$9,281	$8,732

Net income per share:
Basic	$0.28	$0.20	$0.48	$0.48
Diluted	$0.27	$0.20	$0.47	$0.46
Shares used in computing net income per share:
Basic	17,822	18,533	17,847	18,478
Diluted	18,422	19,230	18,406	19,116

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income	$8,598	$8,797
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,339	1,392
Loss on disposal of property and equipment	-	1
Stock-based compensation	1,266	1,247
Provision for inventory reserves	382	191
Deferred tax assets	1,636	2,792
Changes in assets and liabilities:
Accounts receivable	(2,636)	(3,348)
Inventories	(1,720)	1,241
Prepaid expenses and other current assets	(595)	199
Other assets	(50)	18
Accounts payable	3,165	(271)
Accrued expenses	(383)	1,461
Other long-term liabilities	22	22
Net cash provided by operating activities	11,024	13,742

Cash flows from investing activities:
Purchase of short-term investments	(51,491)	(18,911)
Proceeds from sales and maturities of short-term investments	45,880	14,826
Purchase of long-term investments	(92)	(90)
Purchase of property and equipment	(2,992)	(2,678)
Net cash used in investing activities	(8,695)	(6,853)

Cash flows from financing activities:
Proceeds from issuance of stock under ESPP	343	340
Proceeds from the exercise of common stock options	187	248
Tax payment related to net share settlements of RSUs	(329)	(2,211)
Repurchase of common stock	(5,322)	-
Net cash used in financing activities	(5,121)	(1,623)

Effect of exchange rate changes on cash and cash equivalents	528	(65)
Net (decrease) increase in cash and cash equivalents	(2,264)	5,201
Cash and cash equivalents at beginning of period	22,723	18,603
Cash and cash equivalents at end of period	$20,459	$23,804

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,245	$735

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the six months ended June 30, 2015 as compared to those disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

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

Allowance for Doubtful Accounts and Returns

Allowances are provided for estimated returns and potential uncollectable trade receivables. Provisions for return allowances are recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. The Company also identifies specific accounts considered to have a high risk of uncollectability and records an allowance for the full amount. Material differences may result in the amount and timing of revenue for any period than if management had made different judgments or utilized different estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market accounts, corporate bonds, and certificates of deposit.

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

Concentrations of Risk

Connectivity products contributed 79.1% and 68.7% of the Company’s revenues for the three months ended June 30, 2015 and 2014, respectively. Optical passive products contributed 20.9% and 31.3% of the Company’s revenues for the three months ended June 30, 2015 and 2014, respectively.

Connectivity products contributed 79.4% and 73.8% of the Company’s revenues for the six months ended June 30, 2015 and 2014, respectively. Optical passive products contributed 20.6% and 26.2% of the Company’s revenues for the six months ended June 30, 2015 and 2014, respectively.

In the three months ended June 30, 2015 and 2014, the Company’s 10 largest customers comprised 78.4% and 77.8% of the Company’s revenues, respectively. For the three months ended June 30, 2015, one Web 2.0 customer accounted for 37.1% of the Company’s revenues. The amount due from this customer was $2.7 million at June 30, 2015. For the three months ended June 30, 2014, two customers accounted for 34.7% and 15.6% of the Company’s revenues.

In the six months ended June 30, 2015 and 2014, the Company’s 10 largest customers comprised 77.9% and 78.5% of the Company’s revenues, respectively. For the six months ended June 30, 2015, one Web 2.0 customer accounted for 40.8% of the Company’s revenues. For the six months ended June 30, 2014, two customers accounted for 42.3% and 11.3% of the Company’s revenues.

2. Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on simplifying the measurement of inventory which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In January 2015, the FASB issued guidance which eliminates the concept of extraordinary items in an entity’s income statement. The changes in ASU 2015-01 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a new financial accounting standard which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

3. Stockholders’ Equity

Stock Repurchase Program. On November 30, 2011 and October 29, 2014, the Company announced programs to repurchase up to $6.0 million and $15.0 million, respectively, worth of the Company’s outstanding common stock. Repurchases under the programs may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the programs may be modified or suspended at any time. The duration of the repurchase programs is open-ended. For the six months ended June, 30, 2015, an aggregate of 313,477 shares of common stock had been repurchased under the October 2014 program. For the year ended December 31, 2014, an aggregate of 740,190 shares of common stock had been repurchased under the program. For the six months ended June 30, 2015, an aggregate of 1,082 shares of common stock had been repurchased under the November 2011 program. As of June 30, 2015, both of the repurchase programs were closed as the remaining balance available under both repurchase programs was eight dollars.

4. Stock-based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) was determined using the Black-Scholes Model.

Pursuant to the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive shares of the Company’s common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year, over three years at a rate of 33.3 percent per year, over four years at a rate of 25 percent per year, or over five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the vesting term of each award. During the six months ended June 30, 2015, the Company issued 194,500 shares of common stock subject to RSUs granted in previous periods.

Options granted under the 2000 Plan generally vest over four years. Options have a ten year contractual term.

The following information relates to stock option activity for the six months ended June 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2014	693,100	$9.08
Granted	22,000	16.60
Exercised	(40,900)	4.55
Forfeited	(2,000)	3.91
Outstanding at June 30, 2015	672,200	$9.62	8.03 Years	$6,003,308

Vested and expected to vest at June 30, 2015	655,361	$9.60	8.02 Years	$5,866,144
Exercisable at June 30, 2015	116,465	$4.93	5.68 Years	$1,586,731

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $0.2 million and $0.5 million for the three and six months ended June 30, 2015, respectively. The total intrinsic value of options exercised was $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively.

Cash received from option exercises during the six months ended June 30 was $0.2 million for each of 2015 and 2014. Such amounts are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the three and six months ended June 30, 2015, 31,279 shares of common stock were issued under the ESPP and cash received from the purchases was $0.3 million.

Options to purchase 12,000 shares of common stock were granted during the three months ended June 30, 2015. Options to purchase 22,000 shares of common stock were granted during the six months ended June 30, 2015. At June 30, 2015, there was $7.9 million of unrecognized compensation cost related to stock options and RSUs, all of which is expected to be realized over four years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Included in cost of revenue	$137	$115	$258	$292
Included in operating expenses:
Research and development	58	64	104	147
Selling, marketing and administrative	575	351	904	808
Total	633	415	1,008	955
Total stock-based compensation expense	$770	$530	$1,266	$1,247

5. Inventories, net (in thousands)

	June 30,	December 31,
	2015	2014
Inventories:
Finished goods	$2,870	$2,545
Work-in-process	3,970	2,970
Raw materials	3,803	3,790
	$10,643	$9,305

The inventory balances shown above are presented net of an allowance for excess and obsolete inventories of $1.9 million and $2.4 million at June 30, 2015 and December 31, 2014, respectively.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$5,040	$3,782	$8,598	$8,797
Denominator:
Shares used in computing net income per share:
Basic	17,822	18,533	17,847	18,478
Diluted	18,422	19,230	18,406	19,116
Net income per share:
Basic	$0.28	$0.20	$0.48	$0.48
Diluted	$0.27	$0.20	$0.47	$0.46

7. Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net income and comprehensive income for the Company is due to foreign exchange translations adjustments and unrealized gain/loss on available-for-sale securities.

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

The Company is subject to income tax in the United States and in various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets. The Company’s effective tax rate was 31.6% and 34.2% for the six months ended June 30, 2015 and 2014, respectively.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company reduced its deferred tax assets by $0.3 million for the six months ended June 30, 2015 as a result of research credits utilized against current taxable income.

9. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of June 30, 2015, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.09 million and $0.08 million for warranty reserves as of June 30, 2015 and December 31, 2014, respectively.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2019.

The Company’s aggregate future minimum facility lease payments are as follows (in thousands):

Years ending December 31:
2015 (remaining six months of the year)	$501
2016	735
2017	453
2018	447
2019	392
Total	$2,528

10. Related Party Transactions

As of June 30, 2015, and based on information filed with the Securities and Exchange Commission on January 4, 2002 for the year ended December 31, 2000, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 17.9% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

Sales of products to Hon Hai were $0.003 million for the six months ended June 30, 2015. Purchases of raw materials from Hon Hai were $1.2 million for the six months ended June 30, 2015. Amounts due from Hon Hai were $0.003 million at June 30, 2015. Amounts due to Hon Hai were $0.6 million at June 30, 2015.

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

In accordance with the U.S. GAAP Codification Topic 820, the following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,046	$4,046	$-	$-
Marketable Securities:
Time deposits	22,310	22,310	-	-
Corporate bonds	15,145	-	15,145	-
Long-term investments:
Time deposits	10,727	10,727	-	-
Total	$52,228	$37,083	$15,145	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,070	$4,070	$-	$-
Marketable Securities:
Time deposits	21,782	21,782	-	-
Corporate bonds	10,075	-	10,075	-
Long-term investments:
Time deposits	10,635	10,635	-	-
Total	$46,562	$36,487	$10,075	$-

As of June 30, 2015 and December 31, 2014, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments consist of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
North America	$14,601	$12,728	$30,136	$28,609
Europe	6,773	6,878	9,633	12,157
Asia	3,671	4,593	6,939	8,315
	$25,045	$24,199	$46,708	$49,081

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Connectivity Products	$19,802	$16,619	$37,065	$36,200
Optical Passive Products	5,243	7,580	9,643	12,881
	$25,045	$24,199	$46,708	$49,081

	June 30,	December 31,
	2015	2014
Property and Equipment, net
United States	$210	$185
Taiwan	8,958	8,568
China	6,521	5,115
	$15,689	$13,868

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

Our connectivity products contributed revenues of $19.8 million, or 79.1%, and $16.6 million, or 68.7%, for the three months ended June 30, 2015 and 2014, respectively. Our optical passive products contributed revenues of $5.2 million, or 20.9%, and $7.6 million, or 31.3%, for the three months ended June 30, 2015 and 2014, respectively.

Our connectivity products contributed revenues of $37.1 million, or 79.4%, and $36.2 million, or 73.8%, for the six months ended June 30, 2015 and 2014, respectively. Our optical passive products contributed revenues of $9.6 million, or 20.6%, and $12.9 million, or 26.2%, for the six months ended June 30, 2015 and 2014, respectively.

In the three months ended June 30, 2015 and 2014, our 10 largest customers comprised 78.4% and 77.8% of our total revenues, respectively. For the three months ended June 30, 2015, one Web 2.0 customer accounted for 37.1% of our total revenues. For the three months ended June 30, 2014, two customers accounted for 34.7% and 15.6% of our total revenues, respectively.

In the six months ended June 30, 2015 and 2014, our 10 largest customers comprised 77.9% and 78.5% of our total revenues, respectively. For the six months ended June 30, 2015, one Web 2.0 customer accounted for 40.8% of our total revenues. For the six months ended June 30, 2014, two customers accounted for 42.3% and 11.3% of our total revenues, respectively.

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

Sales, marketing and administrative expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. It also consists of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance premiums and professional fees for legal and accounting support. We intend to continue to invest amounts similar to our spending levels in 2014 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect administrative expenses will increase in absolute dollars to support our revenue growth, higher insurance premiums and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and being a public company.

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.1	59.9	58.7	60.0
Gross profit	41.9	40.1	41.3	40.0
Operating expenses:
Research and development	4.7	4.4	5.0	4.4
Selling, marketing and administrative	10.3	8.5	10.2	9.0
Total operating expenses	15.0	12.9	15.2	13.4

Income from operations	26.9	27.2	26.1	26.6
Interest and other income, net	0.8	0.7	0.8	0.6
Net income before income taxes	27.7	27.9	26.9	27.2
Provision for income taxes	(7.6)	(12.3)	(8.5)	(9.3)
Net income	20.1%	15.6%	18.4%	17.9%

Revenues. Revenues were $25.0 million and $24.2 million for the three months ended June 30, 2015 and 2014, respectively. Revenues increased 3.5% in the three months ended June 30, 2015 from the same period in 2014. The increase for the three months ended June 30, 2015 was mainly due to increased volume shipments of products used in datacom market applications.

Revenues were $46.7 million and $49.1 million for the six months ended June 30, 2015 and 2014, respectively. Revenues decreased 4.8% in the six months ended June 30, 2015 from the same period in 2014. The decrease for the six months ended June 30, 2015 was mainly due to decreased volume shipments of products to a few large customers in telecom and datacom market applications in the first quarter of 2015.

Cost of Revenues. Cost of revenues was $14.6 million and $14.5 million for the three months ended June 30, 2015 and 2014, respectively. Cost of revenues as a percentage of revenues decreased to 58.1% for the three months ended June 30, 2015 from 59.9% for the three months ended June 30, 2014. The lower percentage cost of revenues for the three months ended June 30, 2015 resulted from increased factory utilization due to higher product sales.

Cost of revenues was $27.4 million and $29.5 million for the six months ended June 30, 2015 and 2014, respectively. Cost of revenues as a percentage of revenues decreased to 58.7% for the six months ended June 30, 2015 from 60.0% for the six months ended June 30, 2014. The lower percentage cost of revenues for the six months ended June 30, 2015 resulted from lower sales in the first quarter of 2015 and the change in the mix of products sold.

Gross Profit. Gross profit increased to $10.5 million, or 41.9% of revenues, for the three months ended June 30, 2015 from $9.7 million, or 40.1% of revenues, for the same period in 2014. For the three months ended June 30, 2015, the higher gross profit was due to the higher utilization of our factories as a result of increased volume shipments to our customers.

Gross profit decreased to $19.3 million, or 41.3% of revenues, for the six months ended June 30, 2015 from $19.6 million, or 40.0% of revenues, for the same period in 2014. The lower gross profit was due to the lower utilization of our factories for the decreased volume shipments of our products in the first quarter of 2015. The higher percentage of gross profit was due to lower stock compensation expenses and the change in the mix of products sold for the six months ended June 30, 2015.

Research and Development Expenses. Research and development expenses were $1.2 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Research and development expenses increased to $2.3 million for the six months ended June 30, 2015 from $2.2 million for the same period in 2014. The higher research and development expenses were due to higher fees for testing our products.

As a percentage of revenues, research and development expenses increased to 4.7% in the three months ended June 30, 2015 from 4.4% for the same period in 2014. As a percentage of revenues, research and development expenses increased to 5.0% in the six months ended June 30, 2015 from 4.4% for the same period in 2014. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses increased to $2.6 million for the three months ended June 30, 2015 from $2.1 million for the same period in 2014. Sales, marketing and administrative expenses increased to $4.8 million for the six months ended June 30, 2015 from $4.4 million for the six months ended June 30, 2014. The higher sales, marketing and administrative expenses were due to higher fees for professional services, stock based compensation charges and higher cost associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

As a percentage of revenues, sales, marketing and administrative expenses increased to 10.3% in the three months ended June 30, 2015 from 8.5% for the same period in 2014. As a percentage of revenues, sales, marketing and administrative expenses increased to 10.2% in the six months ended June 30, 2015 from 9.0% for the same period in 2014.

Stock-Based Compensation. Stock-based compensation expense increased to $0.8 million for the three months ended June 30, 2015 from $0.5 million for the same period in 2014. Stock-based compensation expense increased to $1.3 million for the six months ended June 30, 2015 from $1.2 million for the same period in 2014. The increase was primarily due to RSUs granted during the three months ended June 30, 2015.

Interest and Other Income, Net. Interest and other income, net, was $0.2 million for each of the three months ended June 30, 2015 and 2014, respectively. Interest and other income, net, was $0.4 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $1.9 million and $3.0 million for the three months ended June 30, 2015 and 2014, respectively. Income tax expense was $4.0 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively. The decrease was due to significant reductions of deferred tax assets in the prior periods as a result of utilization of net operating losses and research credits as well as a higher percentage of income attributed to operations in China and Taiwan, which are generally subject to lower income taxes.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $20.5 million and short-term investments of $37.5 million. We also held $10.7 million of long-term investments.

Net cash provided by operating activities was $11.0 million for the six months ended June 30, 2015. Net cash provided by operating activities was primarily due to net income of $8.6 million, a $3.2 million increase in accounts payable, an increase in total depreciation and stock based compensation of $2.6 million, and a decrease in deferred tax assets of $1.6 million which was offset by a $2.6 million increase in accounts receivable, a $1.7 million increase in inventories, $0.6 million increase in prepaid expenses, and a $0.4 million decrease in accrued liabilities.

Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2014. Net cash provided by operating activities was primarily due to net income of $8.8 million, a decrease in deferred tax assets of $2.8 million, an increase in accrued expenses of $1.5 million, a decrease in inventory of $1.4 million and contribution from adjustments for non-cash charges, including total depreciation and stock based compensation of $2.6 million. These were offset by an increase in accounts receivable of $3.3 million.

Net cash used in investing activities was $8.7 million for the six months ended June 30, 2015. This resulted primarily from $5.7 million in net purchases of short-term and long-term investments and $3.0 million of equipment purchases.

Net cash used in investing activities was $6.9 million for the six months ended June 30, 2014. This resulted primarily from $4.2 million in net purchases of short-term and long-term investments and $2.7 million of equipment purchases.

Net cash used in financing activities was $5.1 million for the six months ended June 30, 2015. Net cash used in financing activities was primarily due to $5.3 million used to repurchase common stock pursuant to our stock repurchase program, and $0.3 million used to pay tax withholdings related to net share settlements of RSUs, which offset proceeds of $0.3 million from the sale of our common stock through our ESPP and $0.2 million from the exercise of options to purchase shares of our common stock.

Net cash used in financing activities was $1.6 million for the six months ended June 30, 2014. Net cash used in financing activities was primarily due to $2.2 million used to pay tax withholdings related to net share settlements of RSUs, which offset proceeds of $0.3 million from the sale of our common stock through our ESPP and $0.2 million from the exercise of options to purchase shares of our common stock.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2015.

Contractual Obligations

The lease on our corporate headquarters in Sunnyvale, California, has a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease will expire in January 2016.

In Taiwan, we lease a total of 34,406 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from January 2016 to January 2017.

In China, we lease 132,993 square foot in Shenzhen, China, pursuant to a lease which will expire in October 2019. In December 2014, we entered into two lease agreements for our manufacturing facilities next to our facility in Shenzhen, China. Each facility is 55,285 square feet and both leases expire in December 2019.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of June 30, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $2.2 million as of this date.

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

From inception through June 30, 2015, we had an accumulated deficit of $18.2 million.

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

We depend on a small number of customers for a significant portion of our revenues, and one customer for approximately 37% of our revenues for the three months ended June 30, 2015 and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the three months ended June 30, 2015 and 2014, our 10 largest customers comprised 78.4% and 77.8% of our total revenues, respectively. One Web 2.0 customer accounted for 37.1% and 40.8% of our total revenues for the three and six months ended June 30, 2015, respectively. Two customers accounted for 34.7% and 15.6% of our total revenues for the three months ended June 30, 2014. Two customers accounted for 42.3% and 11.3% of our total revenues for the six months ended June 30, 2014.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from one or more significant customers would likely harm our financial condition and results of operations. Changes in purchasing by these customers may also cause our operating results to fluctuate from period to period, as was the case in the first quarter of 2015.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in selling our optical passive products, our business may be harmed.

Sales of our connectivity products accounted for 79.1% and 68.7% of our revenues in the quarters ended June 30, 2015 and 2014, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic instability, the debt crisis in Greece, slowing growth in China and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slow global economic growth going forward. These factors, combined with volatile oil prices, weak business and consumer confidence, a volatile stock market and prolonged unemployment, have precipitated an economic slowdown and recession. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

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

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Oclaro Inc., JDS Uniphase Corp., Molex Inc., Senko Advanced Components and TE Connectivity. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

As of June 30, 2015, we had 36 full-time employees in Sunnyvale, California, 377 full-time employees in Taiwan, and 1,425 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods.

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

We are subject to complex taxation rules and practices, which may affect our results of operations.

As a multinational company, we are required to comply with increasingly complex taxation rules and practices in the U.S. and abroad. The development of our tax strategies requires expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business, by lapses of the availability of the U.S. research and development tax credit or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of June 30, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $2.2 million as of this date. Although we have implemented hedging strategies designed to mitigate foreign currency risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On November 30, 2011 and October 29, 2014, we announced programs to repurchase up to $6.0 million and $15.0 million, respectively, worth of our outstanding common stock. Repurchases under the programs may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any amount of common stock in any period and the programs may be modified or suspended at any time. As of June 30, 2015, we completed the stock repurchase programs.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase programs during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs *
April 1 - April 30, 2015	60,315	$18.9364	60,315	$194,048
May 1 - May 31, 2015	10,507	$18.4477	10,507	$8
June 1 - June 30, 2015	-	-	-	$8
Total	70,822	$15.9740	70,822	$8
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
__________________

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

Dated: August 7, 2015

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