Form 10-Q
period 2015-09-30
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2015-11-06
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

     (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 30, 2015, 17,384,733 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,115	$22,723
Short-term investments	34,369	31,857
Accounts receivable, net	10,549	10,806
Inventories, net	10,184	9,305
Deferred tax asset	3,955	3,690
Prepaid expenses and other current assets	2,265	2,077
Total current assets	75,437	80,458

Long-term investments	10,774	10,635
Property and equipment, net	16,117	13,868
Other assets	245	212
Total assets	$102,573	$105,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,014	$9,236
Accrued expenses	7,927	8,699
Total current liabilities	14,941	17,935

Other long-term liabilities	966	978
Total liabilities	15,907	18,913

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at September 30, 2015 and
December 31, 2014.	-	-
Common stock, par value $0.001: 100,000,000 shares authorized;
17,424,477 and 17,942,595 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively.	17	18
Additional paid-in-capital	100,812	111,622
Accumulated deficit	(14,567)	(26,817)
Accumulated other comprehensive income	404	1,437

Stockholders' equity	86,666	86,260

Total liabilities and stockholders' equity	$102,573	$105,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$18,060	$18,096	$64,768	$67,177
Cost of revenues	10,963	10,957	38,384	40,429
Gross profit	7,097	7,139	26,384	26,748
Operating expenses:
Research and development	1,009	1,068	3,321	3,243
Selling, marketing and administrative	2,373	1,924	7,171	6,321
Total operating expenses	3,382	2,992	10,492	9,564
Income from operations	3,715	4,147	15,892	17,184
Interest and other income, net	148	226	536	559
Income before income taxes	3,863	4,373	16,428	17,743
Provision for income taxes	(210)	(70)	(4,177)	(4,643)
Net income	$3,653	$4,303	$12,251	$13,100
Cumulative translation adjustments	(1,732)	(319)	(1,036)	(380)
Unrealized gain (loss) on investments	15	(2)	2	(6)
Comprehensive income	$1,936	$3,982	$11,217	$12,714

Net income per share:
Basic	$0.20	$0.23	$0.69	$0.71
Diluted	$0.20	$0.23	$0.67	$0.69
Shares used in computing net income per share:
Basic	17,850	18,629	17,848	18,529
Diluted	18,227	19,103	18,199	19,036

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Income	$12,251	$13,100
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,987	2,140
Loss on disposal of property and equipment	8	3
Stock-based compensation	2,120	1,683
Provision for inventory	60	(115)
Deferred tax assets	1,013	2,625
Changes in assets and liabilities:
Accounts receivable	162	912
Inventories	(1,240)	1,840
Prepaid expenses and other current assets	94	141
Other assets	(39)	32
Accounts payable	(1,912)	(2,312)
Accrued expenses	(852)	1,106
Other long-term liabilities	13	20
Net cash provided by operating activities	13,665	21,175

Cash flows from investing activities:
Purchase of short-term investments	(55,380)	(25,620)
Proceeds from sales and maturities of investments	52,161	24,489
Purchase of long-term investments	(139)	(136)
Purchase of property and equipment	(4,692)	(3,615)
Net cash used in investing activities	(8,050)	(4,882)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	343	340
Proceeds from the exercise of stock options	664	580
Tax payments related to net share settlements of RSUs	(329)	(2,211)
Repurchase of common stock	(14,887)	-
Net cash used in financing activities	(14,209)	(1,291)

Effect of exchange rate changes on cash and cash equivalents	(14)	(180)
Net (decrease) increase in cash and cash equivalents	(8,608)	14,822
Cash and cash equivalents at beginning of period	22,723	18,603
Cash and cash equivalents at end of period	$14,115	$33,425

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,374	$922

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the nine months ended September 30, 2015 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of money market, corporate bonds and certificates of deposit.

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

Concentrations of Risk

Connectivity products contributed 69.3% and 77.1% of the Company’s revenues for the three months ended September 30, 2015 and 2014, respectively. The Company’s optical passive products contributed 30.7% and 22.9% of the Company’s revenues for the three months ended September 30, 2015 and 2014, respectively.

Connectivity products contributed 76.5% and 74.6% of the Company’s revenues for the nine months ended September 30, 2015 and 2014, respectively. The Company’s optical passive products contributed 23.5% and 25.4% of the Company’s revenues for the nine months ended September 30, 2015 and 2014, respectively.

In the three months ended September 30, 2015 and 2014, the Company’s 10 largest customers comprised 70.7% and 71.2% of the Company’s revenues, respectively. For the three months ended September 30, 2015, two customers accounted for 13.9% and 10.7% of the Company’s revenues, respectively. The amount due from these two customers was $2.1 million at September 30, 2015. For the three months ended September 30, 2014, one customer accounted for 35.5% of the Company’s revenues.

In the nine months ended September 30, 2015 and 2014, the Company’s 10 largest customers comprised 75.4% and 76.2% of the Company’s revenues, respectively. For the nine months ended September 30, 2015, one customer accounted for 33.4% of the Company’s revenues. For the nine months ended September 30, 2014, two customers accounted for 40.5% and 10.0% of the Company’s revenues.

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

In August 2014, FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period and to provide related footnote disclosures in certain circumstances. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements.

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

3. Stockholders’ Equity

Stock Repurchase Programs. On August 24, 2015, October 29, 2014, and November 30, 2011 the Company announced programs to repurchase up to $25 million, $15 million, and $6 million, respectively, worth of the Company’s outstanding common stock. Repurchases under the programs may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the programs may be modified or suspended at any time. The duration of the repurchase programs is open-ended.

For the three months ended September, 30, 2015, an aggregate of 528,038 shares of common stock had been repurchased under the August 2015 program.

For the nine months ended September, 30, 2015, an aggregate of 313,477 shares of common stock had been repurchased under the October 2014 program and an aggregate of 1,082 shares of common stock had been repurchased under the November 2011 program.

As of September 30, 2015, both of the October 2014 and November 2011 repurchase programs were closed.

4. Stock-based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) was determined using the Black-Scholes Model.

Pursuant to the Company’s 2000 Stock Incentive Plan (the “2000 Plan”), participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive shares of the Company’s common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year, over three years at a rate of 33.3 percent per year, over four years at a rate of 25 percent per year or over five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the vesting term of each award.

Options granted under the 2000 Plan generally vest over four years. Options have a ten year contractual term.

The following information relates to stock option activity for the nine months ended September 30, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2014	693,100	$9.08
Granted	22,000	16.60
Exercised	(98,700)	6.73
Forfeited	(62,400)	12.16
Outstanding at September 30, 2015	554,000	$9.45	7.72 Years	$4,245,879
Vested and expected to vest at September 30, 2015	539,695	$9.43	7.70 Years	$4,149,051
Exercisable at September 30, 2015	140,467	$5.83	5.99 Years	$1,583,529

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised was $0.5 million and $1.1 million for the three and nine months ended September 30, 2015, respectively. The total intrinsic value of options exercised was $0.3 million and $1.3 million for the three and nine months ended September 30, 2014, respectively.

No options were granted during the three months ended September 30, 2015. Options to purchase 22,000 shares of common stock were granted during the nine months ended September 30, 2015. As of September 30, 2015, there was $6.7 million of unrecognized compensation expense related to share-based compensation arrangements granted under the 2000 Plan. The compensation expense is expected to be realized over four years.

Cash received from option exercises during the nine months ended September 30, 2015 and 2014 was $0.7 million and $0.6 million, respectively, and is included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

During the nine months ended September 30, 2015, a total of 31,279 shares were issued under the ESPP and cash received from purchases of common stock pursuant to the ESPP was $0.3 million.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Included in cost of revenue	$137	$87	$395	$379
Included in operating expenses:
Research and development	51	44	155	191
Selling, marketing and administrative	666	305	1,570	1,113
Total	717	349	1,725	1,304
Total stock-based compensation expense	$854	$436	$2,120	$1,683

5. Inventories, net (in thousands)

	September 30,	December 31,
	2015	2014
Inventories:
Finished goods	$2,808	$2,545
Work-in-process	4,216	2,970
Raw materials	3,160	3,790
	$10,184	$9,305

The inventory balances shown above are presented net of an allowance for excess and obsolete inventories of $1.5 million and $2.4 million at September 30, 2015 and December 31, 2014, respectively.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$3,653	$4,303	$12,251	$13,100
Denominator:
Shares used in computing net income per share:
Basic	17,850	18,629	17,848	18,529
Diluted	18,227	19,103	18,199	19,036
Net income per share:
Basic	$0.20	$0.23	$0.69	$0.71
Diluted	$0.20	$0.23	$0.67	$0.69

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

The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets. The Company’s effective tax rate was 25.4% and 26.2% for the nine months ended September 30, 2015 and 2014, respectively.

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

Indemnification and Product Warranty

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of September 30, 2015, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and nonconformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.07 million and $0.08 million for warranty reserves at September 30, 2015 and December 31, 2014, respectively.

Operating Leases

The Company leases office space under long-term operating leases expiring at various dates through 2019.

The Company’s aggregate future minimum facility lease payments as of September 30, 2015 were as follows (in thousands):

Years ending December 31:
2015 (remaining three months of the year)	$243
2016	1,024
2017	657
2018	430
2019	377
Total	$2,731

10. Related Party Transactions

As of September 30, 2015, based on information filed with the Securities and Exchange Commission in September 2015, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 15.6% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

Sales of products to Hon Hai were $0.01 million and $0.02 million for the three and nine months ended September 30, 2015, respectively. Purchases of raw materials from Hon Hai were $0.5 million and $1.7 million for the three and nine months ended September 30, 2015, respectively. Amounts due from Hon Hai were $0.01 million at September 30, 2015. Amounts due to Hon Hai were $0.5 million at September 30, 2015.

Sales of products to Hon Hai were $0.01 million and $0.03 million for the three and nine months ended September 30, 2014, respectively. Purchases of raw materials from Hon Hai were $0.4 million and $1.4 million for the three and nine months ended September 30, 2014, respectively. Amounts due from Hon Hai were $0.01 million at September 30, 2014. Amounts due to Hon Hai were $0.4 million at September 30, 2014.

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

In accordance with the U.S. GAAP Codification Topic 820, the following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$2,325	$2,325	$-	$-
Marketable Securities:
Time deposits	19,273	19,273	-	-
Corporate bonds	15,096	-	15,096	-
Long-term investments:
Time deposits	10,774	10,774	-	-
Total	$47,468	$32,372	$15,096	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,070	$4,070	$-	$-
Marketable Securities:
Time deposits	21,782	21,782	-	-
Corporate bonds	10,075	-	10,075	-
Long-term investments:
Time deposits	10,635	10,635	-	-
Total	$46,562	$36,487	$10,075	$-

As of September 30, 2015 and December 31, 2014, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments consist certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
North America	$7,736	$11,594	$37,872	$40,202
Europe	4,058	2,596	13,691	14,754
Asia	6,266	3,906	13,205	12,221
	$18,060	$18,096	$64,768	$67,177

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Connectivity Products	$12,512	$13,943	$49,578	$50,143
Optical Passive Products	5,548	4,153	15,190	17,034
	$18,060	$18,096	$64,768	$67,177

	September 30,	December 31,
	2015	2014
Property and Equipment
United States	$192	$185
Taiwan	8,624	8,568
China	7,301	5,115
	$16,117	$13,868

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, risks associated with our international operations, cyber-security risks, fluctuations in demand for our products, declines in average selling prices, pricing pressures from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of raw materials or components, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our connectivity products contributed revenues of $12.5 million, or 69.3%, and $13.9 million, or 77.1%, for the three months ended September 30, 2015 and 2014, respectively. Our optical passive products contributed revenues of $5.5 million, or 30.7%, and $4.2 million, or 22.9%, for the three months ended September 30, 2015 and 2014, respectively.

Our connectivity products contributed revenues of $49.6 million, or 76.5%, and $50.1 million, or 74.6%, for the nine months ended September 30, 2015 and 2014, respectively. Our optical passive products contributed revenues of $15.2 million, or 23.5%, and $17.0 million, or 25.4%, for the nine months ended September 30, 2015 and 2014, respectively.

In the three months ended September 30, 2015 and 2014, our 10 largest customers comprised 70.7% and 71.2% of our revenues, respectively. For the three months ended September 30, 2015, two customers accounted for 13.9% and 10.7% of our revenues. For the three months ended September 30, 2014, one customer accounted for 35.5% of our revenues.

In the nine months ended September 30, 2015 and 2014, our 10 largest customers comprised 75.4% and 76.2% of our revenues, respectively. For the nine months ended September 30, 2015, one customer accounted for 33.4% of our revenues. For the nine months ended September 30, 2014, two customers accounted for 40.5% and 10.0% of our revenues.

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

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.7	60.6	59.3	60.2
Gross profit	39.3	39.4	40.7	39.8
Operating expenses:
Research and development	5.6	5.9	5.1	4.8
Selling, marketing and administrative	13.1	10.6	11.1	9.4
Total operating expenses	18.7	16.5	16.2	14.2

Income from operations	20.6	22.9	24.5	25.6
Interest and other income, net	0.8	1.3	0.9	0.8
Net income before income taxes	21.4	24.2	25.4	26.4
Provision for income taxes	(1.2)	(0.4)	(6.4)	(6.9)
Net income	20.2%	23.8%	19.0%	19.5%

Revenues. Revenues were $18.1 million for each of the three months ended September 30, 2015 and 2014. Our largest customer reduced its orders compared to the same period in 2014, but additional orders from other customers resulted in total revenue that was similar for the three months ended September 30, 2015 and 2014. Revenues were $64.8 million and $67.2 million for the nine months ended September 30, 2015 and 2014, respectively. Revenues decreased 3.6% in the nine months ended September 30, 2015 from the same period in 2014. The decrease was mainly due to decreased volume shipments of products in telecom and datacom market applications.

Cost of Revenues. Cost of revenues was $11.0 million for each of the three months ended September 30, 2015 and 2014. Cost of revenues as a percentage of revenues increased to 60.7% for the three months ended September 30, 2015 from 60.6% for the three months ended September 30, 2014.

Cost of revenues was $38.4 million and $40.4 million for the nine months ended September 30, 2015 and 2014, respectively. Cost of revenues as a percentage of revenues decreased to 59.3% for the nine months ended September 30, 2015 from 60.2% for the nine months ended September 30, 2014. The lower percentage cost of revenues for the nine months ended September 30, 2015 resulted from lower sales and the change in the mix of products sold.

Gross Profit. Gross profit was $7.1 million for each of the three months ended September 30, 2015 and 2014. Gross profit as a percentage of revenue decreased to 39.3% for the three months ended September 30, 2015 from 39.4% for the three months ended September 30, 2014.

Gross profit decreased to $26.4 million, or 40.7% of revenues, for the nine months ended September 30, 2015 from $26.7 million, or 39.8% of revenues, for the same period in 2014. For the three and nine months ended September 30, 2015, the lower gross profit was due to decreased revenues.

Research and Development Expenses. Research and development expenses were $1.0 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. Research and development expenses increased to $3.3 million for the nine months ended September 30, 2015 from $3.2 million for the same period in 2014. The higher research and development expenses were due to higher capital investments for new product development.

As a percentage of revenues, research and development expenses decreased to 5.6% in the three months ended September 30, 2015 from 5.9% for the same period in 2014. As a percentage of revenues, research and development expenses increased to 5.1% in the nine months ended September 30, 2015 from 4.8% for the same period in 2014. The higher research and development expenses as a percentage of revenues were mainly due to decreased revenue levels. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses increased to $2.4 million for the three months ended September 30, 2015 compared to $1.9 million for the three months ended September 30, 2014. Sales, marketing and administrative expenses increased to $7.2 million for the nine months ended September 30, 2015 from $6.3 million for the same period in 2014. The higher expenses for the three and nine months ended September 30, 2015 were primarily due to higher stock based compensation charges and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

As a percentage of revenues, sales, marketing and administrative expenses increased to 13.1% in the three months ended September 30, 2015 from 10.6% for the same period in 2014. As a percentage of revenues, sales and marketing expenses increased to 11.1% in the nine months ended September 30, 2015 from 9.4% for the same period in 2014. The higher expenses as a percentage of revenues for the three and nine months ended September 30, 2015 were mainly due to decreased revenue levels. We expect sales, marketing and administrative expenses will remain relatively flat in the next quarter.

Stock-Based Compensation. Stock-based compensation expense increased to $0.9 million for the three months ended September 30, 2015 from $0.4 million for the same period in 2014. Stock-based compensation expense increased to $2.1 million for the nine months ended September 30, 2015 from $1.7 million for the same period in 2014. The increase was primarily due to RSUs granted in April 2015.

Interest and Other Income, Net. Interest and other income, net, was $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Interest and other income, net, was $0.5 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts consisted primarily of interest income which fluctuated based on cash balances and changes in interest rates.

Income Tax Expense. Income tax expense was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively.

Income tax expense was $4.2 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in income tax expense for the nine months ended September 30, 2015 was due to utilization of research credits as well as a higher percentage of income attributed to operations in China and Taiwan, which are generally subject to lower income taxes.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $14.1 million and short-term investments of $34.4 million. Long-term investments at September 30, 2015 were $10.8 million.

Net cash provided by operating activities was $13.7 million for the nine months ended September 30, 2015. Net cash provided by operating activities was primarily due to net income of $12.3 million, an increase in total depreciation and stock based compensation of $4.1 million, and an increase in deferred tax assets of $1.0 million which were offset by a $1.9 million decrease in accounts payable, a $1.2 million increase in inventory, and an $0.8 million decrease in accrued liabilities.

Net cash provided by operating activities was $21.2 million for the nine months ended September 30, 2014. Net cash provided by operating activities was primarily due to net income of $13.1 million, a decrease in deferred tax assets of $2.6 million, a decrease in inventory of $1.7 million, an increase in accrued expenses of $1.1 million, a decreased in accounts receivable of $0.9 million, and an increase in total depreciation and stock based compensation of $3.8 million. These were offset by a $2.3 million decrease in accounts payable.

Net cash used in investing activities was $8.0 million for the nine months ended September 30, 2015. This resulted from $4.7 million of equipment purchases and $3.2 million in net purchases of short-term investments.

Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2014. This resulted primarily from $3.6 million of equipment purchases and $1.1 million in net purchases of short-term investments.

Net cash used in financing activities was $14.2 million for the nine months ended September 30, 2015. Net cash used in financing activities was primarily due to $14.9 million used to repurchase common stock pursuant to our stock repurchase program, and $0.3 million used to pay tax withholdings related to net share settlements of RSUs, which offset proceeds of $0.7 million from the exercise of options to purchase shares of our common stock and $0.3 million from the sale of our common stock through our ESPP.

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

On August 24, 2015, we announced a program to repurchase up to $25 million worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirement and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of September 30, 2015, approximately $15 million is remaining under this repurchase program. The duration of the repurchase program is open-ended.

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

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2015.

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

In China, we lease a 132,993 square foot facility in Shenzhen, pursuant to a lease which will expire in October 2019. In December 2014, we entered into two lease agreements for our manufacturing facilities next to our facility in Shenzhen, China. Each facility is 55,285 square feet and both leases expire in December 2019.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of September 30, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10% against the dollar, our net asset balance would decrease by approximately $1.8 million as of this date.

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

From inception through September 30, 2015, we had an accumulated deficit of $14.6 million.

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

In the three months ended September 30, 2015 and 2014, our 10 largest customers comprised 70.7% and 71.2% of our revenues, respectively. In the nine months ended September 30, 2015 and 2014, our 10 largest customers comprised 75.4% and 76.2% of our revenues, respectively. One Web 2.0 customer accounted for 13.9% and 33.4% of our revenues for the three and nine months ended September 30, 2015.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. For example, a significant customer ordered fewer products in the third quarter of 2015 and 2014 than we expected, and this had an adverse effect on our operating results. The loss of any significant customer, a significant reduction or fluctuations in sales we make to a customer, or any problems collecting receivables from one or more significant customers would likely harm our financial condition and results of operations. Changes in purchasing levels by these customers may also cause our operating results to fluctuate from period to period.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in selling our optical passive products, our business may be harmed.

Sales of our connectivity products accounted for 69.3% and 77.1% of our revenues in the quarter ended September 30, 2015 and 2014, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have and expect to continue to experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

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

As of September 30, 2015, we had 33 full-time employees in Sunnyvale, California, 373 full-time employees in Taiwan, and 1240 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience difficulties in design, manufacturing, marketing and other areas that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.0 million and $3.3 million for the three and nine months ended September 30, 2015, respectively. We intend to continue to invest in our research and product development efforts and the amount of our future investments may be substantial, which could have a negative impact on our earnings in future periods.

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

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of September 30, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $1.8 million as of this date. Although we have implemented hedging strategies designed to mitigate foreign currency risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On August 24, 2015, we announced a program to repurchase up to $25.0 million, worth of our outstanding common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. We are not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. As of September 30, 2015, approximately $15.4 million was remaining to purchase shares of our common stock under the August 2015 repurchase program.

The following table sets forth information with respect to purchases of our common stock pursuant to the repurchase program during the periods indicated:

Maximum
Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
July 1 - July 31, 2015	-	-	-	-
August 1 - August 31, 2015	24,100	$17.9754	24,100	$24,566,374
September 1 - September 30, 2015	503,938	$17.8531	503,938	$15,434,465
Total	528,038	$15.9740	528,038	$15,434,465
____________________

* Represents dollar amount

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

Dated: November 6, 2015

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