Form 10-K
period 2015-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2016-03-11
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to___________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]        No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based upon the closing sale price on The Nasdaq Global Market on June 30, 2015) was approximately $241,321,495.

As of March 2, 2016 there were 15,788,585 shares of Common Stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Security Ownership of Certain Beneficial Owners) and 13 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2016 Annual Meeting of Stockholders to be held on May 20, 2016.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

2015 FORM 10-K

i

PART I

Item 1. Business

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of anticipated investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, risks associated with our international operations, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions related to our financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the development of the metropolitan, last mile access, data center and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, fluctuations in demand for our products, declines in average selling prices, pricing pressure from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of a raw material component, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, taxation levels, costs associated with being a public company, compliance with laws and regulations applicable to us, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2015, we had 74 United States patents issued or assigned to us and had 14 United States patent applications pending. Our U.S. patents expire between May 2016 and December 2035. We also have 6 foreign patents issued, and 2 foreign patent applications pending. Our foreign patents issued will expire between August 2016 and April 2030. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to license offers and infringement claims as the number of products and competitors in our market grows and the functions of products overlap. Patents of third parties may be determined to be valid, or some of our products may ultimately be determined to infringe them. Other companies may pursue litigation with respect to those or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we could be required to obtain licenses to the infringing technology, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. Licenses may not be available from third parties either on commercially reasonable terms or at all. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results, financial condition, or cash flows. As of December 31, 2015, we were not aware of infringement claims or litigation pending against us.

Customers

We sell our products to communications equipment manufacturers that incorporate our products into their systems that they in turn sell to network service providers. In certain cases, we sell our products to other component manufacturers for resale or inclusion in their products. In the year ended December 31, 2015, we sold our products to more than 200 customers. One customer accounted for 31.0%, 39.6% and 35.3% of our revenues in the years ended December 31, 2015, 2014 and 2013, respectively. The following is a summary of our revenues by geographic segment (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues
United States	$41,624	$49,556	$41,350
Rest of North America	3,409	2,545	1,465
Europe	17,513	18,102	15,604
China	8,141	9,278	8,854
Rest of Asia	10,502	6,506	8,797
	$81,189	$85,987	$76,070

Additional geographic and segment related information can be found in Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report Form 10-K.

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

Our principal competitors in the components market include JDS Uniphase Corp., Molex Inc. Oclaro Inc., Senko Advanced Components and TE Connectivity. We estimate that we had over 20 competitors in the components market as of December 31, 2015. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with a large number of niche companies that offer a more limited product line. Competitors throughout the optical component industry, including those who sell active components, may rapidly become competitors in portions of our business. Competitors who provide both active and passive components may have a competitive advantage because they provide a more complete product solution than we provide. In addition, our industry has continued to experience significant consolidation, and we anticipate that further consolidation will occur. This consolidation has further increased and we believe will further increase competition. We expect significant pricing pressure from our competitors that may negatively affect our margins. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Product Development

As of December 31, 2015, we had a total of 84 engineers and technicians that are directly involved in research and development of our products located in the United States, Taiwan and China. Our engineering team has extensive design, packaging, processing, and software experience in optical components, interfaces and systems.

Our primary product development center is located in Sunnyvale, California, where we opened our Photonics Technology Center in March 2001. Our Taiwanese subsidiary also engages in product development. Our research and development expenses were $4.4 million, $4.3 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We spend a substantial proportion of our financial resources to develop new technologies and products to serve the next generation communication markets.

Sources and Availability of Raw Materials

We make significant purchases of key materials, components and equipment, including ferrules, filters and other components from third party suppliers. We have established multiple sources from which to obtain our critical raw materials and components. If there is a significant surge in demand, we may have difficulty obtaining sufficient quantities of these materials or components, which may result in delays, increased costs, and reductions in our product shipments.

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

Employees

As of December 31, 2015, we had 1,576 full-time employees, including 35 located in the United States, 389 in Taiwan and 1,152 in China. Of our full-time employees, 84 are engaged in research and development, 1,378 are engaged in manufacturing production, 25 are engaged in sales, marketing, application support and customer service, and 89 are engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

From inception through December 31, 2015, we had an accumulated deficit of $13.8 million.

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

We depend on a small number of customers for a significant portion of our revenues, and one customer accounted for approximately 31% of our revenues in 2015 and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the years ended December 31, 2015, 2014 and 2013, our 10 largest customers comprised 71.7%, 74.3% and 75.6% of our revenues, respectively. One customer accounted for 31.0%, 39.6% and 35.3% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. For example, a significant customer ordered fewer products in the third and fourth quarters of 2015 than we expected, and this had an adverse effect on our operating results. The loss of any significant customer, a significant reduction or fluctuations in sales we make to a customer, or any problems collecting receivables from one or more significant customers would likely harm our financial condition and results of operations. Changes in purchasing levels by these customers may also cause our operating results to fluctuate from period to period.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in selling our optical passive products, our business may be harmed.

Sales of our connectivity products accounted for 75.5%, 75.3% and 75.8% of our revenues in the years ended December 31, 2015, 2014 and 2013, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic instability, slowing growth in China and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth. These factors, combined with low oil prices, weak business and consumer confidence, a volatile stock market and unemployment levels, have resulted in an economic slowdown. If the economic climate in the U.S. and abroad does not improve or deteriorates, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

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

Our future success will depend on our ability to migrate existing customers to our new products and our ability to attract additional customers. Some of our present customers are relatively new companies. The growth of our customer base could be adversely affected by:

●	customer unwillingness to implement out products;
●	any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;
●	the success of our customers;
●	excess inventory in the telecommunications industry;
●	new product introductions by our competitors;
●	any failure of our products to perform as expected; or
●	any difficulty we may incur in meeting customers’ delivery requirements or product specifications.

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

The market for fiber optic components is intensely competitive. We believe that our principal competitors are the major manufacturers of optical components and integrated modules, including vendors selling to third parties and business divisions within communications equipment suppliers. Our principal competitors in the components market include Oclaro Inc., JDS Uniphase Corp., Molex Inc, Senko Advanced Components and TE Connectivity. We believe that we primarily compete with diversified suppliers for the majority of our product line and to a lesser extent with niche companies that offer a more limited product line. Competitors in any portion of our business may also rapidly become competitors in other portions of our business.

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

As of December 31, 2015, we had 35 full-time employees in Sunnyvale, California, 389 full-time employees in Taiwan, and 1,152 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

●	improve existing and implement new operational, financial and management controls, reporting systems and procedures;
●	hire, train, motivate and manage additional qualified personnel, especially if we experience a significant increase in demand for our products;
●	comply with numerous laws, rules and regulations related to our business both domestically and outside the United States;
●	effectively expand or reduce our manufacturing capacity, attempting to adjust it to customer demand; and
●	effectively manage relationships with our customers, suppliers, representatives and other third parties.

In addition, we must continue to coordinate our domestic and international operations and maintain the necessary infrastructure to implement our international strategy. If we are not able to manage our operations in an efficient and timely manner, our business will be severely harmed.

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $4.4 million, $4.3 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

The distribution of any earnings of our foreign subsidiaries to the United States may be subject to United States income taxes, thus reducing our net income.

We hold a significant amount of cash and cash equivalents outside the United States in our foreign subsidiaries that may not be readily available to meet certain of our cash requirements in the United States. If we are unable to address our U.S. cash requirements through operations, through borrowings or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are deemed permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition. We have not recorded a deferred tax liability of approximately $0.7 million related to U.S. federal and state income taxes and foreign withholding taxes on approximately $26.0 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings outside of the U.S. Any such taxes would reduce our net income in the period in which these earnings are distributed. In addition, any significant change to the tax system in the U.S. or in other jurisdictions, including changes in the taxation of international income, could adversely affect our financial results.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of December 31, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $1.4 million as of this date. Although we have implemented hedging strategies designed to mitigate foreign currency risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In the United States, we lease a total of approximately 18,088 square feet of administrative, sales, marketing, product development and manufacturing space in one building located in Sunnyvale, California pursuant to a lease that expired in January 2016. In October 2015, we amended the lease to extend the term through July 31, 2017.

In Taiwan, we lease a total of 34,406 square feet in one facility located in Tu-Cheng City, Taiwan. This lease expires at various times from December 2016 to January 2017. We also own 10,623 square feet of space immediately adjacent to our leased facility. In December 2013, we purchased 6,960 square feet of space that we previously leased for $1.6 million. In April 2014, we also purchased 10,633 square feet of space we previously leased for $1.6 million, bringing the total square footage occupied in Taiwan to 62,622 square feet.

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Our executive officers as of December 31, 2015 were as follows:

Peter C. Chang, 58, has served as our Chairman of the Board, Chief Executive Officer, President and Secretary since our formation in December 1995. From 1990 through 1995, Mr. Chang was Division Manager at Hon Hai Holding. From 1984 through 1988, he was an engineer at AlliedSignal Inc. and from 1988 through 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from the National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University.

David A. Hubbard, 56, has served as our Executive Vice President, Sales and Marketing since January 2011. Prior to that, Mr. Hubbard served as Vice President, Sales and Marketing since October 1996. From February 1995 to September 1996, Mr. Hubbard was Director of Marketing/Business Development at Tracor/AEL Industries. From 1985 to 1995, Mr. Hubbard held several product line and business management positions at Tyco Electronics/ AMP inc. Mr. Hubbard received his M.S. from University of Connecticut and his B.S. from State University of New York.

Anita K. Ho, 69, has served as our Acting Chief Financial Officer since July 2002. From October 2000 to July 2007, Ms. Ho has also served as our Corporate Controller. From 1998 to 2000, Ms. Ho was a Finance Manager at 3Com Corporation. From 1995 through 1998, Ms. Ho was a member of the finance staff at 3Com Corporation. Ms. Ho received a B.S. in Accounting from Soochow University in Taipei, Taiwan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001, is traded on The Nasdaq Global Market under the ticker symbol “AFOP”. The following table summarizes the high and low sale prices for our common stock for the periods indicated as reported on The Nasdaq Global Market:

		High	Low
2015
	First Quarter	$16.33	$15.85
	Second Quarter	$19.45	$18.86
	Third Quarter	$19.25	$18.45
	Fourth Quarter	$16.01	$15.44

2014
	First Quarter	$14.37	$13.61
	Second Quarter	$19.36	$18.37
	Third Quarter	$15.22	$14.60
	Fourth Quarter	$13.29	$12.73

As of March 2, 2016, our common stock was held by 32 stockholders of record (not including beneficial holders of common stock held in street name).

Dividends

We did not declare a cash dividend in 2015. We declared a cash dividend of $0.15 per share in November 2014, which was paid in December 2014. We also declared a cash dividend of $0.15 per share in November 2013, which was paid in December 2013. The board of directors will determine future cash dividends, if any. The decision to declare future dividends is dependent upon a variety of factors related to our business and applicable law, among others, and we cannot assure you that we will pay dividends in the future. There are currently no contractual restrictions on our ability to pay dividends.

Stock Repurchase Program

On August 24, 2015, October 29, 2014, and November 30, 2011 the Company announced programs to repurchase up to $25 million, $15 million, and $6 million, respectively, worth of the Company’s outstanding common stock. On November 20, 2015 the Company increased the 2015 program from $25 million to $35 million. Repurchases under the programs may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the programs may be modified or suspended at any time. The duration of the repurchase programs is open-ended.

As of December 31, 2015, all of the repurchase programs were closed.

The following table sets forth information with respect to purchases of our common stock pursuant to the August 2015 repurchase program during the periods indicated:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
			Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	Per Share	Programs	Programs *
October 1 - October 31, 2015	42,144	$17.4210	42,144	$14,695,209
November 1 - November 30, 2015	595,477	$14.4460	595,477	$16,049,415
December 1 - December 31, 2015	1,030,973	$15.4005	1,030,973	$149,556
Total	1,668,594	$15.7558	1,668,594	$149,556

* Represents dollar amount

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Performance Graph

The following information is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph shows the five-year cumulative total stockholder return (change in stock price plus reinvested dividends) assuming the investment of $100 on December 31, 2010 in each of our Common Stock, the Nasdaq Telecommunications Index, and the Nasdaq Composite Index. The comparisons in the table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our Common Stock.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Alliance Fiber Optic Products	$100.00	$175.00	$442.56	$431.85	$451.19
Nasdaq Telecommunications	100.00	102.00	126.50	137.77	127.44
Nasdaq Composite	100.00	115.91	160.32	181.80	192.21

Item 6. Selected Financial Data

The following data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8, “Financial Statements and Supplementary Data” of this report. The selected consolidated balance sheet data at December 31, 2015 and 2014 and the selected consolidated statements of operations data for each of the years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The selected consolidated balance sheet data at December 31, 2013, 2012 and 2011 and the selected consolidated statements of operations data for each of the years ended December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations Data:
Revenues	$81,189	$85,987	$76,070	$46,611	$42,020
Cost of revenues	48,154	51,770	46,952	30,617	28,578
Research and development	4,411	4,340	3,702	3,298	3,181
Selling, marketing and administrative	9,430	8,274	8,315	6,967	6,447
Operating income	19,194	21,603	17,101	5,729	3,814
Interest and other income, net	623	769	708	727	553
Income before taxes	19,817	22,372	17,809	6,456	4,367
Benefit (provision) for income taxes	(6,779)	(7,864)	999	3,185	64
Net income	13,038	14,508	18,808	9,641	4,431

Net income per share (1):
Basic	$0.74	$0.78	$1.06	$0.55	$0.25
Diluted	0.73	0.77	1.02	0.54	0.25

Shares used in computing net income per share (1):
Basic	17,648	18,488	17,785	17,596	17,734
Diluted	17,945	18,935	18,481	17,861	18,218

Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securitites	$34,809	$65,215	$57,132	$43,549	$49,685
Total assets	80,633	105,173	100,565	71,353	71,673
Long-term liabilities	2,194	978	600	616	691
Total stockholders' equity	62,870	86,260	81,174	60,031	63,614
____________________

(1) The per share information, including the number of shares used in basic and diluted net income per share, has been adjusted to reflect a two-for-one stock split on August 30, 2013.

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

Critical Accounting Policies and Estimates

General

Management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debt, inventories, asset impairments, income taxes, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values for assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowances for Doubtful Accounts and Sales Returns

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

Short-Term and Long-Term Investments

We generally invest our cash in certificates of deposit and corporate bonds. Such investments are made in accordance with our investment policy, which establishes guidelines relative to diversification and maturities designed to maintain safety and liquidity. These guidelines are periodically reviewed and modified in light of trends in yields and interest rates.

Valuation of Long-Lived Assets

We review the valuation of long-lived assets and assess the impairment of the assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable due to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of our use of the assets or the strategy for the overall business; and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We did not record any asset impairment charge for the years ended December 31, 2015, 2014 or 2013.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we considered the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced. As of December 31, 2015, 2014 and 2013, we did not have a valuation allowance recorded for deferred income tax assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2015, 2014 and 2013, the total amount of unrecognized tax benefits were $1.1 million, $1.1 million and $0.7 million respectively.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have not recorded a deferred tax liability of approximately $0.7 million related to U.S. federal and state income taxes and foreign withholding taxes on approximately $26.0 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Overview

We were founded in December 1995 and commenced operations to design, manufacture and market fiber optic interconnect products, which we call our connectivity products. We broadened our connectivity product line to include attenuators, planar lightwave circuit splitters, and fused fiber products. We started selling our optical passive products and other wavelength management products in July 2000. Since introduction, sales of optical passive products have fluctuated with the overall market for these products.

We market and sell our products predominantly through our direct sales force. From our inception through December 31, 2015, we derived the majority of our revenues from our connectivity product line. Our optical passive products contributed as a percentage of revenues 24.5%, 24.7% and 24.2% for the years ended December 31, 2015, 2014 and 2013, respectively. Our cost of revenues consists of raw materials, components, direct labor, manufacturing overhead and production start-up costs. We expect that our cost of revenues as a percentage of revenues will fluctuate from period to period based on a number of factors including:

●	changes in manufacturing volume;

●	costs incurred in establishing additional manufacturing lines and facilities;

●	inventory write-downs and impairment charges related to manufacturing assets;

●	mix of products sold;

●	changes in our pricing and pricing by our competitors;

●	mix of sales channels through which our products are sold; and

●	mix of domestic and international sales.

Research and development expenses consist primarily of salaries and related personnel expenses, fees paid to outside service providers, materials costs, test units, facilities, overhead and other expenses related to the design, development, testing and enhancement of our products. We expense our research and development costs as they are incurred. We believe that a significant level of investment for product research and development is required to remain competitive. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts during 2016.

Sales, marketing, and administrative expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. It also consists of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We intend to continue to invest amounts similar to our spending levels in 2015 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect administrative expenses will increase in absolute dollars to support our revenue growth, higher insurance premiums, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

We cannot be certain that our expenditures will result in higher revenues. In addition, we believe our future success depends upon establishing and maintaining successful relationships with a variety of key customers.

We own all of the outstanding common stock of Transian Technology Ltd. Co., a Taiwan corporation, which we refer to as Alliance Fiber Optic Products Co. Ltd., through which we manufacture a majority of our connectivity products.

Through our wholly owned subsidiary, Unilite Limited, a British Virgin Islands limited liability company, we own 100% of Dong Yuan Optoelectronics Technology Ltd., a company formed under the laws of the People’s Republic of China. We refer to Dong Yuan as Alliance Fiber Optic Products China, which operates manufacturing facilities responsible for the production of a substantial majority of our filter-based and advanced product lines.

Results of Operations

The following table sets forth the relationship between various components of operations, stated as a percentage of revenues, for the periods indicated.

	Years Ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%

Cost of revenues:	59.3	60.2	61.7
Gross profit	40.7	39.8	38.3

Operating expenses:
Research and development	5.4	5.1	4.9
Selling, marketing and administrative	11.6	9.6	10.9
Total operating expenses	17.0	14.7	15.8

Income from operations	23.7	25.1	22.5
Interest and other income, net	0.8	0.9	0.9
Income before for income taxes	24.5	26.0	23.4
Benefit (provision) for income taxes	(8.4)	(9.1)	1.3
Net income	16.1%	16.9%	24.7%

Comparison of Fiscal Year 2015, 2014 and 2013

Revenues. Revenues were $81.2 million, $86.0 million and $76.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Connectivity products revenues were $61.3 million, $64.8 million and $57.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Optical passive products revenues were $19.9 million, $21.2 million and $18.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Revenues decreased in 2015 mainly due to decreased orders for our products by our customers which resulted in lower volume shipments. Revenues increased in 2014 mainly due to increased orders for our products by our customers which resulted in higher volume shipments.

Cost of Revenues. Cost of revenues were $48.2 million, $51.8 million and $47.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cost of revenues as a percentage of net revenues were 59.3%, 60.2% and 61.7% for the years ended December 31, 2015, 2014 and 2013, respectively. The lower cost of revenues in 2015 was due to lower order levels. The higher cost of revenues in 2014 was due to higher order levels. The lower cost of revenues as a percentage of net revenues in 2015 was due to favorable product mixes. The lower cost of revenues as a percentage of net revenue in 2014 was due to increased factory utilization for higher production levels.

Gross Profit. Gross profit was $33.0 million, $34.2 million and $29.1 million for the year ended December 31, 2015, 2014 and 2013, respectively. Gross profit as a percentage of net revenues was 40.7%, 39.8% and 38.3% for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, gross profit as a percentage of net revenues was higher due to favorable product mixes. For the year ended December 31, 2014, gross profit as a percentage of net revenues was higher than 2013 due to increased factory utilization for the increased volume shipments of our products.

Research and Development Expenses. Research and development expenses were $4.4 million, $4.3 million and $3.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As a percentage of revenues, research and development expenses were 5.4%, 5.1% and 4.9% for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in dollars each year was mainly due to higher headcount and equipment expenses. The increase in 2015 and 2014 as a percentage of revenues was due to higher equipment expenses. We expect research and development expenses may increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses was $9.4 million for the year ended December 31, 2015 and $8.3 million for each of the years ended December 31, 2014 and 2013. As a percentage of revenues, sales, marketing and administrative expenses were 11.6%, 9.6% and 10.9% for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in 2015 was mainly due to higher stock based compensation charges and increased salary and professional costs. The decrease as a percentage of revenues in 2014 over the previous year was due to increased revenues. We intend to continue to invest amounts similar to our spending levels in 2015 in our sales, marketing, and administrative efforts, both domestically and internationally, as we work to increase market awareness and to generate additional sales of our products.

Stock-Based Compensation. Total stock-based compensation was $2.9 million, $2.2 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase each year was due to restricted stock units granted in 2011, 2013 and 2015 and stock options granted in 2013, 2014 and 2015, which resulted in higher stock-based compensation expense.

Interest and Other Income, Net. Interest and other income, net, was $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts consisted primarily of interest income, which fluctuated based on investment balances and changes in interest rates.

Income Taxes. An income tax provision of $6.8 million and $7.9 million was recorded for the year ended December 31, 2015 and 2014, respectively. The income tax provision was recorded mainly due to increased profitability in Taiwan. An income tax benefit of $1.0 million was recorded for the year ended December 31, 2013. The benefit for the year ended December 31, 2013 was a result of reduction of valuation allowances for deferred tax assets which offset current taxes due.

As of December 31, 2015, we had approximately $1.0 million and $6.9 million of NOL carryforwards for federal and state tax purposes, respectively, which will expire after 2025 for federal and after 2018 for state purposes, if not utilized.

As of December 31, 2015, we had approximately $1.4 million and $1.0 million of research and development credit carryforwards for federal and state tax purposes, respectively, which will expire after 2019 for federal tax purposes. The state tax credit can be carried forward indefinitely.

Liquidity and Capital Resources

Comparison of Fiscal Year 2015, 2014 and 2013

Net cash provided by operating activities was $14.1 million in 2015. Net cash provided by operating activities in 2015 was primarily due to net income of $13.0 million, an increase in long-term tax and pension liabilities of $1.6 million, an increase of accrued expenses of $0.7 million, and adjustments for non-cash charges, including depreciation of $2.7 million and stock based compensation of $2.9 million. These were offset by a decrease in accounts payable of $2.8 million, an increase in inventory of $2.0 million, an increase in accounts receivable of $1.3 million, and an increase in prepaid expenses of $0.6 million.

Net cash provided by operating activities was $23.1 million in 2014. Cash provided by operating activities in 2014 was primarily due to net income of $14.5 million, a decrease in deferred tax assets of $2.3 million, an increase in accrued expenses of $1.6 million, a decrease in inventory of $1.3 million, and adjustments for non-cash charges, including depreciation of $2.8 million and stock based compensation of $2.2 million. These were offset by a decrease in accounts payable of $2.4 million.

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

Net cash provided by investing activities was $7.5 million for the year ended December 31, 2015. Net cash used in investing activities was $8.0 million and $7.6 million for the years ended December 31, 2014 and 2013, respectively. We spent $5.6 million, $4.0 million and $7.8 million to acquire property and equipment for the years ended December 31, 2015, 2014 and 2013, respectively. The net sale of short-term investments for the year ended December 31, 2015 generated proceeds of $13.3 million. The net purchase of short-term and long-term investments was $4.0 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively.

Net cash used in financing activities was $38.1 million in 2015. Net cash used in financing activities was primarily due to $40.2 million used to repurchase common stock pursuant to our stock repurchase programs, which was offset by $0.7 million each from exercise of options to purchase shares of our common stock, tax withholding adjustments related to net share settlements of RSUs and common stock issued through our ESPP.

Net cash used in financing activities was $10.6 million in 2014. Net cash used in financing activities was primarily due to $9.7 million used to repurchase common stock pursuant to our stock repurchase programs and $2.7 million used to pay cash dividends, which was offset by $0.6 million from exercise of options to purchase shares of our common stock, $0.7 million from common stock issued through our ESPP and $0.5 million from tax withholdings adjustments related to net share settlements of RSUs.

Net cash generated by financing activities was $0.8 million in 2013. Cash generated by financing activities in 2013 was composed of $5.2 million proceeds from the exercise of options to purchase shares of our common stock and $0.5 million from common stock issued through our ESPP, which was offset by $2.8 million used to pay cash dividends, $1.3 million used to pay tax withholdings related to net share settlements of RSUs and $0.9 million used to repurchase common stock pursuant to our stock repurchase programs.

Our principal sources of liquidity as of December 31, 2015 consisted of $6.2 million in cash and cash equivalents, $17.8 million in interest bearing marketable securities, and $10.8 in long-term investments. We believe that our current cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including potential acquisitions, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to those of the holders of our common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of equity or debt securities could result in dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce our research and development and marketing expenses. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Contractual Obligations

The lease on our corporate headquarters in Sunnyvale, California, had a six-year term commencing on July 22, 2004. In June 2010, we renewed the lease for an 18,088 square foot facility in the same building, which lease expired in January 2016. In October 2015, we amended the lease to extend the term through July 31, 2017.

In Taiwan, we lease a total of 34,406 square feet in one facility located in Tu-Cheng City. This lease expires at various times from December 2016 to January 2017.

In China, we renewed the lease for our 132,993 square foot facility in Shenzhen, China, which will expire in October 2019. In December 2014, we entered into two leases for our two new manufacturing facilities next to our facility in Shenzhen. Each facility has 55,285 square feet and both leases expire in December 2019.

The following summarizes our contractual obligations at December 31, 2015 (in thousands):

	Payments Due By Period
		Less than			More than
Contractual obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
Operating Lease Obligations	2,507	1,048	1,083	376	-

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of December 31, 2015, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10% against the dollar, our net asset balance would decrease by approximately $1.4 million as of this date.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
of Alliance Fiber Optic Products, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Fiber Optic Products, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance Fiber Optic Products, Inc., as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alliance Fiber Optic Products, Inc.’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Marcum LLP
San Francisco, California
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders
of Alliance Fiber Optic Products, Inc.

We have audited Alliance Fiber Optic Products, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Alliance Fiber Optic Products, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015 of the Company and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

Marcum LLP
San Francisco, California
March 11, 2016

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,157	$22,723
Short-term investments	17,831	31,857
Accounts receivable, net	12,547	10,806
Inventories, net	10,919	9,305
Deferred tax asset, net	3,848	3,690
Prepaid expenses and other current assets	2,121	2,077
Total current assets	53,423	80,458

Long-term investments	10,821	10,635
Property and equipment, net	16,183	13,868
Other assets	206	212
Total assets	$80,633	$105,173

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,059	$9,236
Accrued expenses and other current liabilities	9,510	8,699
Total current liabilities	15,569	17,935

Long-term liabilities:	2,194	978
Total liabilities	17,763	18,913

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock, par value $0.001: 5,000,000 shares authorized;
no shares issued and outstanding at December 31, 2015 and 2014,
respectively	-	-
Common stock, par value $0.001: 100,000,000 shares authorized;
15,786,785 and 17,942,595 shares issued and outstanding at
December 31, 2015 and 2014, respectively	16	18
Additional paid-in-capital	76,462	111,622
Accumulated deficit	(13,779)	(26,817)
Accumulated other comprehensive income	171	1,437
Total stockholders' equity	62,870	86,260
Total liabilities and stockholders' equity	$80,633	$105,173

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues	$81,189	$85,987	$76,070
Cost of revenues	48,154	51,770	46,952
Gross profit	33,035	34,217	29,118
Operating expenses:
Research and development	4,411	4,340	3,702
Selling, marketing and administrative	9,430	8,274	8,315
Total operating expenses	13,841	12,614	12,017
Income from operations	19,194	21,603	17,101
Interest and other income, net	623	769	708
Income before benefit (provision) for income taxes	19,817	22,372	17,809
Benefit (provision) for income taxes	(6,779)	(7,864)	999
Net income	13,038	14,508	18,808

Foreign currency translation adjustments	(1,275)	(961)	(392)
Net unrealized gain (loss) on investments available for sale	9	(15)	10
Comprehensive income	$11,772	$13,532	$18,426
Net income per share:
Basic	$0.74	$0.78	$1.06
Diluted	$0.73	$0.77	$1.02
Shares used in computing net income per share:
Basic	17,648	18,488	17,785
Diluted	17,945	18,935	18,481

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$13,038	$14,508	$18,808
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,731	2,799	2,175
Stock based compensation	2,936	2,160	1,917
Loss on disposal of property and equipment	8	3	107
Provision for (recovery of) inventory valuation	38	(30)	(84)
Deferred tax assets	(158)	2,346	(2,334)
Changes in assets and liabilities:
Accounts receivable	(1,300)	760	(3,520)
Inventories	(2,066)	1,355	(3,613)
Prepaid expenses and other current assets	(609)	(332)	(579)
Other assets	(1)	(14)	51
Accounts payable	(2,830)	(2,421)	5,066
Accrued expenses and other current liabilities	725	1,565	3,019
Long-term liabilities	1,554	378	(16)
Net cash provided by operating activities	14,066	23,077	20,997

Cash flows from investing activities:
Purchase of short-term investments	(57,752)	(35,438)	(21,492)
Proceeds from sales and maturities of short-term investments	71,055	31,643	21,908
Purchase of long-term investments	(186)	(182)	(179)
Purchase of property and equipment	(5,587)	(3,980)	(7,830)
Net cash provided by (used in) investing activities	7,530	(7,957)	(7,593)

Cash flows from financing activities:
Proceeds from issuance of common stock under ESPP	673	661	521
Proceeds from the exercise of stock options	669	607	5,239
Tax payments related to net share settlements of RSUs	732	501	(1,326)
Repurchase of common stock	(40,172)	(9,676)	(873)
Payment of dividends	-	(2,700)	(2,761)
Net cash (used in) provided by financing activities	(38,098)	(10,607)	800

Effect of exchange rate changes on cash and cash equivalents	(64)	(393)	(394)
Net (decrease) increase in cash and cash equivalents	(16,566)	4,120	13,810
Cash and cash equivalents at beginning of year	22,723	18,603	4,793
Cash and cash equivalents at end of year	$6,157	$22,723	18,603

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$(3,385)	$(1,092)	$(433)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands)

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-in	Stock-based	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Income/(Loss)	Total
Balance at December 31, 2012	17,265	18	109,485	2,406	(54,672)	2,794	60,031
Deferred stock-based compensation	-	-	-	1,917	-	-	1,917
Issuance of stock on exercise of options and RSUs	1,210	-	5,239	(1,326)	-	-	3,913
Issuance of stock purchased through ESPP	92	-	521	-	-	-	521
Issuance of cash dividends	-	-	-	-	(2,761)	-	(2,761)
Repurchase of common stock	(159)	-	(873)	-	-	-	(873)
Net income for the year	-	-	-	-	18,808	-	18,808
Other comprehensive loss	-	-	-	-	-	(382)	(382)
Balance at December 31, 2013	18,408	$18	$114,372	$2,997	$(38,625)	$2,412	$81,174
Deferred stock-based compensation	-	-	-	2,160	-	-	2,160
Issuance of stock on exercise of options and RSUs	224	-	2,491	(1,383)	-	-	1,108
Issuance of stock purchased through ESPP	51	-	661	-	-	-	661
Issuance of cash dividends	-	-	-	-	(2,700)	-	(2,700)
Repurchase of common stock	(740)	-	(9,676)	-	-	-	(9,676)
Net income for the year	-	-	-	-	14,508	-	14,508
Other comprehensive loss	-	-	-	-	-	(975)	(975)
Balance at December 31, 2014	17,943	$18	$107,848	$3,774	$(26,817)	$1,437	$86,260
Deferred stock-based compensation	-	-	-	2,936	-	-	2,936
Issuance of stock on exercise of options and RSUs	295	-	4,293	(2,892)	-	-	1,401
Issuance of stock purchased through ESPP	60	-	673	-	-	-	673
Repurchase of common stock	(2,511)	(2)	(40,170)	-	-	-	(40,172)
Net income for the year	-	-	-	-	13,038	-	13,038
Other comprehensive loss	-	-	-	-	-	(1,266)	(1,266)
Balance at December 31, 2015	15,787	$16	$72,644	$3,818	$(13,779)	$171	$62,870

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

Use of estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates involve those required in the assessment of the allowances for sales returns, doubtful accounts, potential excess or obsolete inventory, the valuation of stock-based compensation and the valuation of deferred tax assets. Actual results could differ from those estimates.

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

The Company’s financial instruments also include accounts receivable, accounts payable and are carried at cost, which approximates the fair value of these instruments.

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

Allowance for doubtful accounts

The Company performs periodic credit evaluations of its customers’ financial condition. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, for example, as a result of bankruptcy or deterioration in the customer’s operating results or financial position, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. The Company is not able to predict changes in the financial condition of customers, and if circumstances related to customers deteriorate, estimates of the recoverability of trade receivables could be materially affected and the Company may be required to record additional allowances. Alternatively, if the Company provides more allowances than the Company needs, the Company may reverse a portion of such provisions in future periods based on actual collection experience. In addition, the Company records additional allowances based on historical sales returns as explained under the revenue recognition section.

Inventories, net

Inventories are stated at the lower of cost or market, with cost being determined using standard cost, which approximates actual cost on a first-in, first-out basis. Market value is determined as the lower of replacement cost or net realizable value. We regularly review our inventories for obsolescence and reserves are established when necessary. Provisions are made for excess and obsolete inventory based on historical usage and management’s estimates of future demand. Inventory reserves, once established, are only reversed upon sale or disposition of related inventory. Inventory reserves were $1.4 million, $2.4 million and $2.4 million as of December 31, 2015, 2014 and 2013, respectively.

Property and equipment, net

Property and equipment is stated at cost less accumulated depreciation and impairment charges. Depreciation is computed using the straight-line method based on estimated useful lives of 25 years for buildings, two to 10 years for machinery and equipment and five years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the assets, generally two to four years, or the lease term. Depreciation and amortization expenses were $2.7 million, $2.8 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on fair market values.

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

Allowances are provided for estimated returns. A provision for estimated sales return allowances is recorded at the time revenue is recognized based on historical returns, current economic trends and changes in customer demand. Such allowances are adjusted periodically to reflect actual and anticipated experience. Such adjustments, which are recorded against revenue in the period, have generally not been material. The Company accrued $0.07 million, $0.08 million and $0.06 million for warranty reserves as of December 31, 2015, 2014 and 2013, respectively.

Shipping and handling expenses

Shipping and handling expenses are included in cost of revenue.

Research and development expenses

Research and development costs are charged to expense as incurred.

Advertising expenses

Advertising costs are charged to expense as incurred and have not been material in 2015, 2014 and 2013.

Sales taxes

The Company accounts for taxes charged to its customers and collected on behalf of taxing authorities on a net basis.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies ASC 740 which utilizes a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. The Company has elected to include interest and penalties related to its tax contingencies in income tax expense. The Company files a U.S. federal tax return and returns with the State of California and the State of Georgia. The Company has determined that its major tax jurisdictions are the United States, California, Georgia, Taiwan and China.

The Company follows the provisions of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). The total amount of unrecognized tax benefits as of December 31, 2015, 2014 and 2013 were $1.1 million, $1.1 million and $0.7 million respectively. The Company does not anticipate any significant change to its unrecognized tax positions over the next 12 months. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $0.7 million, $0.7 million and $0.3 million as of December 31, 2015, 2014 and 2013, respectively. The increases in unrecognized tax benefits during the years ended December 31, 2015 and 2014 were mainly due to the increase in additional state income tax liabilities. The increase in unrecognized tax benefits during the year ended December 31, 2013 was mainly due to the increase in the valuation of the Company’s research credit for federal and state income taxes purposes.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the years ended December 31, 2015 and 2014 are as follows:

Balance at December 31, 2013	$683
Additions for tax positions of the prior year	280
Additions for tax positions of the current year	117
Balance at December 31, 2014	$1,080
Additions for tax positions of the current year	10
Reductions for tax positions of the prior year	(18)
Balance at December 31, 2015	$1,072

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $0.2 million, $0.1 million and $0.1 million, respectively, for interest and penalties.

Deferred tax assets pertaining to windfall tax benefits on the exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and-without approach excluding indirect tax effects” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit reduced taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company without considering available income tax credits. The Company’s deferred tax assets as of December 31, 2015, 2014 and 2013 do not include $0.7 million, $0.6 million and $1.8 million, respectively, of excess tax benefits from employee stock option exercises and vested RSUs that are a component of its net operating loss carryovers. Stockholders’ equity will be increased by the same amount if and when such excess tax benefits are ultimately realized.

The Company files income tax returns in the United States (federal), Taiwan, China and in various state and local jurisdictions. The Company is no longer subject to federal income tax examinations by tax authorities for years prior to 2012, California State and China income tax examination by tax authorities for years prior to 2011, and Taiwan income tax examinations by tax authorities for years prior to 2009. The Company is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

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

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases (Topic 842)". The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to capitalize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on its consolidated financial statements.

In July 2015, FASB issued new accounting guidance on simplifying the measurement of inventory which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The accounting guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

2. Stockholders’ Equity

Preferred Stock. The Company is authorized to issue 5,000,000 shares of preferred stock, none of which was outstanding as of December 31, 2015. The Board of Directors may determine the rights, preferences and privileges of any preferred stock issued in the future.

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

Stock Repurchase Programs. On August 24, 2015, the Company announced a program to repurchase up to $25.0 million worth of the Company’s outstanding common stock. On November 20, 2015, the Company increased the program to repurchase up to $35 million of the Company’s common stock. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company is not required to repurchase any amount of common stock in any period and the program may be modified or suspended at any time. The duration of the repurchase program is open-ended. For the year ended December 31, 2015, an aggregate of 2,196,632 shares of common stock had been repurchased under the program.

On October 29, 2014, the Company announced a program to repurchase up to $15 million worth of the Company’s outstanding common stock. For the years ended December 31, 2015 and 2014, an aggregate of 313,478 and 740,190 shares of common stock, respectively, had been repurchased under the October 2014 stock repurchase program.

On November 30, 2011, the Company announced a program to repurchase up to $6 million worth of the Company’s outstanding common stock. For the years ended December 31, 2015 and 2013, an aggregate of 1,081 and 158,798 shares of common stock, respectively, had been repurchased under the November 2011 stock repurchase program.

Dividends. On November 14, 2014, the Company announced it had declared a cash dividend of $0.15 per share, which was payable on December 24, 2014 to holders of record on December 8, 2014. On November 7, 2013, the Company announced it had declared a cash dividend of $0.15 per share, which was payable on December 23, 2013 to holders of record on December 6, 2013. The Company did not declare a cash dividend in 2015.

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

3. Stock-based Compensation

ASC 718 - Compensation – Stock Compensation, requires companies to record compensation expense for stock options measured at fair value on the date of grant, using an option pricing model. The Company adopted the Black-Scholes valuation model for stock options granted and stock purchased pursuant to the ESPP after June 30, 2010.

Fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.96%	1.02%	0.49%
Time to maturity (in years)	3	4	4
Annualized volatility	57.59%	69.67%	30.30%
Expected dividend rate	0.00%	1.20%	0.98%

In November 2000, the Company adopted the 2000 Stock Incentive Plan (the “Stock Incentive Plan”) under which 300,000 shares of common stock were reserved for issuance to eligible employees, directors and consultants upon exercise of stock options and stock purchase rights. On October 21, 2013, the stockholders approved an increase by 900,000 in the number of shares of common stock available for issuance under the Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2000 Stock Incentive Plan may be increased on the first day of the Company’s fiscal year by the lesser of 680,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. There was no increase on January 1, 2015, because the Board determined there were enough shares available for issuance in 2015 pursuant to the Plan. Stock options, restricted stock, restricted stock units (“RSUs”) or stock appreciation rights may be awarded under the 2000 Stock Incentive Plan.

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

Under the Stock Incentive Plan, participants may be granted RSUs, representing an unfunded, unsecured right to receive common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over a term of two to five years. The Company recognizes compensation expense on a straight-line basis over the applicable vesting term of the award.

During the year ended December 31, 2011, the Company granted 546,000 RSUs with a total grant-date fair value of $2.5 million. The resulting compensation expense recorded in the years ended December 31, 2014 and 2013 was approximately $0.4 million and $0.4 million, respectively. At December 31, 2015, there was $0.1 million of unrecognized compensation expense related to RSUs, which is expected to be realized over one year.

During the year ended December 31, 2013, the Company granted 342,000 RSUs with a total grant-date fair value of $2.3 million. The resulting compensation expense recorded in the year ended December 31, 2015 and 2014 was approximately $0.5 million and $0.8 million, respectively. At December 31, 2015, there was $0.1 million of unrecognized compensation expense related to RSUs, which is expected to be realized over one year.

During the year ended December 31, 2015, the Company granted 302,000 RSUs with a total grant-date fair value of $5.3 million. The resulting compensation expense recorded in the year ended December 31, 2015 was approximately $1.1 million. At December 31, 2015, there was $4.2 million of unrecognized compensation expense related to RSUs, of which $0.7 million is expected to be realized over two years and $3.5 million is expected to be realized over four years.

Options granted under the Stock Incentive Plan generally vest over four years and are exercisable for not more than ten years. However, most options granted in the past four years have been fully vested at the time of grant.

The following information relates to stock option activity for the year ended December 31, 2015:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2014	693,100	$9.08
Granted	58,000	14.74
Exercised	(101,100)	6.62
Forfeited	(78,400)	11.88
Outstanding at December 31, 2015	571,600	$9.71	7.75 Years	$3,154,415
Vested and expected to vest at December 31, 2015	496,428	$9.60	7.69 Years	$2,796,239
Exercisable at December 31, 2015	164,167	$6.95	6.27 Years	$1,356,896

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on the last trading day of the fourth quarter of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $1.3 million and $12.8 million, respectively.

Options to purchase 58,000 shares of common stock were granted during the year ended December 31, 2015. At December 31, 2015, there was $1.6 million of unrecognized compensation expense related to stock options, all of which is expected to be realized over four years.

The dividend rate was 0% and 0.15% for the years ended December 31, 2015 and 2014, respectively.

Information relating to stock options outstanding at December 31, 2015 is as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	As of 12/31/15	Term	Price	As of 12/31/15	Price
$3.88 - $4.80	111,700	6.22	$4.28	85,000	$4.41
$5.05 - $6.03	22,500	1.46	$5.32	22,500	$5.32
$6.87 - $6.87	96,000	7.29	$6.87	13,800	$6.87
$8.17 - $12.32	82,000	8.51	$11.22	600	$8.17
$12.50 - $12.50	201,400	8.19	$12.50	37,600	$12.50
$13.61 - $18.36	58,000	11.25	$14.74	4,667	$16.32
	571,600	7.75	$9.71	164,167	$6.95

Options exercisable as of December 31, 2015 and 2014 were 164,167 and 118,161 at an average exercise price of $6.95 and $4.75 per share, respectively.

There were 487,824 shares available for future issuance under the Stock Incentive Plan as of December 31, 2015.

Employee Stock Purchase Plan

In November 2000, the Company adopted its ESPP. The Company reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP was amended and restated in 2010. On April 29, 2011, the stockholders approved an increase by 600,000 in the number of shares of common stock available for issuance. On the first day of January of each year beginning January 1, 2001 through December 31, 2010, additional shares of common stock were reserved for issuance under the ESPP as determined by the Board of Directors. The ESPP limited the annual increase to the lesser of 1% of the Company’s issued and outstanding common stock or 400,000 shares. The ESPP provides eligible employees with the opportunity to acquire shares of common stock at a price of 85% of the lower of the fair market value of the common stock on the first day of the offering period or the last day of the offering period, whichever is lower. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. However, the ESPP is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the 1986 Code and is not subject to the provisions of the Employee Retirement Security Act of 1974. The Board may amend, suspend, or terminate the Plan at any time without notice. A total of 59,781 and 50,759 shares were issued under the ESPP in 2015 and 2014, respectively.

There were 208,360 shares available for future issuance under the ESPP as of December 31, 2015.

The following information relates to the ESPP:

	2015	2014	2013
Weighted average fair value per share of shares purchased	$11.26	$13.01	$5.66
Total compensation expense for ESPP	$324,250	$461,980	$409,079
Total amount of cash received from the purchase of stock through ESPP	$672,899	$660,621	$521,308
Total intrinsic value of ESPP stock purchased at December 31	$233,381	$75,892	$863,120

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs, and the ESPP (in thousands):

	Years Ended December 31,
	2015	2014	2013
Included in cost of revenue	$513	$491	$373
Included in operating expenses:
Research and development	196	234	232
Sales, marketing and administrative	2,227	1,435	1,312
Total	2,423	1,669	1,544
Total stock-based compensation expenses	$2,936	$2,160	$1,917

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

The following table sets forth the computation of basic and diluted net income per share for the years indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net income	$13,038	$14,508	$18,808

Denominator:
Shares used in computing net income per share:
Weighted average of common shares outstanding
Basic	17,648	18,488	17,785
Diluted	17,945	18,935	18,481

Net income per share :
Basic	$0.74	$0.78	$1.06
Diluted	$0.73	$0.77	$1.02

As of December 31, 2015, options to purchase 12,000 shares were excluded from the computation of diluted net income per share as the effect would have been anti-dilutive.

5. Balance Sheet Components (in thousands)

	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$5,876	$18,653
Money market instruments and funds	281	4,070
	$6,157	$22,723

Accounts receivable, net:
Accounts receivable	$12,668	$10,927
Less: Allowance for doubtful accounts and sales returns	(121)	(121)
	$12,547	$10,806

Allowance for doubtful accounts and sales returns:
Balance at beginning of year	$121	$121
Utilized	-	-
Balance at end of year	$121	$121

Inventories:
Finished goods	$3,958	$3,191
Work-in-process	4,705	3,430
Raw materials	3,667	5,052
	$12,330	$11,673

Inventory reserves:
Finished goods	$520	$647
Work-in-process	$296	$460
Raw materials	595	1,261
	$1,411	$2,368

Accrued expenses and other current liabilities:
Compensation costs	$4,325	$5,016
Professional fees	24	55
Outside commissions	146	143
Royalties	82	135
ESPP	147	138
Deferred rent	29	33
Warranty	70	82
Operating related (Taiwan and China)	483	417
Income tax	2,888	2,204
Stock buyback	851	-
Other	465	476
	$9,510	$8,699

Long-term liabilities:
Income tax payable	$1,581	$376
Accrued pension liability (Taiwan)	613	602
	$2,194	$978

Accumulated other comprehensive Income:
Cumulative translation adjustments	$172	$1,447
Unrealized loss on short-term investments	(1)	(10)
	$171	$1,437

6. Property and Equipment, Net

	December 31,
(in thousands)	2015	2014
Machinery and equipment	$22,116	$20,315
Furniture and fixtures	883	686
Leasehold improvements	4,373	2,655
Building and equipment prepayments	4,283	3,804
	$31,655	$27,460
Less: Accumulated depreciation and amortization	(15,472)	(13,592)
Total property and equipment, net	$16,183	$13,868

7. Income Taxes

The components of income before income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Income subject to domestic income taxes only	$1,569	$8,608	$17,645
Income subject to foreign income taxes only	18,248	13,764	164
	$19,817	$22,372	$17,809

The income tax provision (benefit) is composed of the following (in thousands):

	Years Ended December 31,
Current:	2015	2014	2013
Federal	$1,323	$2,663	$382
State	171	75	1
Foreign	5,484	2,403	953
	6,978	5,141	1,336
Deferred:
Federal	(36)	1,891	(1,450)
State	(25)	763	(232)
Foreign	(138)	69	(653)
	(199)	2,723	(2,335)

Total provision (benefit) for income taxes	$6,779	$7,864	$(999)

Deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Deferred tax assets - current:
Net operating loss carryforwards	$744	$620	$3,501
Windfall tax benefit carryforwards	(744)	(620)	(580)
Federal/State credit carryforwards	2,692	2,536	2,260
Depreciation and amortization	146	24	6
Stock compensation	650	326	-
Accrued liabilities and allowances	1,098	1,508	1,532
Unrecognized tax benefits	(738)	(704)	(683)

Total deferred tax assets	$3,848	$3,690	$6,036

The following is a reconciliation of the effective tax rates and the United States statutory federal income tax rate:

	Years Ended December 31,
	2015	2014	2013
Tax at federal statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	4.5	5.8	5.8
Effect of permanent differences	(1.8)	3.8	1.1
Stock and deferred compensation	1.1	0.9	(7.2)
Net operating loss carryover	0.4	5.6	-
Foreign tax differential	(9.3)	(13.1)	0.1
Minimum tax	-	0.6	1.7
Income tax credits	(1.3)	(1.9)	(0.9)
Valuation allowance	-	-	(47.4)
Stock compensation windfall	7.0	2.1	2.3
Other	(0.3)	(2.6)	4.9
Provision (benefit) for taxes	34.3%	35.2%	(5.6)%

The Company’s effective tax rates in comparison to the U.S. statutory rates in 2015 and 2014 reflect differentials between the U.S. statutory rate and the foreign tax rates applied to the earnings of the Company’s foreign subsidiaries. The foreign tax differential accounted for a 9.3% and 13.1% decrease in the Company’s effective tax rates in 2015 and 2014, respectively. The Company’s effective tax rate was below the U.S. statutory rate in 2013 mainly because of the tax benefit arising from a reduction in the valuation allowance. The valuation allowance accounted for a 47.4% decrease in the Company’s effective tax rate in 2013. The net operating loss carryforward that resulted in 0.4% and 5.6% of increase in the Company’s effective tax rate in 2015 and 2014, respectively, was related to true-ups and amended prior years’ returns. The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets.

As of December 31, 2015, the Company has a net operating loss carryforward of approximately $1.0 million for federal and $6.9 million for state income tax purposes. If not utilized, these carryforwards will begin to expire after 2025 for federal and after 2018 for state purposes.

As of December 31, 2015, the Company has research credit carryforwards of approximately $1.4 million and $1.0 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2019. The California tax credits can be carried forward indefinitely.

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted. The Company has concluded no change in stock ownership has occurred during 2015.

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

One customer accounted for 15.1% and 26.9% of the Company’s accounts receivable at December 31, 2015 and 2014, respectively.

One customer accounted for 31.0%, 39.6% and 35.3% of revenues in the year ended December 31, 2015, 2014 and 2013, respectively.

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

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues
North America	$45,033	$52,101	$42,815
Europe	17,513	18,102	15,604
Asia	18,643	15,784	17,651
	$81,189	$85,987	$76,070

	Years Ended December 31,
	2015	2014	2013
Revenues
Connectivity Products	$61,282	$64,791	$57,660
Optical Passive Products	19,907	21,196	18,410
	$81,189	$85,987	$76,070

	December 31,
	2015	2014
Property and Equipment, net
United States	$191	$185
Taiwan	9,016	8,568
China	6,976	5,115
	$16,183	$13,868

10. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2015 or 2014, respectively.

Indemnification and Product Warranty

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of December 31, 2015, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.07 million, $0.08 million and $0.06 million warranty reserves as of December 31, 2015, 2014 and 2013, respectively.

Operating Leases

The Company leases certain office space under long-term operating leases expiring at various dates through 2019. Total rent expense under these operating leases was approximately $0.9 million for the year ended December 31, 2015 and $0.7 million for each of the years ended December 31, 2014 and 2013.

Total future minimum lease payments under operating leases as of December 31, 2015 are summarized below (in thousands):

Years ending December 31,
2016	$1,048
2017	655
2018	428
2019	376
Total	$2,507

11. Related Party Transactions

As of December 31, 2015, and based on information filed with the Securities and Exchange Commission in February 2016, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 15% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

Sales of products to Hon Hai were $0.04 million, $0.07 million and $0.01 million in the years ended December 31, 2015, 2014 and 2013, respectively. No amounts were due from Hon Hai at December 31, 2015. Amounts due from Hon Hai were $0.05 million and $0.01 million at December 31, 2014 and 2013, respectively.

Purchases of raw materials from Hon Hai were $2.0 million, $1.8 million and $1.5 million in the years ended December 31, 2015, 2014 and 2013 respectively. Amounts due to Hon Hai were $0.3 million, $0.4 million and $0.3 million at December 31, 2015, 2014 and 2013, respectively.

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

The following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$281	$281	$-	$-
Marketable Securities:
Time deposits	12,825	12,825	-	-
Corporate bonds	5,006	-	5,006	-
Long-term investments:
Time deposits	10,821	10,821	-	-
Total	$28,933	$23,927	$5,006	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,070	$4,070	$-	$-
Marketable Securities:
Time deposits	21,782	21,782	-	-
Corporate bonds	10,075	-	10,075	-
Long-term investments:
Time deposits	10,635	10,635	-	-
Total	$46,562	$36,487	$10,075	$-

As of December 31, 2015 and 2014, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments are comprised of certificates of deposit with original maturities of 365 days or more from the date of purchase.

13. Selected Quarterly Data (Unaudited)

The following table presents summary unaudited quarterly financial data (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2015
Revenues, net	$21,663	$25,045	$18,060	$16,421
Gross profit	8,792	10,495	7,097	6,651
Net income	3,558	5,040	3,653	787
Net income per share - basic	0.20	0.28	0.20	0.05
Net income per share - diluted	0.19	0.27	0.20	0.05

2014
Revenues, net	$24,882	$24,199	$18,096	$18,810
Gross profit	9,914	9,695	7,139	7,469
Net income	5,015	3,782	4,303	1,408
Net income per share - basic	0.27	0.20	0.23	0.08
Net income per share - diluted	0.26	0.20	0.23	0.08

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

Based on the evaluation as of the end of the fiscal year 2015, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that our internal controls over financial reporting were effective.

Our independent public accounting firm, Marcum LLP, audited the effectiveness of our internal control over financial reporting. Their report appears in Part II – Item 8. Financial Statements and Supplementary Data.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred in the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders to be held on May 20, 2016 (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant.”

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

The Company’s Board of Directors has adopted a Code of Ethics for all of its directors and officers. The Company’s Code of Ethics is available on the Company’s website at http://www.afop.com. To date, there have been no waivers under the Company’s Code of Ethics. The Company will post certain waivers to or amendments of its Code of Ethics, as required by applicable law, on the Company’s website at http://www.afop.com.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Election of Directors — 2015 Director Compensation,” and “Executive Compensation,” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Equity Compensation Plan Information

Set forth in the table below is certain information regarding the Company’s equity compensation plans as of December 31, 2015:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
	units and rights	units and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,019,600 (1)	$9.71	696,184 (2)
Equity compensation plans not
approved by security holders	-	-	-
Total	1,019,600	$9.71	696,184

(1) Includes 571,600 shares issuable upon exercise of outstanding options and 448,000 shares issuable pursuant to unvested RSUs granted under the Stock Incentive Plan.

(2) Includes:

(i) 487,824 shares reserved for issuance under the Stock Incentive Plan. The number of shares reserved for issuance under the plan may be increased on the first day of the Company’s fiscal year by the lesser of 680,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors.

(ii) 208,360 shares reserved for issuance under the ESPP. The ESPP permits eligible employees to contribute up to 20% of cash compensation up to 1,000 shares maximum toward the semi-annual purchase of the Company’s common stock. The purchase price per share is 85% of the fair market value on the last trading day prior to the beginning of the six-month period at which an eligible employee is enrolled; or the fair market value on the last trading day of the month in which the six-month period expired, whichever is lower.

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

Date: March 11, 2016
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

Name	Title	Date
/s/ Peter C. Chang	President, Chief Executive Officer	March 11, 2016
Peter C. Chang	(Principal Executive Officer) and
Chairman

/s/ Anita K. Ho	Acting Chief Financial Officer	March 11, 2016
Anita K. Ho	(Principal Financial and Accounting
Officer)

/s/ Richard Black	Director	March 11, 2016
Richard Black

/s/ Gwong-Yih Lee	Director	March 11, 2016
Gwong-Yih Lee

/s/ Ray Sun	Director	March 11, 2016
Ray Sun

/s/ James C. Yeh	Director	March 11, 2016
James C. Yeh

EXHIBIT INDEX

Exhibit
Number	Description of Document
3(i).1

Integrated copy of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3(i).1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

3(i).2

Certificate of Designation of Series A Participating Preferred Stock of Alliance Fiber Optics Products, Inc. (incorporated by reference to Exhibit 3(i).2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3(ii).1	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3(ii).3 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002).
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

10.1#

Form of Indemnification Agreement between the Company and its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-45482)).

10.2#

Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.3#

Alliance Fiber Optic Products, Inc. 2000 Employee Stock Purchase Plan (as amended and restated effective November 1, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.4#

Form of Restricted Stock Unit Agreement under the 2000 Stock Incentive Plan, as amended and restated, (incorporated by reference to Exhibit 10.5.2 to the Company’s Annual Report on Form 10-K for the year end December 31, 2011).

10.5#

Form of Stock Option Agreement under the Alliance Fiber Optic Products, Inc. 2000 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.6

Lease dated June 2, 2010 by and between Arden Realty Limited Partnership and Alliance Fiber Optic Products, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.7**	First amendment to lease dated October 15, 2015 by and between Jbgcom Sunnyvale Investors, LLC and Alliance Fiber Optic Product, Inc.
21.1**	Subsidiaries of the Company.

Exhibit
Number	Description of Document
23.1**	Consent of Marcum LLP, Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (see page 55 of this Form 10-K)
31.1**	Rule 13a–14(a) Certification of Chief Executive Officer.
31.2**	Rule 13a–14(a) Certification of Acting Chief Financial Officer.
32.1*	Statement of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
32.2*	Statement of Acting Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase document
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

Copies of above exhibits not contained herein are available to any stockholder, upon payment of a reasonable per page fee, upon written request to: Acting Chief Financial Officer, Alliance Fiber Optic Products, Inc., 275 Gibraltar Drive, Sunnyvale, California 94089.