Form 10-K/A
period 2015-12-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2016-05-02
CIK 1122342

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Alliance Fiber Optic Products, Inc. is filing this Amendment No. 1, (the “Amended Report”), to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2016, (the “Original Report”) in order to add certain information required by the following items of Form 10-K:

Item	Description
ITEM 10	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in our Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. In addition, we have not updated the disclosure contained herein to reflect the impact of our proposed merger with a subsidiary of Corning Incorporated announced on April 7, 2016 on the compensation of our executive officers, including, without limitation, the vesting of equity awards. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

All references to the “Company, “we”, “us”, or “our” mean Alliance Fiber Optic Products, Inc.

***

i

ALLIANCE FIBER OPTIC PRODUCTS, INC.

2015 FORM 10-K/A

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of our directors, their ages as of March 30, 2016 and certain biographical information concerning the directors is set forth below.

CLASS I

Peter C. Chang, 58, has served as our Chairman of the Board, Chief Executive Officer and President since our formation in December 1995. From 1990 to 1995, Mr. Chang was Division Manager at Hon Hai Holding, a fiber optics company, and from 1988 to 1990 was a member of the technology staff at Lucent Bell Labs. Mr. Chang received a B.S. in Mechanical Engineering from National Taiwan University and an M.S. in Mechanical Engineering from Notre Dame University. We believe Mr. Chang’s qualifications to serve on our Board of Directors (the “Board”) include his extensive industry expertise and his experience as our Chief Executive Officer and President.

Richard Black, 82, has served as a director since April 2003. Since March 2002, Mr. Black has served as the Chairman and Chief Executive Officer, director and majority owner of ECRM, Inc., a worldwide supplier of electronic laser imaging devices for the publishing and graphic arts industries. He also serves as President and Chief Executive Officer of CRON-ECRM LLC, a joint venture company supplying electronic laser imaging devices to North America publishing industries. From August 1983 to March 2002, Mr. Black served as the Chairman and director of ECRM, Inc. He served as President of Oak Technology Inc., a semiconductor company, from January 1998 to March 1999, as Vice Chairman from March 1999 to August 2003 and as a director from 1988 to 2003. Until July 2010, Mr. Black served as the Chairman of the board of directors of GSI Group Inc., a manufacturer of laser systems and precision motion components, and he served on the GSI Board since 1999. Mr. Black also serves on the board of Applied Optoelectronics, Inc. (NASDAQ: AAOI) and boards of several private and non-profit companies. In addition, from 2002 to 2007, Mr. Black served on the board of directors of Altigen Communications, Inc., a manufacturer of VoIP telephone systems and unified communications systems. Mr. Black holds a B.S. in Engineering from Texas A&M University and an M.B.A. from Harvard University. We believe Mr. Black’s qualifications to serve on our Board include his operational and management expertise, his experience as both a director and chairman of the board of other public companies, and his finance skills.

CLASS II

Ray Sun, 64, has served as a director since November 2003. Mr. Sun served as Managing Director, Business Development and Venture Investment (greater China) of Applied Materials China, a semiconductor equipment company, from November 2001 to February 2009. He has been retired since February 2009. Mr. Sun served as a representative of the Silicon Valley office for a Taiwanese venture firm, Global Investment Management Co. LTD., from October 1999 to November 2001. Mr. Sun has more than 20 years of executive management experience in the software, hardware and telecommunications industries. Mr. Sun received a B.S. in Industrial Engineering from Chung Yuan Christian University in Taiwan, and an M.S. in Industrial Engineering from Kansas State University. We believe Mr. Sun’s qualifications to serve on our Board include his business development and investment expertise and his experience in executive management for a broad array of technology-based businesses.

CLASS III

Gwong-Yih Lee, 61, has served as a director since August 2000. Since June 2014, Mr. Lee has served as Managing Director of TransLink Capital, a venture capital firm that leverages proprietary Asia insight to invest in U.S. start-up companies. Since July 2006, Mr. Lee has served as Chairman of CyberTAN Technology, Inc., a networking company listed on the Taiwan Stock Market. From July 2006 to July 2013, Mr. Lee served as Chief Executive officer of CyberTan Technology, Inc. From September 2005 to December 2012, Mr. Lee has served as the Founder and President and Chief Executive Officer of ApaceWave Technologies, Inc., a broadband wireless company. From September 1999 to January 2004, Mr. Lee served as Senior Director and General Manager at Cisco Systems, Inc. In March 1998, Mr. Lee established TransMedia Communications, a communication equipment company, and served as its President and Chief Executive Officer until September 1999, when TransMedia Communications was acquired by Cisco. Mr. Lee received a B.S. in Control Engineering from National Chiao-Tung University in Taiwan and an M.S. in Electrical Engineering from New York University. We believe Mr. Lee’s qualifications to serve on our Board include his experience running private technology companies and his managerial experience at Cisco and CyberTAN Technology.

James C. Yeh, 59, has served as a director since our formation in December 1995. Since April 2005, Mr. Yeh has served as Managing Director of Blazee International, an imaging processing applications company. In addition, since January 1991, Mr. Yeh has served as President of Matics Computer Systems, Inc., a personal computer systems and peripherals company. Mr. Yeh holds a B.S. in Mathematics from Tamkang University in Taiwan and an M.S. in Systems Science and Mathematics from Washington University in Saint Louis, Missouri. We believe Mr. Yeh’s qualifications to serve on our Board include his operational and management experience with technology companies.

Executive Officers

Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established and the Company is required to identify in this Proxy Statement those persons who failed to timely file these reports. To the Company’s knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to its executive officers and directors were made in a timely manner during fiscal year 2015 except that Mr. Yeh filed a Form 4 on August 13, 2015 to report selling shares of common stock on July 30 and 31 and August 5, 2015 and, in addition, Mr. Yeh filed a Form 4 on November 16, 2015 to report selling shares of common stock for which he had voting and dispositive power on November 2, 3, 4, 5, 6 and 9, 2015.

Code of Ethics

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

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our philosophy is to provide compensation that attracts and retains our named executive officers, and motivates our executive officers to pursue our corporate objectives while encouraging the creation of long-term value for our stockholders. Our goal is to provide compensation to our executive officers that is competitive, rewards achievement of our business objectives, and aligns executive and stockholder interests through equity ownership. Compensation decisions for executive officers other than our Chief Executive Officer take into account the recommendations of our Chief Executive Officer because of his understanding of the performance of those executive officers. The components of executive officer compensation, base salary, bonus and equity-based compensation, are discussed below. We do not enter into employment or severance agreements with our executive officers as we do not believe these types of arrangements facilitate our compensation goals and objectives.

Elements of Executive Compensation

Base Salary. Base salaries provide our named executive officers with a fixed amount of consistent compensation and are an important motivating factor in attracting and retaining these individuals. Base salaries are reviewed and adjusted on a periodic basis. We do not apply specific formulas to determine adjustments to base salary. Decisions on base salary adjustments for executive officers other than the Chief Executive Officer are made with the Chief Executive Officer’s involvement. When reviewing base salaries, the scope of the named executive officer’s performance, individual contributions, responsibilities, experience and prior base salary level are considered. Other considerations include market information and the base salaries and other incentives paid to executive officers of other companies within the industry.

Effective January 1, 2016, Mr. Hubbard’s salary was increased from $218,000 to $230,000. In making this adjustment, the factors described above were considered.

Bonus. Our philosophy is that a certain portion of executive officer compensation should be contingent upon the Company’s performance and an individual’s contribution to our success in meeting business objectives. The bonus potential of each executive officer is considered on a case-by-case basis, and takes into account recommendations the Chief Executive Officer for executive officers other than the Chief Executive Officer. Bonuses for 2015 were based on overall corporate performance and individual performance. Other considerations include market information and the compensation paid to executive officers of other companies within the industry. Final decisions on bonuses for executive officers other than the Chief Executive Officer are made with the Chief Executive Officer’s involvement.

In January 2016, Mr. Hubbard and Ms. Ho were paid bonuses of $100,000 and $6,000, respectively. In July 2015, Mr. Hubbard and Ms. Ho were awarded bonuses of $30,000 and $4,000, respectively. In January 2015, Mr. Hubbard and Ms. Ho were paid bonuses of $110,000 and $8,000, respectively. In making these awards, the factors described above were considered.

Equity-based Compensation. We provide equity-based incentive compensation to our executive officers through the grant of stock options and RSUs under our 2000 Stock Incentive Plan, which plan is administered by the Executive Compensation Committee of the Board. We believe that stock ownership by our executive officers aligns their interests with those of our stockholders and provides the executive officers with substantial motivation to manage our business in accordance with those interests. Accordingly, a considerable portion of an executive officer’s compensation in any year may consist of stock options and/or RSUs. Historically, we have not applied a formula to determine the size of individual equity-based awards granted to our named executive officers. When determining the size of an equity award to an executive officer, the executive officer’s and the Company’s performance, the executive officer’s role and responsibilities within the Company, the executive officer’s base salary and the size value, and vesting status of his or her existing equity awards, as well as equity awards to executive officers in similar positions throughout the industry are considered. For executive officers other than the Chief Executive Officer, equity awards take into account the recommendations of the Chief Executive Officer. Based upon these factors, the size of each equity award is set at a level we consider appropriate to create a meaningful incentive.

In April 2015, Mr. Hubbard was awarded 62,000 RSUs. The RSUs vest as to one-half on each of May 1, 2016 and 2017. In making this award, the factors described above were considered.

Chief Executive Officer Compensation

The compensation of the Chief Executive Officer is determined using the same criteria as for the other executive officers as discussed above. For 2015, Mr. Chang’s salary was set at $303,000, and he was awarded a $200,000 bonus in January 2015 and a $50,000 bonus in July 2015. Mr. Chang’s salary was increased to $313,000 effective January 1, 2016, and he was awarded a $200,000 bonus in January 2016.

In April 2015, Mr. Chang was awarded 240,000 RSUs. The RSUs vest in four annual installments on each of May 1, 2016, 2017, 2018 and 2019. All of Mr. Chang’s RSUs, including the unvested portions of RSU grants Mr. Chang was awarded in May 2011 and April 2013, vest in full in the event of a change of control or termination due to death or involuntary discharge.

Other Compensation

Our executive officers are eligible to participate in our 2000 Employee Stock Purchase Plan. Under the plan, participants may purchase shares of our Common Stock at a discount to the market price. The number of shares that may be purchased by each participant is limited by the terms of the plan and applicable tax laws. In addition, our executive officers may participate in our health programs, such as medical, dental and vision care coverage, and our 401(k) and life and disability insurance programs.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of the next three most highly compensated executive officers (excluding the chief financial officer). To maintain flexibility in compensating our executive officers in a manner designed to promote varying corporate goals, the Executive Compensation Committee has not adopted a policy requiring all executive compensation to be deductible.

Executive Compensation Committee Report

The following report of the Executive Compensation Committee shall not be deemed to be “soliciting material” or “filed” with the SEC or to be incorporated by reference into any other filing by Alliance Fiber Optic Products, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under those Acts.

The Executive Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on its review and those discussions, the Executive Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K, as amended, for the year ended December 31, 2015.

Executive Compensation Committee Ray Sun, Chairman Richard Black Gwong-Yih Lee

Summary Compensation Table

The following table sets forth compensation information for the cash amounts and the value of other compensation paid to our Chief Executive Officer and our two other most highly compensated executive officers for the years indicated.

				Stock	All Other
			Bonus	Awards	Compensation
Name and Principal Position	Year	Salary ($)	($)(1)	($)(2)	($)(3)	Total ($)
Peter C. Chang	2015	302,692	250,000	2,210,400	2,290	2,765,382
President and Chief Executive Officer	2014	292,650	250,000	—	2,290	544,940
	2013	279,538	250,000	1,130,400	2,290	1,662,228

David A. Hubbard	2015	210,738	130,000	607,860	9,213	957,811
Executive Vice President,	2014	199,531	92,000	—	8,890	300,421
Sales and Marketing	2013	189,458	100,000	548,670	8,890	847,018

Anita K. Ho	2015	104,462	12,000	—	4,505	120,967
Acting Chief Financial Officer	2014	95,980	12,000	—	4,505	112,485
	2013	123,644	12,000	71,130	4,505	211,279

(1)	Consists of amounts earned in the fiscal year.

(2)	Amount represents grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation—Stock Compensation (“ASC 718”). The actual value recognized by the individual is based on the market price of our Common Stock on the vesting dates and may be higher or lower.

(3)	Consists of Company contributions to the 401(k) of each individual, a monthly automobile allowance for Mr. Hubbard, and the value of insurance premiums paid by the Company.

Grants of Plan-based Awards – 2015

The following table sets forth number of shares of Common Stock underlying option awards were granted in 2015.

All Other
		Estimated Future		All Other	Option
		Payouts Under	Estimated Future	Stock Awards:	Awards:	Exercise or	Grant Date
		Non-Equity	Payouts Under	Number of	Number of	Base Price	Fair Value
		Incentive Plan	Equity Incentive	Shares of	Securities	Securities	of Stock and
	Grant	Awards	Plan Awards	Stock or	Underlying	Underlying	Option
Name	Date	Maximum($)	Maximum($)	Units (#)	Options (#)	($/Sh)	Awards($)(1)
Peter C.
Chang
	04/02/2015	—	—	240,000	—	—	4,176,000
David A.
Hubbard
	04/02/2015	—	—	62,000	—	—	1,078,800

(1)

The amount reflects the aggregate grant date fair value of the awards computed in accordance with ASC 718, rather than the amounts paid to or realized by the named individual. There can be no assurance that awards will vest or will be exercised (in which case no value will be realized by the individual), or that the value upon exercise will approximate the aggregate grant date fair value. None of our named executive officers forfeited any awards in 2015.

Outstanding Equity Awards at Fiscal Year-End – 2015

The following table presents certain information concerning equity awards held by our named executive officers as of December 31, 2015.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option	Option	Number of Shares or Units	Market Value of Shares That
	Exercisable	Unexercisable	Exercise	Expiration	of Stock That Have Not	Have Not
Name	(#)	(#)	Price($)	Date	Vested(#)	Vested($)(1)
Peter C. Chang	—	—	—	—	360,000 (2)	5,457,600

David A. Hubbard	—	—	—	—	62,000 (3)	939,920

Anita K. Ho	—	—	—	—	—	—

(1)	Market value is based on the closing price of our Common Stock on December 31, 2015.

(2)	This includes: (i) RSUs granted on May 6, 2011 that vest over five years at a rate of 20 percent per year on each of May 1, 2012, 2013, 2014, 2015 and 2016; (ii) RSUs were granted on April 19, 2013 that vest over three years at a rate of one-third per year on each of May 1, 2014, 2015 and 2016; and (iii) RSUs were granted on April 2, 2015 that vest over four years at a rate of 25 percent per year on each of May 1, 2016, 2017, 2018 and 2019. The RSUs vest in full in the event of a change of control or termination due to death or involuntary discharge.

(3)	The RSUs were granted on April 2, 2015 and vest over two years at a rate of 50 percent per year on each of May 1, 2016 and 2017.

Option Exercises and Stock Vested - 2015

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on	on	Acquired on	on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)(1)
Peter C. Chang	—	—	120,000	2,210,400
David A. Hubbard	—	—	33,000	607,860
Anita K. Ho	—	—	3,000	55,260

(1)	Value realized is based on the fair market value of our Common Stock on the date of vesting.

Potential Payments Upon Termination or Change-in-Control

Other than the RSUs granted to Peter C. Chang, which vest in full in the event of a change in control, the Company has not entered into any contract, agreement or arrangement or adopted any plan that provides for payments to a named executive officer at, following, or in connection with any termination or change in control that are not available to all employees.

Compensation Risk Assessment

In connection with its review of employee compensation and the compensation process, the Company has concluded that risks arising from its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

2015 Director Compensation

The following table sets forth cash amounts and the value of other compensation earned by the Company’s non-employee directors during 2015:

	Fees Earned or	Option Awards
Name	Paid in Cash ($)	($)(1)(2)	Total ($)
Richard Black	32,000	220,320	252,320
Gwong-Yih Lee	16,000	163,320	179,320
Ray Sun	24,000	163,320	187,320
James Yeh	24,000	163,320	187,320

(1)	Amounts represent grant date fair value computed in accordance with ASC 718. The actual value recognized by the individual is based on the market price of our Common Stock on the vesting dates and may be higher or lower than the amounts reflected herein. See the notes to our consolidated financial statements for a discussion of the assumptions made in determining these values.

(2)	The following table sets forth the aggregate number of shares of Common Stock underlying option awards outstanding at December 31, 2015:

Name	Number of Shares
Richard Black	36,000
Gwong-Yih Lee	24,000
Ray Sun	30,000
James Yeh	21,000

Effective January 1, 2015, the Company’s non-employee directors receive an annual cash retainer of $16,000 for service on the Board and any committees other than the Audit Committee. The Chairman of the Audit Committee also receives an annual cash retainer of $16,000 and each member of the Audit Committee other than the Chairman also receives an annual cash retainer of $8,000 for service on the Audit Committee. All retainers are payable quarterly.

Directors who are not employees receive an initial grant of an option to purchase 12,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant, which vests ratably over 36 months. This initial grant is made on the first business day following election to the Board. On the first business day following the third anniversary of a director’s election to the Board, each non-employee director is entitled to receive an option to purchase 12,000 shares of Common Stock at the fair market value of the Common Stock on the date of grant, which option vests ratably over 36 months. The options granted to our outside directors have a per share exercise price equal to 100% of the fair market value of the underlying shares on the date of grant, have a term of 10 years and automatically become fully vested in the event of a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 28, 2016, as to shares of our Common Stock beneficially owned by: (1) each person who is known by the Company to beneficially own more than 5% of its Common Stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table, and (4) all of our directors and executive officers as a group. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be. Unless otherwise noted below, the address of each beneficial owner is c/o Alliance Fiber Optic Products, Inc., 275 Gibraltar Drive, Sunnyvale, California 94089. The percentage of Common Stock beneficially owned is based on 15,791,585 shares of Common Stock outstanding as of March 28, 2016. In addition, shares issuable pursuant to options which may be exercised and RSUs which vest within 60 days of March 28, 2016 are deemed to be issued and outstanding and have been treated as outstanding in calculating the percentage ownership of those individuals possessing such interest, but not for any other individuals. Thus, the number of shares considered to be outstanding for purposes of this table may vary depending on the individual’s particular circumstances.

	Number of
	Shares of
	Common	Percentage of
	Stock	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned
Directors and Named Executive Officers:
Peter C. Chang (2)	1,454,640	9.21%
Richard Black (3)	52,000	*
Gwong-Yih Lee (4)	22,000	*
Ray Sun (5)	20,000	*
James C. Yeh (6)	231,000	1.46
David A. Hubbard (7)	63,954	*
5% Stockholder:
Foxconn Holding Limited (8)	2,170,000	13.74%
All Directors and Executive Officers as a group (6 persons) (9)	1,843,594	11.47

* Represents less than 1%.

(1)	To the Company’s knowledge, except as otherwise disclosed, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the notes to this table.

(2)	Includes 16,000 shares held in the name of Mr. Chang’s minor children, 1,158,640 shares held in the name of the Chang Family LLC and 100,000 shares held in the name of the Peter and Mary Chang Foundation, of which Mr. Chang and his wife, Mary C. Chen, are the Managing Members. Also includes 180,000 shares underlying RSUs that vest within 60 days of March 28, 2016.

(3)	Includes options to purchase 16,000 shares of Common Stock exercisable within 60 days of March 28, 2016.

(4)	Includes 8,000 shares held in the name of the Lee Trust. Mr. Lee and his wife, Angela Lee, as trustees, have dispositive and voting power for the shares held by the Lee Trust. Also includes options to purchase 14,000 shares of Common Stock that are exercisable within 60 days of March 28, 2016.

(5)	Includes options to purchase 20,000 shares of Common Stock that are exercisable within 60 days of March 28, 2016.

(6)	Includes 220,000 shares held in the name of Matics Computer Systems, Inc., over which Mr. Yeh has voting and dispositive power. Also includes options to purchase 11,000 shares of Common Stock that are exercisable within 60 days of March 28, 2016.

(7)	Includes 31,000 shares underlying RSUs that vest within 60 days of March 28, 2016.

(8)	According to a Schedule 13G filed jointly on February 16, 2016 for the year ended December 31, 2015 by Hon Hai and Foxconn, each entity has shared voting and dispositive power over the shares. Foxconn is a subsidiary of Hon Hai. Hon Hai disclaims beneficial ownership of these shares. The principal business address for Hon Hai and Foxconn is 2 Tsu Yu Street, Tu Cheng City, Taipei Hsien, Taiwan, R.O.C. According to information provided by Hon Hai, the board of directors of Foxconn has dispositive power for the shares and has delegated voting power to Mr. The-Tsai Huang and Ms. Chiu-Lian Huang. As of the Record Date, and based on information filed with the Securities and Exchange Commission in March 2016, Foxconn and Hon Hai held 2,170,000 shares of Common Stock.

(9)	Includes options to purchase 61,000 shares of Common Stock that are exercisable within 60 days of March 28, 2016 and 211,000 shares underlying RSUs that vest within 60 days of March 28, 2016.

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

(2) Includes:

(i) 487,824 shares reserved for issuance under the Stock Incentive Plan. The number of shares reserved for issuance under the plan may be increased on the first day of the Company’s fiscal year by the lesser of 680,000 shares, 5% of the fully diluted outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Board.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in our Code of Conduct and Business Ethics. We monitor related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of the Board or an independent and disinterested committee of the Board.

According to share ownership numbers contained in a Form 4 filed with the SEC in March 2016, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co., Ltd. (“Hon Hai”) held 13.73% of our Common Stock based on the number of shares outstanding on the Record Date. In the normal course of business, we sell products to and purchase raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with transactions with unrelated third parties. For fiscal 2015, sales of products to Hon Hai were $0.04 million, purchases of raw materials from Hon Hai were $2.0 million and $0.3 million were due to Hon Hai. No amounts were due from Hon Hai at December 31, 2015.

Board Structure, Independence, Meetings and Committees

Our Board believes that having a combined Chairman of the Board and Chief Executive Officer is the most effective leadership structure for the Company at this time. The Board believes that Mr. Chang is the director best situated to identify strategic opportunities and focus the activities of the Board due to his full-time commitment to our business and his company-specific experience. The Board also believes that the combined role of Chairman and Chief Executive Officer promotes effective execution of strategic imperatives and facilitates information flow between management and the Board.

The Board held eight meetings during 2015. All directors attended 100% of the aggregate number of meetings of the Board and of the committees on which each such director serves. The independent directors meet in regularly scheduled executive sessions at meetings of the Board without the participation of the Chief Executive Officer or the other members of management. In 2015, one director attended the annual meeting. We do not have a policy requiring directors to attend our annual meetings.

The Board has determined that, except for Mr. Chang, all of the members of the Board are “independent directors” within the meaning of Rule 5605 of The NASDAQ Stock Market and the rules of the SEC. Mr. Chang is not considered independent because he is employed by the Company as its President and Chief Executive Officer. For all of the non-employee directors, the Board considered their relationship and transactions with the Company as directors and as securityholders of the Company.

The Board is actively involved in the oversight of risks that could affect our business and operations, while management is responsible for day-to-day risk management. The Board administers this oversight function directly through the Board as a whole, as well as through the Audit and Nominating and Corporate Governance committees of the Board.

The Board has appointed an Executive Compensation Committee, an Audit Committee and a Nominating and Corporate Governance Committee. The Board has approved a charter for each of these committees. Copies of the charters of the Audit Committee, Nominating and Corporate Governance Committee and Executive Compensation Committee are available through our website at www.afop.com. The Board has also appointed a Non-Executive Compensation Committee.

Executive Compensation Committee

Number of Members:	Three

Members:	Mr. Sun (Chairman)
Mr. Black
Mr. Lee

Number of Meetings:	Two

Functions:

The Executive Compensation Committee’s primary functions are to assist the Board in meeting its responsibilities with regard to oversight and determination of executive compensation and to review and make recommendations to the Board with respect to major compensation plans, policies and programs of the Company. Other specific duties and responsibilities of the Executive Compensation Committee are to review and approve the compensation for the Chief Executive Officer and other executive officers of the Company, establish and modify the terms and conditions of employment of the Chief Executive Officer and other executive officers of the Company and administer the Company’s stock plans and other compensation plans.

Audit Committee

Number of Members:	Three

Members:	Mr. Black (Chairman)
Mr. Sun
Mr. Yeh

Number of Meetings:	Four

Functions:

The Audit Committee’s primary functions are to assist the Board of Directors in fulfilling its oversight responsibilities relating to the Company’s financial statements, system of internal controls, and auditing, accounting and financial reporting processes. Other specific duties and responsibilities of the Audit Committee are to appoint, compensate, evaluate and, when appropriate, replace the Company’s independent auditors; review and pre-approve audit and permissible non-audit services; review the scope of the annual audit; monitor the independent auditors’ relationship with the Company; and meet with the independent auditors and management to discuss and review the Company’s financial statements, internal controls, and auditing, accounting and financial reporting processes. Mr. Black is the Audit Committee financial expert.

Nominating and Corporate Governance Committee

Number of Members:	Three

Members:	Mr. Black (Chairman)
Mr. Sun
Mr. Yeh

Number of Meetings:	One

Functions:

The Nominating and Corporate Governance Committee’s primary functions are to identify qualified individuals to become members of the Board and determine the composition of the Board and its committees. Other specific duties and responsibilities are to recommend nominees to fill vacancies on the Board, review suggestions for candidates for membership on the Board, and monitor compliance with Board and Board committee membership criteria.

Non-Executive Compensation Committee

Mr. Chang currently serves as the sole member of the Non-Executive Compensation Committee. The Non-Executive Compensation Committee is a secondary committee responsible for granting and issuing awards under the 2000 Stock Incentive Plan, as amended and restated, to eligible employees, other than to members of the Board, to individuals designated by the Board as “Section 16 officers,” and to employees who hold the title of Vice President or above.

Director Nominations

The Board nominates a class of directors for election at each annual meeting of stockholders and elects new directors to fill vacancies when they arise. The Nominating and Corporate Governance Committee has the responsibility to identify, evaluate, recruit and recommend qualified candidates to the Board for nomination or election.

The Board has an objective that its membership is composed of experienced and dedicated individuals with a diversity of backgrounds, perspectives and skills. The Nominating and Corporate Governance Committee will select candidates for director based on their character, judgment, diversity of experience, business acumen, and ability to act on behalf of all stockholders. The Nominating and Corporate Governance Committee believes that nominees for director should have experience, such as experience in management or accounting and finance, or industry and technology knowledge, that may be useful to the Company and the Board, high personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his or her duties as a director. While diversity is among the qualifications that may be considered, the Committee does not have a formal diversity policy. The Nominating and Corporate Governance Committee believes it is appropriate for at least one, and, preferably, multiple, members of the Board to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and for a majority of the members of the Board to meet the definition of “independent director” under the rules of The NASDAQ Stock Market. The Nominating and Corporate Governance Committee also believes it is appropriate for certain key members of the Company’s management to participate as members of the Board.

Prior to each annual meeting of stockholders, the Nominating and Corporate Governance Committee identifies nominees first by evaluating the current directors whose term will expire at the annual meeting and who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate’s prior service as a director, and the needs of the Board with respect to the particular talents and experience of its directors. In the event that a director does not wish to continue in service, the Nominating and Corporate Governance Committee determines not to re-nominate the director, or a vacancy is created on the Board as a result of a resignation, an increase in the size of the Board or other event, the Committee will consider various candidates for Board membership, including those suggested by the Committee members, by other Board members, by any executive search firm engaged by the Committee and by stockholders. A stockholder who wishes to suggest a prospective nominee for the Board should notify the Secretary of the Company or any member of the Committee in writing with any supporting material the stockholder considers appropriate.

In addition, the Company’s Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at the Company’s Annual Meeting of Stockholders. In order to nominate a candidate for director, a stockholder must give timely notice in writing to the Secretary of the Company and otherwise comply with the provisions of the Company’s Bylaws. To be timely, the Company’s Bylaws provide that the Company must have received the stockholder’s notice no less than 60 days nor more than 90 days prior to the scheduled date of the meeting. However, if notice or prior public disclosure of the date of the annual meeting is given or made to stockholders less than 75 days prior to the meeting date, the Company must receive the stockholder’s notice by the earlier of (i) the close of business on the 15th day after the earlier of the day the Company mailed notice of the annual meeting date or provided public disclosure of the meeting date and (ii) two days prior to the scheduled date of the annual meeting. Information required by the Bylaws to be in the notice include the name and contact information for the candidate and the person making the nomination and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Securities Exchange Act of 1934 and the related rules and regulations under that Section.

Stockholder nominations must be made in accordance with the procedures outlined in, and include the information required by, the Company’s Bylaws and must be addressed to: Secretary, Alliance Fiber Optic Products, Inc., 275 Gibraltar Drive, Sunnyvale, California 94089. You can obtain a copy of the Company’s Bylaws by writing to the Secretary at this address.

Stockholder Communications with the Board of Directors

If you wish to communicate with the Board, you may send your communication in writing to: Secretary, Alliance Fiber Optic Products, Inc., 275 Gibraltar Drive, Sunnyvale, California 94089. You must include your name and address in the written communication and indicate whether you are a stockholder of the Company. The Secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the appropriate director or directors or committee of the Board based on the subject matter.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by Marcum LLP for the audit of our financial statements for 2015 and 2014. No fees were billed for other services.

	Year Ended December 31,
	2015	2014
Audit Fees	$485,680	$365,932
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$485,680	$365,932

Pre-Approval Policies and Procedures

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s registered public accountants be approved in advance by the Audit Committee. The Audit Committee pre-approved 100% of the audit fees incurred in the year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Exhibits

See the Exhibit Index, which follows the signature pages of this report and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Date: May 2, 2016
	By	/s/ Peter C. Chang
Peter C. Chang
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1*	Rule 13a–14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a–14(a) Certification of Acting Chief Financial Officer.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase document
____________________

* Filed herewith.