Form 10-Q
period 2016-03-31
ALLIANCE FIBER OPTIC PRODUCTS INC
filed 2016-05-02
CIK 1122342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 20, 2016, 15,803,585 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,076	$6,157
Short-term investments	13,135	17,831
Accounts receivable, net	8,988	12,547
Inventories, net	11,905	10,919
Deferred tax asset, net	3,848	3,848
Prepaid expenses and other current assets	1,683	2,121
Total current assets	52,635	53,423

Long-term investments	10,868	10,821
Property and equipment, net	16,032	16,183
Other assets	208	206
Total assets	$79,743	$80,633

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,214	$6,059
Accrued expenses	7,149	9,510
Total current liabilities	14,363	15,569

Other long-term liabilities	2,079	2,194
Total liabilities	16,442	17,763

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, par value $0.001: 5,000,000 shares authorized:
no shares issued and outstanding at March 31, 2016 and
December 31, 2015	-	-
Common stock, $0.001 par value: 100,000,000 shares authorized;
15,791,585 and 15,786,785 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	16	16
Additional paid-in-capital	77,358	76,462
Accumulated deficit	(14,315)	(13,779)
Accumulated other comprehensive income	242	171

Stockholders' equity	63,301	62,870

Total liabilities and stockholders' equity	$79,743	$80,633

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (loss)

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues	$12,485	$21,663
Cost of revenues	8,783	12,871
Gross profit	3,702	8,792
Operating expenses:
Research and development	1,200	1,143
Selling, marketing and administrative	3,151	2,231
Total operating expenses	4,351	3,374
(Loss) income from operations	(649)	5,418
Interest and other income, net	102	196
(Loss) Income before income taxes	(547)	5,614
Benefit (Provision) for income taxes	11	(2,056)
Net (loss) income	$(536)	$3,558

Other comprehensive income:
Cumulative translation adjustments	70	436
Unrealized gain (loss) on investments	1	(4)
Comprehensive (loss) income	$(465)	$3,990

Net (loss) income per share:
Basic	$(0.03)	$0.20
Diluted	$(0.03)	$0.19
Shares used in computing net (loss) income per share:
Basic	15,789	17,872
Diluted	15,789	18,296

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

ALLIANCE FIBER OPTIC PRODUCTS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(536)	$3,558
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	843	659
Loss on disposal of property and equipment	3	-
Stock-based compensation	877	496
Provision for (recovery of) inventory valuation	(46)	139
Deferred taxes	-	1,168
Changes in assets and liabilities:
Accounts receivable	3,563	(3,354)
Inventories	(823)	(1,100)
Prepaid expenses and other current assets	579	(388)
Other assets	(5)	(9)
Accounts payable	1,071	1,104
Accrued expenses	(2,419)	386
Other long-term liabilities	(296)	(78)
Net cash provided by operating activities	2,811	2,581

Cash flows from investing activities:
Purchase of short-term investments	(9,360)	(31,847)
Proceeds from sales and maturities of short-term investments	14,121	31,537
Purchase of long-term investments	(47)	(46)
Purchase of property and equipment	(479)	(1,015)
Net cash provided by (used in) investing activities	4,235	(1,371)

Cash flows from financing activities:
Proceeds from the exercise of stock options	19	93
Repurchase of common stock	-	(3,986)
Net cash provided by (used in) financing activities	19	(3,893)

Effect of exchange rate changes on cash and cash equivalents	(146)	341
Net increase (decrease) in cash and cash equivalents	6,919	(2,342)
Cash and cash equivalents at beginning of period	6,157	22,723
Cash and cash equivalents at end of period	$13,076	$20,381

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$81	$216

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Alliance Fiber Optic Products, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year.

There have been no significant changes in the Company’s critical accounting policies during the three months ended March 31, 2016 as compared to those disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

Concentrations of Risk

Connectivity products contributed 71.9% and 79.7% of the Company’s revenues for the three months ended March 31, 2016 and 2015, respectively. The Company’s optical passive products contributed 28.1% and 20.3% of the Company’s revenues for the three months ended March 31, 2016 and 2015, respectively.

In the three month ended March 31, 2016 and 2015, the Company’s 10 largest customers comprised 62.2% and 77.9% of the Company’s revenues, respectively. One customer accounted for 10.7% and 45.1% of the Company’s revenues for the three months ended March 31, 2016 and 2015, respectively. The amount due from this customer was $0.7 million at March 31, 2016.

2. Recent Accounting Pronouncements

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

3. Stockholders’ Equity

Stock Repurchase Program. On August 24, 2015, the Company announced a program to repurchase up to $25.0 million worth of the Company’s outstanding common stock. On November 20, 2015, the Company increased the program by $10 million. Repurchases under the program may be made in open market and privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The Company was not required to repurchase any amount of common stock in any period and the program could be modified or suspended at any time. For the year ended December 31, 2015, an aggregate of 2,196,632 shares of common stock had been repurchased under the program and the repurchased program was closed as of December 31, 2015. There were no shares repurchased during the three months ended March 31, 2016.

4. Stock-based Compensation

The Accounting Standards Codification (“ASC”) 718 requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options granted and stock purchased pursuant to the Employee Stock Purchase Plan (“ESPP”) was determined using the Black-Scholes Model.

Pursuant to the Company’s 2000 Stock Incentive Plan (the ”2000 Plan”), participants may be granted restricted stock units (“RSUs”), representing an unfunded, unsecured right to receive shares of the Company’s common stock on the date specified in the recipient’s award. The RSUs granted under the plan generally vest over two years at a rate of 50 percent per year, over three years at a rate of 33.3 percent per year, over four years at a rate of 25 percent per year or over five years at a rate of 20 percent per year. The Company recognizes compensation expense on a straight-line basis over the vesting term of each award.

Options granted under the 2000 Plan generally vest over four years. Options have a ten year contractual term.

The following information relates to stock option activity for the three months ended March 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2015	571,600	$9.71
Granted	-	-
Exercised	(4,800)	3.88
Forfeited	-	-
Outstanding at March 31, 2016	566,800	$9.76	7.51 Years	$2,894,971
Vested and expected to vest at March 31, 2016	566,800	$9.76	7.51 Years	$2,894,971
Exercisable at March 31, 2016	207,614	$7.25	6.31 Years	$1,577,556

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $0.01 million and $0.3 million, respectively.

Cash received from option exercises was $0.02 million and $0.1 million during the three months ended March 31, 2016 and 2015, respectively. Such amounts are included within the financing activities section in the accompanying condensed consolidated statements of cash flows.

No options were granted during the three months ended March 31, 2016. 60,000 RSUs were granted during the three months ended March 31, 2016, which RSUs vest as to one half of the shares on each of January 1, 2017 and 2018. At March 31, 2016, there was $6.2 million of unrecognized compensation cost related to stock options and RSUs, all of which is expected to be realized over three years.

The following table summarizes employee stock-based compensation expense resulting from stock options, RSUs and the ESPP (in thousands):

	Three Months Ended March 31,
	2016	2015
Included in cost of revenue	$103	$121
Included in operating expenses:
Research and development	67	46
Selling, marketing and administrative	707	329
Total	774	375
Total stock-based compensation expense	$877	$496

5. Inventories, net (in thousands)

	March 31,	December 31,
	2016	2015
Inventories
Finished goods	$3,257	$3,438
Work-in-process	4,793	4,409
Raw materials	3,855	3,072
	$11,905	$10,919

The inventory balances shown above are presented net of an allowance for excess and obsolete inventories of $1.4 million at each of March 31, 2016 and December 31, 2015.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net (loss) income	$(536)	$3,558
Denominator:
Shares used in computing net (loss) income per share:
Basic	15,789	17,872
Diluted	15,789	18,296
Net (loss) income per share:
Basic	$(0.03)	$0.20
Diluted	$(0.03)	$0.19

7. Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period resulting from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. The difference between net (loss) income and comprehensive (loss) income for the Company is due to foreign exchange translations adjustments and unrealized gain (loss) on available-for-sale securities.

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

The Company is subject to income tax in both the United States and various foreign jurisdictions. The effective tax rate is also affected by the taxable earnings in foreign jurisdictions with various different statutory tax rates. The Company reviews its expected annual effective income tax rates and makes changes on a quarterly basis as necessary based on certain factors such as forecasted annual operating income and valuation of deferred tax assets. The Company recorded an income tax benefit in 2016 to reflect the net loss incurred during the three months ended March 31, 2016.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.

9. Commitments and Contingencies

Litigation:

From time to time, the Company may be involved in litigation in the normal course of business. As of the date of these financial statements, the Company is not aware of any material legal proceedings pending or threatened against the Company. See Note 13 for information with respect to litigation after the date of the financial statements.

Indemnification and Product Warranty:

The Company indemnifies certain customers, suppliers and subcontractors for attorney fees and damages and costs awarded against these parties in certain circumstances in which products are alleged to infringe third party intellectual property rights, including patents, trade secrets, trademarks or copyrights. In all cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. As of March 31, 2016, the Company has not paid any claim or been required to defend any action related to indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

The Company generally warrants products against defects in materials and workmanship and non-conformance to specifications for varying lengths of time. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record a charge against cost of revenues. The Company accrued $0.09 million and $0.07 million for warranty reserves at March 31, 2016 and December 31, 2015.

Operating Leases:

The Company leases office space under long-term operating leases expiring at various dates through 2019.

The Company’s aggregate future minimum facility lease payments as of March 31, 2016 were as follows (in thousands):

Years ending December 31:
2016 (remaining nine months of the year)	$820
2017	647
2018	419
2019	367
Total	$2,253

10. Related Party Transactions

As of March 31, 2016, and based on information filed with the Securities and Exchange Commission in March 2016, Foxconn Holding Limited (“Foxconn”) and Hon Hai Precision Industry Co. Ltd. (“Hon Hai”) held 13.74% of the Company’s common stock. In the normal course of business, the Company sells products to and purchases raw materials from Hon Hai, who is the parent company of Foxconn. These transactions were made at prices and terms consistent with those of unrelated third parties.

Sales to Hon Hai were $0.001 million for the three months ended March 31, 2016. No sales to Hon Hai were made in the three months ended March 31, 2015. Purchases of raw materials from Hon Hai were $0.3 million and $0.5 million in the three months ended March 31, 2016 and 2015, respectively. The amount due from Hon Hai was $0.001 million as of March 31, 2016. No amount was due from Hon Hai as of December 31, 2015. Amounts due to Hon Hai were $0.4 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively.

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

In accordance with the U.S. GAAP Codification Topic 820, the following table represents the fair value hierarchy for the Company’s financial assets (investments) measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$115	$115	$-	$-
Marketable Securities:
Time deposits	7,977	7,977	-	-
Corporate bonds	5,158	-	5,158	-
Long-term investments:
Time deposits	10,868	10,868	-	-
Total	$24,118	$18,960	$5,158	$-

	Fair Value Measurements at
	Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$281	$281	$-	$-
Marketable Securities:
Time deposits	12,825	12,825	-	-
Corporate bonds	5,006	-	5,006	-
Long-term investments:
Time deposits	10,821	10,821	-	-
Total	$28,933	$23,927	$5,006	$-

As of March 31, 2016 and December 31, 2015, the Company held investments in corporate bonds, certificates of deposit, and money market securities. The Company’s cash and cash equivalents consist of investments with original maturities of 90 days or less from the date of purchase. The Company’s short-term investments consist of corporate bonds and certificates of deposit with original maturities of 91 days or more from the date of purchase. The Company’s long-term investments consist of certificates of deposit with original maturities of 365 days or more from the date of purchase.

12. Geographic Segment Information

The Company operates in a single industry segment. This industry segment is characterized by rapid technological change and significant competition.

The following is a summary of the Company’s revenues generated by geographic segments, revenues generated by product lines and identifiable assets located in these segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues
North America	$5,386	$15,535
Europe	2,266	2,861
Asia	4,833	3,267
	$12,485	$21,663

	Three Months Ended March 31,
	2016	2015
Revenues
Connectivity Products	$8,978	$17,263
Optical Passive Products	3,507	4,400
	$12,485	$21,663

	March 31,	December 31,
	2016	2015
Property and Equipment. Net
United States	$199	$191
Taiwan	8,891	9,016
China	6,942	6,976
	$16,032	$16,183

13. Subsequent Events

Merger Agreement

On April 7, 2016, Corning Incorporated, (“Parent”) a New York corporation, Apricot Merger Company, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Parent caused Merger Sub to commence, on April 21, 2016, a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of the Company’s common stock, $0.001 par value and the related rights to purchase shares of Series A Preferred Stock (the “Shares”), at a price of $18.50 per share (the “Offer Price”). Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of Shares being tendered in the Offer and (ii) the satisfaction or waiver by Merger Sub of certain other customary conditions and requirements set forth in the Merger Agreement. The Offer expires at 12:00 midnight, New York City (end of day) time on Thursday, May 19, 2016 unless the Offer is extended in accordance with the terms of the Merger Agreement.

Pursuant to the Merger Agreement, as of the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). In the Merger, each Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in treasury, Shares held directly or indirectly by Parent or its subsidiaries, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each outstanding and unexercised option to purchase Shares to the extent vested as of the Effective Time (each, a ‘‘Vested Option’’) will be cancelled and converted into the right to a payment in cash of an amount equal to the product of (a) the total number of Shares subject to such Vested Option immediately prior to such cancellation and (b) the excess, if any, of the Offer Price over the exercise price per Share of such Vested Option immediately prior to such cancellation, less any applicable tax withholding. Any Vested Option with an exercise price per Share in excess of the Offer Price will be cancelled without any consideration due in exchange.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each RSU to the extent it is vested and outstanding as of the Effective Time (each, a ‘‘Vested RSU’’) will be cancelled and exchanged for the right to a payment in cash of an amount equal to the product of (a) the total number of Shares subject to such Vested RSU immediately prior to such cancellation and (b) the Offer Price, less any applicable tax withholding.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each outstanding and unexercised option to purchase Shares to the extent unvested as of the Effective Time (each, an ‘‘Unvested Option’’) will be assumed by Parent and converted into an option to purchase that number of shares of common stock of Parent as is determined by multiplying the number of Shares that were subject to such Unvested Option immediately prior to the Effective Time by the ‘‘conversion ratio’’ (as defined below), at a per Share exercise price as is determined by dividing the per Share exercise price of such Unvested Option as in effect immediately prior to the Effective Time by such conversion ratio and rounding the resulting exercise price up to the nearest whole cent. The resulting option to purchase shares of common stock of Parent will be subject to the same vesting terms and conditions as in effect immediately prior to the Effective Time. The ‘‘conversion ratio’’ means a fraction having a numerator equal to the Offer Price and a denominator equal to the average closing sales price of Parent’s common stock as reported on the New York Stock Exchange for the ten consecutive trading day period ending (and including) the second trading day prior to the Effective Time.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each RSU that is outstanding and unvested as of the Effective Time (each, an ‘‘Unvested RSU’’) will be assumed by Parent and converted into an award with the same vesting terms and conditions entitling the holder to a payment in cash of an amount equal to the product of (a) the total number of Shares subject to such Unvested RSU immediately prior to such conversion and (b) the Offer Price, less any applicable tax withholding.

Litigation

On April 22, 2016, a complaint captioned Stephen Bushansky v. Alliance Fiber Optic Products, Inc., et al. Case No. 16-CV-294245 was filed in the Superior Court of California, County of Santa Clara naming as defendants the Company, its Board of Directors, Corning and Merger Sub. This action purports to be a class action brought by a stockholder alleging, among other things, that the Company’s Board of Directors breached their fiduciary duties by approving the Merger Agreement, and that the Company, Corning and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind the transaction in the event it is consummated.

On April 27, 2016, a complaint captioned Rudy Luck v. Alliance Fiber Optic Products, Inc., et al., Case No. 16-CV-294413 was filed in the Superior Court of California, County of Santa Clara naming as defendants the Company, its Board of Directors, Corning and Apricot. Similarly to the Bushansky action referenced above, this action purports to be a class action brought by a stockholder alleging, among other things, that the Company’s Board of Directors breached their fiduciary duties by approving the Merger Agreement, and that Corning and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaint seeks, among other things, either to enjoin the proposed transaction or to rescind the transaction in the event it is consummated.

The outcome of this litigation cannot be predicted with certainty; however, the Company believes that the actions are without merit and intends to defend them vigorously. A reasonable estimate of the amount of any possible loss or range of loss, if any, cannot be made at this time and, as such, the Company has not recorded an accrual for any possible loss.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Report, the words “expects,” “anticipates,” “believes”, “estimates,” “plans,” “intends,” “could,” “will,” “may” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the proposed merger and related litigation, our operating results, revenues, sources of revenues, cost of revenues, gross margin, profitability, the amount and mix of investments, expenditures and expenses, our liquidity and the adequacy of our capital resources, our uses of cash, the impact of the economic environment on our business, exposure to interest rate or currency fluctuations, anticipated working capital and capital expenditures, reliance on our connectivity products, our cash flow, trends in average selling prices, our reliance on the commercial success of our optical passive products, plans for future products and enhancements of existing products, features, benefits and uses of our products, demand for our products, our success being tied to relationships with key customers, industry trends and market demand, our ability to protect our intellectual property, the potential benefit of indemnification agreements, increases in the number of possible requests for licenses and patent infringement claims, our competitive position, sources of competition, consolidation in our industry, our international strategy, inventory management, our factory utilization levels, our employee relations, the adequacy of our internal controls, and the effect of recent, future and changing accounting pronouncements and our critical accounting policies, estimates, models, judgments and assumptions on financial results. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed elsewhere in this report, as well as risks related to the proposed merger and related litigation, risks related to the development of the metropolitan, last mile access, data center and enterprise networks, customer acceptance of our products, our ability to retain and obtain customers, industry-wide overcapacity and shifts in supply and demand for optical components and modules, our ability to meet customer demand and manage inventory, risks associated with our international operations, cyber-security risks, fluctuations in demand for our products, declines in average selling prices, pricing pressure from customers or potential customers, development of new products by us and our competitors, increased competition, inability to obtain sufficient quantities of raw materials or components, loss of a key supplier, integration of acquired businesses or technologies, financial stability in foreign markets, foreign currency exchange rates, interest rates, costs associated with being a public company, failure to meet customer requirements, our ability to license intellectual property on commercially reasonable terms, the impact of the economic environment, and the risks set forth below under Part II, Item 1A, “Risk Factors.” These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Proposed Merger with Corning

On April 7, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Corning Incorporated, (“Parent”) a New York corporation and Apricot Merger Company, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) Company. Pursuant to the Merger Agreement, Parent caused Merger Sub to commence, on April 21, 2016, a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of our common stock, $0.001 par value and the related rights to purchase shares of Series A Preferred Stock (the “Shares”), at a price of $18.50 per share, net to the seller in cash without interest and subject to any required withholding taxes (the “Offer Price”). Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of Shares being tendered in the Offer and (ii) the satisfaction or waiver by Merger Sub of certain other customary conditions and requirements set forth in the Merger Agreement. The Offer expires at 12:00 midnight, New York City (end of day) time on Thursday, May 19, 2016 unless the Offer is extended in accordance with the terms of the Merger Agreement.

Pursuant to the Merger Agreement, as of the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into our company with our company surviving as a wholly-owned subsidiary of Parent (the “Merger”). In the Merger, each Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in treasury, Shares held directly or indirectly by Parent or its subsidiaries, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each outstanding and unexercised option to purchase Shares to the extent vested as of the Effective Time (each, a ‘‘Vested Option’’) will be cancelled and converted into the right to a payment in cash of an amount equal to the product of (a) the total number of Shares subject to such Vested Option immediately prior to such cancellation and (b) the excess, if any, of the Offer Price over the exercise price per Share of such Vested Option immediately prior to such cancellation, less any applicable tax withholding. Any Vested Option with an exercise price per Share in excess of the Offer Price will be cancelled without any consideration due in exchange.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each restricted stock unit (“RSU”) to the extent it is vested and outstanding as of the Effective Time (each, a ‘‘Vested RSU’’) will be cancelled and exchanged for the right to a payment in cash of an amount equal to the product of (a) the total number of Shares subject to such Vested RSU immediately prior to such cancellation and (b) the Offer Price, less any applicable tax withholding.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each outstanding and unexercised option to purchase Shares to the extent unvested as of the Effective Time (each, an ‘‘Unvested Option’’) will be assumed by Parent and converted into an option to purchase that number of shares of common stock of Parent as is determined by multiplying the number of Shares that were subject to such Unvested Option immediately prior to the Effective Time by the ‘‘conversion ratio’’ (as defined below), at a per Share exercise price as is determined by dividing the per Share exercise price of such Unvested Option as in effect immediately prior to the Effective Time by such conversion ratio and rounding the resulting exercise price up to the nearest whole cent. The resulting option to purchase shares of common stock of Parent will be subject to the same vesting terms and conditions as in effect immediately prior to the Effective Time. The ‘‘conversion ratio’’ means a fraction having a numerator equal to the Offer Price and a denominator equal to the average closing sales price of Parent’s common stock as reported on the New York Stock Exchange for the ten consecutive trading day period ending (and including) the second trading day prior to the Effective Time.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each RSU that is outstanding and unvested as of the Effective Time (each, an ‘‘Unvested RSU’’) will be assumed by Parent and converted into an award with the same vesting terms and conditions entitling the holder to a payment in cash of an amount equal to the product of (a) the total number of Shares subject to such Unvested RSU immediately prior to such conversion and (b) the Offer Price, less any applicable tax withholding.

The Merger Agreement provides that the Merger shall be effected as soon as practicable following the consummation of the Offer without stockholder approval pursuant to Section 251(h) of the Delaware General Corporation Law.

The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and us. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of our business between signing and closing, restrictions on responses by us with respect to alternative transactions, governmental filings and approvals and other matters.

The Merger Agreement generally prohibits our solicitation of proposals relating to alternative business combination transactions and restricts our ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to certain limited exceptions.

The Merger Agreement includes a remedy of specific performance for us, Parent and Purchaser. The Merger Agreement also includes customary termination provisions for both us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept and enter into a definitive agreement with respect to an unsolicited superior proposal, we will be required to pay a termination fee of $10,541,022 (approximately 3.5% of the aggregate consideration) (the “Breakup Fee”). A superior proposal is a written proposal pursuant to which a third party would acquire, among other acquisition structures set forth in the Merger Agreement, 50.1% or more of the outstanding voting Shares or other equity interests or assets of our company on terms that our Board of Directors will have determined in good faith (after consultation with its independent financial advisor and its outside legal counsel) to be more favorable to our stockholders from a financial point of view and is reasonably capable of being consummated in accordance with the terms proposed taking into account relevant factors. Any such termination of the Merger Agreement by us is subject to certain conditions, including our compliance with certain procedures set forth in the Merger Agreement and a determination by our Board of Directors that the failure to take such action would be inconsistent with its fiduciary duties under applicable law, the entrance into a definitive agreement by us with a third party and payment of the Breakup Fee by us.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with Securities and Exchange Commission, or SEC, on April 7, 2016 and incorporated herein by reference.

If the Merger is consummated, we will become a wholly-owned subsidiary of Parent. Accordingly, this Quarterly Report on Form 10-Q, which assumes we remain a standalone business, should be read with the understanding that should the Merger be completed, Parent will have the power to control the conduct of our business.

Additional Information and Where to Find It

This shall not constitute an offer to sell or the solicitation of an offer to buy any shares of our common stock, nor shall there be any sale of such common stock in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. The offer is only being made through a Tender Offer Statement on Schedule TO filed with the SEC on April 21, 2016, which contains an offer to purchase, form of letter of transmittal and other documents relating to the Offer (collectively, the “ Offer Materials”), each having been filed with the SEC by Merger Sub and Parent. In addition, we filed with the SEC on April 21, 2016 a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer. Merger Sub and AFOP have mailed the Offer Materials and the Schedule 14D-9 to our stockholders. Investors and stockholders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement because these documents will contain important information relating to the Offer and related transactions. The Offer Materials and the Schedule 14D-9 are available at no cost on the SEC’s web site at www.sec.gov.

***

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

For additional information regarding our critical accounting policies and estimates, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our connectivity products contributed revenues of $9.0 million, or 71.9%, and $17.3 million, or 79.7%, for the three months ended March 31, 2016 and 2015, respectively. Our optical passive products contributed revenues of $3.5 million, or 28.1%, and $4.4 million, or 20.3%, for the three months ended March 31, 2016 and 2015, respectively.

In the three months ended March 31, 2016 and 2015, our 10 largest customers comprised 62.2% and 77.9% of our total revenues, respectively. One customer accounted for 10.7% and 45.1% of our revenues for the three months ended March 31, 2016 and 2015, respectively.

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

Sales, marketing, and administrative expenses consist of salaries, commissions and related expenses for personnel engaged in marketing, sales and technical support functions, as well as the costs associated with trade shows, promotional activities and travel expenses. It also consists of salaries and related expenses for executive, finance, administrative, accounting and human resources personnel, insurance and professional fees for legal and accounting support. We intend to continue to invest amounts similar to our spending levels in 2015 in our sales and marketing efforts, both domestically and internationally, in order to increase market awareness and to generate sales of our products. We expect administrative expenses will increase in absolute dollars to support our revenue growth, and as a result of cost associated with the proposed Merger and with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Results of Operations

The following table sets forth the relationship between various components of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenues	100.0%	100.0%

Cost of revenues	70.4	59.4
Gross profit	29.6	40.6

Operating expenses:
Research and development	9.6	5.3
Selling, marketing and administrative	25.2	10.3
Total operating expenses	34.8	15.6

(Loss) Income from operations	(5.2)	25.0
Interest and other income, net	0.8	0.9
Net (loss) income before tax	(4.4%)	25.9%
Benefit from (provision for) income taxes	0.1	(9.5)
Net (loss) income	(4.3%)	16.4%

Revenues. Revenues were $12.5 million and $21.7 million for the three months ended March 31, 2016 and 2015, respectively. Revenues decreased 42.4% in the quarter ended March 31, 2016 from the same period in 2015, primarily due to a significant decrease in volume shipments of products to our largest customer, as well as decreases in shipment to other customers in telecom and datacom market applications.

Cost of Revenues. Cost of revenues was $8.8 million and $12.9 million for the three months ended March 31, 2016 and 2015, respectively. Cost of revenues as a percentage of revenues increased to 70.4% for the three months ended March 31, 2016 from 59.4% for the three months ended March 31, 2015. The lower cost of revenues and higher cost of revenues as a percentage of revenues for the three months ended March 31, 2016 resulted from higher fixed costs associated with lower sales, changes in the mix of products sold, and changes in the level of sales to customers.

Gross Profit. Gross profit decreased to $3.7 million, or 29.6% of revenues, for the three months ended March 31, 2016 from $8.8 million, or 40.6% of revenues, for the same period in 2015. The lower gross profit and percentage of gross profit were primarily due to the lower utilization of our factories due to decreased volume shipments of our products.

Research and Development Expenses. Research and development expenses were $1.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. As a percentage of revenues, research and development expenses increased to 9.6% in the three months ended March 31, 2016 from 5.3% for the same period in 2015 as a result of decreased revenues and higher stock-based compensation expenses. We expect research and development expenses will increase as we intend to continue to invest in our research and product development efforts.

Sales, Marketing and Administrative Expenses. Sales, marketing and administrative expenses were $3.2 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. As a percentage of revenues, sales and marketing expenses increased to 25.2% in the three months ended March 31, 2016 from 10.3% in the three months ended March 31, 2015 as a result of decreased revenues. The higher sales, marketing and administrative expenses were primarily due to higher stock-based compensation expenses and significant costs related to merger negotiations.

Stock-Based Compensation. Stock based compensation expense increased to $0.9 million for the three months ended March 31, 2016 from $0.5 million for the same period in 2015. This increase was due to stock options and RSUs granted in 2015 and 2016.

Interest and Other Income, Net. Interest and other income, net, was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in interest income was due to cash used for the stock repurchase program in 2015.

Income Tax Benefit/Expense. Income tax benefit was $0.01 million for the three months ended March 31, 2016. Income tax expense was $2.1 million for the three months ended March 31, 2015. The income tax benefit was due to the net loss incurred in the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2016, we had $13.1 million of cash and cash equivalents, $13.1 million of short-term investments and long-term investments of $10.9 million.

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2016. Net cash provided by operating activities was primarily due to decrease in accounts receivable of $3.6 million, an increase in accounts payable of $1.1 million, contribution from adjustments for non-cash charges, including depreciation, and amortization and stock based compensation of $1.7 million, and a decrease in prepaid expenses of $0.6 million which was partially offset by a decrease in accrued expenses of $2.4 million, an increase in inventory of $0.9 million, and net loss of $0.5 million.

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2015. Net cash provided by operating activities was primarily due to net income of $3.6 million, a decrease in deferred tax assets of $1.2 million, an increase in accounts payable of $1.1 million, total depreciation and stock based compensation expenses of $1.2 million, and a $0.4 million increase in accrued expenses which was partially offset by a $3.4 million increase in accounts receivable, a $1.0 million increase in inventory, and a $0.4 million increase in prepaid expenses.

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2016. In the three months ended March 31, 2016, we received a net of $4.7 million from the sales of short-term investments, and we used $0.5 million to purchase equipment.

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2015. In the three months ended March 31, 2015, we spent a net of $0.4 million for the purchase of short-term and long-term investments, and we used $1.0 million to purchase equipment.

Net cash provided by financing activities was $0.02 million for the three months ended March 31, 2016. Net cash provided by financing activities was from the exercise of options to purchase shares of our common stock.

Net cash used in financing activities was $3.9 million for the three months ended March 31, 2015. Net cash used in financing activities was primarily due to $4.0 million used to repurchase common stock pursuant to our stock repurchase program, which was offset by $0.1 million from the exercise of options to purchase shares of our common stock.

We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, our future growth, including through potential acquisitions of other businesses, assets or technologies, may require additional funding. If cash generated from operations is insufficient to satisfy our long-term liquidity requirements, we may need to raise capital through additional equity or debt financings, credit facilities, strategic relationships or other arrangements. If additional funds are raised through the issuance of securities, these securities could have rights, preferences and privileges senior to holders of common stock, and the terms of any debt facility could impose restrictions on our operations. The sale of additional equity or debt securities could also result in dilution to our stockholders, and additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional funding, we may be required to reduce the scope of our planned product development and marketing efforts. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. Our failure to raise capital when needed could harm our business, financial condition and operating results.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2016.

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

In China, we renewed the lease for our 132,993 square foot facility in Shenzhen, which will expire in October 2019. In December 2014, we entered into two lease agreements for our two new manufacturing facilities next to our facility in Shenzhen. Each facility has 55,285 square feet and both leases expire in December 2019.

Recent Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of March 31, 2016, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10 percent against the dollar, our net asset balance would decrease by approximately $1.0 million as of that date.

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

PART II: OTHER INFORMATION

ITEM 1A: RISK FACTORS

Our proposed merger with a subsidiary of Corning Incorporated is subject to a number of conditions beyond our control. Failure to complete the merger could materially and adversely affect our future business, results of operations, financial condition and stock price.

On April 7, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Corning Incorporated, (“Corning” or “Parent”) a New York corporation, and Apricot Merger Company, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Pursuant to the Merger Agreement, Parent caused Merger Sub to commence on April 21, 2016, a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of our common stock and the related rights to purchase shares of Series A Preferred Stock at a price of $18.50 per share, net to the seller in cash without interest and subject to any required withholding taxes (the “Offer Price”). Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of Shares being tendered in the Offer and (ii) the satisfaction or waiver by Merger Sub of certain other customary conditions and requirements set forth in the Merger Agreement. Pursuant to the Merger Agreement, as of the effective time of the Merger, Merger Sub will merge with and into our company, with AFOP surviving as a wholly-owned subsidiary of Parent (the “Merger”).

We cannot predict whether and when the conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

●	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of Corning;

●	we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Merger;

●	we could potentially lose customers or vendors, new customer or vendor contracts could be delayed or decreased and we may have difficulty hiring and retaining new employees;

●	we have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Merger, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, enter into material contracts outside of the ordinary course of business, amend our organizational documents and incur indebtedness. These restrictions may not be in our best interests as an independent company and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

●	we have incurred and expect to continue to incur expenses related to the Merger, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Merger is completed;

●	we may be required to pay a termination fee of approximately $10.54 million to Parent if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;

●	activities related to the Merger and related uncertainties may lead to a loss of revenues and market position that we may not be able to regain if the proposed Merger does not occur; and

●	the failure to, or delays in, consummating the Merger may result in a negative impression of us with customers, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

In addition, our stock price may fluctuate significantly based on announcements by us, Corning or other third parties regarding the proposed Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquiror.

The Merger Agreement contains “no solicitation” provisions that restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock or to pursue an unsolicited offer, subject to certain limited expections. In addition, Parent has an opportunity to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or change its recommendation with respect to the Merger. Upon the termination of the Merger Agreement to pursue an alternative transaction, including in connection with a “superior proposal”, we will be required to pay $10.54 million as a termination fee. These provisions could discourage a potential third-party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per share price than what would be received in the Offer and the Merger. These provisions might also result in a potential third-party acquiror proposing to pay a lower price per share to our stockholders than it might otherwise have proposed to pay because of the added expense of the $10.54 million termination fee that may become payable. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Our executive officers and directors have interests in the Offer and the Merger that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of our Board of Directors may be deemed to have interests in the Offer and the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our Board of Directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder. These interests relate to or arise from, among other things:

●	the consideration to be received in respect of options to purchase Shares and restricted stock unit awards held by our executive officers and members of our Board of Directors;

●	the acceleration of vesting of equity awards held by our directors and our Chief Executive Officer in connection with the completion of the Merger; and

●	the right to continued indemnification and insurance coverage for our directors and executive officers following the completion of the Merger.

We are currently subject to class action lawsuits and may be subject to additional class action lawsuits relating to the Merger, which could materially adversely affect our business, financial condition, operating results and our ability to consummate the Merger.

Following the announcement that we had entered into the Merger Agreement with Parent and Merger Sub on April 7, 2016, on April 22, 2016, a complaint captioned Stephen Bushansky v. Alliance Fiber Optic Products, Inc., et al. Case No. 16-CV-294245 was filed in the Superior Court of California, County of Santa Clara naming as defendants our company, our Board of Directors, Corning and Merger Sub. This action purports to be a class action brought by a stockholder alleging, among other things, that our Board of Directors breached their fiduciary duties by approving the Merger Agreement, and that we, Corning and Merger Sub aided and abetted these alleged breaches of fiduciary duty. On April 27, 2016, a complaint captioned Rudy Luck v. Alliance Fiber Optic Products, Inc., et al., Case No. 16-CV-294413 was filed in the Superior Court of California, County of Santa Clara naming as defendants our company, our Board of Directors, Corning and Merger Sub. Similarly to the Bushansky action, this action purports to be a class action brought by a stockholder alleging, among other things, that our Board of Directors breached their fiduciary duties by approving the Merger Agreement, and that Corning and Merger Sub aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind the transaction in the event it is consummated. The outcome of this litigation cannot be predicted with certainty; however, we believe that the actions are without merit and intend to defend them vigorously.

We, our directors and officers, Corning and Merger Sub may be subject to additional class action lawsuits relating to the Merger and other additional lawsuits that may be filed. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. The costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

In addition, one of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger shall have been issued by any governmental entity of competent jurisdiction in the United States. Consequently, if any of the plaintiffs in these lawsuits or in any other subsequently filed similar lawsuits are successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.

We have obligations under certain circumstances to hold harmless and indemnify our directors and officers against judgments, fines, settlements and expenses related to claims against such directors and officers and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to any potential litigation. However, an unfavorable outcome in any lawsuit related to the Merger could prevent or delay the consummation of the Merger and result in substantial costs to us.

We will incur significant costs in connection with the Merger, whether or not it is consummated.

We will incur substantial expenses related to the Merger, whether or not it is completed, including expenses related to litigation related to the proposed Merger. Through March 31, 2015, we have incurred substantial transaction costs and we anticipate incurring additional costs and expenses until completion of the Merger. In addition, we will incur investment banking fees of $2.7 million which are payable upon consummation of the Merger. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price.

We have a history of losses, may experience future losses and may not be able to sustain profitability.

From inception through March 31, 2016, we had an accumulated deficit of $14.3 million. We incurred a net loss of $536,000 for the quarter ended March 31, 2016, and may incur additional losses in the future.

We continue to experience fluctuating demand for our products. If demand for our products declines, we may not be able to decrease our expenses on a timely basis or at levels that offset any such decreases. If demand for our products continues to increase in the future, we may incur significant and increasing expenses for expansion of our manufacturing operations, research and development, sales and marketing, and administration, and in expanding our direct sales and distribution channels. Given the rate at which competition in our industry intensifies and the fluctuations in demand for our products, we may not be able to adequately control our costs and expenses or achieve or maintain adequate operating margins. As a result, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels, and our failure to do so may result in additional losses. We may not be able to achieve profitability in future periods, or maintain profitability on a quarterly or annual basis in the future.

We depend on a small number of customers for a significant portion of our revenues, and one customer accounted for approximately 11% and 45% of our revenues for the three months ended March 31, 2016 and 2015, respectively and the loss of, or a significant reduction in orders from, any of these customers, would significantly reduce our revenues and harm our operating results.

In the three months ended March 31, 2016 and 2015, our 10 largest customers comprised 62.2% and 77.9% of our revenues, respectively. One customer accounted for 10.7% and 45.1% of our revenues for the three months ended March 31, 2016 and 2015, respectively.

We derive a significant portion of our revenues from a small number of customers, and we anticipate that we will continue to do so in the foreseeable future. These customers may decide not to purchase our products at all, to purchase fewer products than they did in the past, to demand price concessions, or to alter their purchasing patterns in some other way. For example, our largest customer ordered fewer products in the third and fourth quarters of 2015 and the first quarter of 2016 than we expected, which had an adverse effect on our operating results. The loss of any significant customer, a significant reduction in sales we make to a customer, or any problems collecting receivables from one or more significant customers would likely harm our financial condition and results of operations. Changes in purchasing by these customers may also cause our operating results to fluctuate from period to period.

Our connectivity products have historically represented a significant part of our revenues, and if we are unsuccessful in selling our optical passive products, our business may be harmed.

Sales of our connectivity products accounted for 71.9% and 79.7% of our revenues in the quarters ended March 31, 2016 and 2015, respectively, and a majority of our historical revenues. We expect to substantially depend on these products for the majority of our near-term revenues. We have in the past, and may in the future experience declines in average selling prices. Any significant decline in the price of, or demand for, these products, or failure to increase their market acceptance, would seriously harm our business. In addition, we believe that our future growth and a significant portion of our future revenues will depend on the commercial success of our optical passive products. If demand for these products does not continue to increase and our target customers do not continue to adopt and purchase our optical passive products, our revenues may decline.

Continuing weak general economic or business conditions may have a negative impact on our business.

Continuing concerns over inflation, deflation, another recession, energy costs, geopolitical issues, the availability and cost of credit, Federal budget proposals, the Federal deficit and credit rating, unemployment, global economic instability, slowing growth in China and an uncertain real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth. These factors, combined with low oil prices, weak business and consumer confidence and a volatile stock market, have resulted in an economic slowdown. If the economic climate in the U.S. and abroad does not improve or deteriorates, our business, including our customers and our suppliers, could be negatively affected, resulting in a negative impact on our revenues.

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

As of March 31, 2016, we had 33 full-time employees in Sunnyvale, California, 376 full-time employees in Taiwan, and 1,051 full-time employees in China. Matching the scale of our operations with demand fluctuations, combined with the challenges of expanding and managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management and resources. To manage the expected fluctuations in our operations and personnel, we will be required to:

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

The development of new or enhanced fiber optic products is a complex and uncertain process. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new products and enhancements. Development costs and expenses are incurred before we generate revenues from sales of products resulting from these efforts. Our research and development expenses were $1.2 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. We intend to continue to invest in our research and product development efforts, which could have a negative impact on our earnings in future periods.

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

We are exposed to risks associated with the translation of Taiwan (NT) and China (RMB) denominated financial results and accounts into U.S. dollars for financial reporting purposes. The carrying value of the assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar as compared to the NT and RMB. Changes in the value of the U.S. dollar as compared to the NT and RMB could have an adverse effect on our reported results of operations and financial condition. As the net positions of our unhedged foreign currency transactions fluctuate, our earnings might be negatively affected. In addition, the reported carrying value of our NT and RMB denominated assets and liabilities held in our Taiwan and China subsidiaries will be affected by fluctuations in the value of the U.S. dollar compared to the NT and RMB. As of March 31, 2016, we had a net asset balance, excluding intercompany payables and receivables, in our Taiwan and China subsidiaries denominated in NT and RMB. If the NT and RMB were to weaken 10% against the dollar, our net asset balance would decrease by approximately $1.0 million as of this date. Although we have implemented hedging strategies designed to mitigate foreign currency risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.

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
____________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2016	ALLIANCE FIBER OPTIC PRODUCTS, INC.

	By	/s/ Anita K. Ho
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
____________________

* In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.